Form 10-K
period 2009-12-31
BROADCOM CORP
filed 2010-02-03
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-23993

Broadcom Corporation
(Exact Name of Registrant as Specified in Its Charter)

California	33-0480482
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
5300 California Avenue
Irvine, California 92617-3038
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 926-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Class A Common Stock, $0.0001 par value	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $10.8 billion (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant has two classes of common stock authorized, Class A common stock and Class B common stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. Shares of Class B common stock are not publicly traded but are convertible at any time into shares of Class A common stock on a one-for-one basis. As of December 31, 2009 there were 438.6 million shares of Class A common stock and 57.0 million shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2010 Annual Meeting of Shareholders to be filed on or before April 5, 2010.

Broadcom®, the pulse logo, BroadVoice®, CellAiritytm, CryptoNetX®, InConcert®, HiGigtm, NetXtreme®, ROBOswitch-plustm, ROBO-HStm, SmartAudio®, StrataSwitch®, StrataXGS®, and Videocore® are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

©2010 Broadcom Corporation. All rights reserved.	This Annual Report on Form 10-K is printed on recycled paper.

BROADCOM CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected total net revenue, costs and expenses and product gross margin; our accounting estimates, assumptions and judgments; our success in other pending litigation matters; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense; the demand for our products; the effect that recent economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our potential needs for additional capital; inventory and accounts receivable levels; the impact of the Internal Revenue Service review of certain income and employment tax returns on our results of operations; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; the level of accrued rebates, income we expect to record in connection with the Qualcomm Agreement; and the impact of litigation related to the January 2007 restatement of our financial statements for prior periods. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement, except as otherwise required by law.

PART I

Item 1.	Business

Overview

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a major technology innovator and global leader in semiconductors for wired and wireless communications. Our system-on-a-chip (SoC) and software solutions enable the delivery of voice, video, data and rich multimedia content to mobile devices, consumer electronics (CE) devices in the home and business networking products for the workplace, data centers, service providers and carriers. We provide the industry’s broadest portfolio of cutting-edge SoC solutions to manufacturers of computing and networking equipment, CE and broadband access products, and mobile devices. Our diverse product portfolio includes:

•	Solutions for the Home (Broadband Communications) — enabling such products as digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; cable and digital subscriber line (DSL) modems and residential gateways; high definition televisions (HDTVs); high definition Blu-ray Disc® players; and digital video recorders (DVRs).
•	Solutions for the Hand (Mobile & Wireless) — integrating solutions in applications for wireless and personal area networking; cellular communications; personal navigation and global positioning; processing multimedia content in smartphones; and for managing the power in mobile devices; and
•	Solutions for Network Infrastructure (Enterprise Networking)— incorporating solutions for the business network requirements of enterprise, data center, small-to-medium-sized businesses (SMBs), and carriers and service providers, featuring high-speed controllers, switches and physical layer (PHY) devices supporting transmission and switching for local, metropolitan, wide area and storage networking and server solutions;

processors for broadband network and security applications; and Voice over Internet Protocol (VoIP) solutions for gateway and telephony systems.

Our Class A common stock trades on the Nasdaq Global Select Marketsm under the symbol BRCM.

Industry Environment and Our Business

Over the past two decades, communications technologies have evolved dramatically in response to ubiquitous wireless and mobile networks, the emergence of new data-intensive computing and communications applications, and the continuing convergence of personal computing devices and mobile devices. Consumer electronics and computer manufacturers as well as carriers have increasingly sought to enhance the users’ ability to share digital content (movies, photos, Internet videos and music) between devices such as PCs, set-top boxes (STBs), mobile handsets, personal media players, Blu-Ray Disc players, gaming consoles and a host of other products. This requires increasingly higher processing speeds and information transfer rates within the computing systems and the data storage devices that support them and across the network communication infrastructures that serve them.

The broadband transmission of digital information over wired and wireless infrastructures requires very sophisticated semiconductor solutions to perform critical systems functions such as complex signal processing, converting digital data to and from analog signals, and switching and routing packets of information over IP-based networks. Solutions that are based on multiple separate analog and digital chips generally cannot achieve the cost-effectiveness, performance and reliability required by today’s communications markets. These requirements are best addressed by new generations of highly integrated mixed-signal devices that combine complex analog, digital, and in many cases, radio frequency functions onto a single integrated circuit (an SoC), and can be manufactured in high volumes using cost-effective process technologies.

Reportable Segments and Broadcom® Products

We currently operate in three reportable segments: Broadband Communications, Mobile & Wireless and Enterprise Networking, as described in greater detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We design, develop and supply a diverse portfolio of products. Our semiconductor and software solutions are used globally by leading manufacturers and are embedded in an array of products for the home, the hand, and network infrastructure, delivered by our three reportable segments, as reflected in the table below:

Reportable Segment	Products Incorporating Our Solutions	Broadcom Solutions

Broadband Communications (Home)	Broadband (cable, PON and DSL) modems and residential gateways
Cable modem termination systems and central office DSL applications
Cable, satellite, terrestrial and IP set-top boxes
High definition digital TVs
High definition Blu-ray Disc players and recorders
Cable modem SoCs
MPEG/AVC/VC-1 encoders and transcoders
xDSL, PON and cable modem customer premises equipment and central office solutions
Digital cable, DBS and IP set-top box integrated receiver demodulators
HDTV and SDTV SoCs
Blu-ray Disc SoCs

Mobile & Wireless (Hand)	Wireless-enabled laptop and desktop computers
Home broadband gateways
Printers
VoIP phones
Handheld media devices
Mobile Internet devices and ultra-mobile PCs
Cellular phones and smartphones
Personal navigation devices
TV enabled portable devices
Home gaming systems
Home entertainment systems	Wi-Fi® SoCs
Bluetooth® SoCs
Wireless combination chips
GPS SoCs
Mobile multimedia processors
Mobile applications processors
Mobile power management devices
VoIP solutions
GSM, GPRS, EDGE, UMTS and HSDPA baseband solutions
Mobile TV SoCs
Touch controllers

Enterprise Networking (Infrastructure)	Servers
Workstations
Desktop and notebook computers
Service provider metro equipment
3G/4G wireless infrastructures and wireless access points
Switches, hubs and routers
Network interface cards
LAN on motherboard applications
Optical networks and dense wave division multiplexing applications
	Virtual private networks and security appliances	Ethernet transceivers Ethernet controllers Ethernet switches Optical physical layer (PHY) devices Security processors and adapters Broadband processors

The majority of our products are now manufactured in 130 nanometer and 65 nanometer complementary metal oxide semiconductor, or CMOS, processes. Most new products are designed in 65 nanometer and 40 nanometer, which are currently the most advanced lithographic nodes for manufacturing semiconductors in large volumes. These smaller geometry processes provide significant benefits over the 90 nanometer and 130 nanometer processes by enabling lower power consumption, smaller size, higher yields and higher levels of integration.

Net Revenue by Reportable Segment

Net revenue for our reportable segments, Broadband Communications, Mobile & Wireless and Enterprise Networking is presented below. “All Other” includes our licensing revenue from Verizon Wireless and related income from the Qualcomm Agreement (see detailed discussion in “Overview” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Percentage of Net Revenue

Net Revenue: $4.490 billion	Net Revenue: $4.658 billion	Net Revenue: $3.776 billion

The following is a brief description of each of our reportable segments.

Broadband Communications Reportable Segment

We offer manufacturers a range of broadband communications and consumer electronics SoC solutions that enable voice, video, data and multimedia services over wired and wireless networks for the home. These highly integrated silicon solutions continue to enable the most advanced system solutions, which include broadband modems and residential gateways, digital cable, satellite and IP set-top boxes and media servers, high definition digital television and Blu-ray Disc players and recorders. Net revenue from our Broadband Communications reportable segment represented 34.0%, 37.0% and 37.4% of our total net revenue in 2009, 2008 and 2007, respectively.

Broadband Modems and Residential Gateways

Cable Modems and Residential Gateways.  Cable modems provide consumers and businesses high-speed Internet access through a cable television network. An additional device, called a cable modem termination system, or CMTS, located at a local cable provider’s network hub, communicates to cable modems in subscribers’ homes and controls access to the network.

We offer integrated semiconductor solutions for cable modems and CMTS equipment, with an extensive product offering for ultra high-speed data services to transmit voice, video, data and multimedia services to residential customers, enabling such services as video-on-demand. Our cable modem SoC solutions include integrated circuits, reference design hardware and a full software suite to support our customers’ needs and accelerate their time to market. Our cable modem SoCs provide levels of integration and performance that allow cable modem functionality to be provided by a small silicon core that can be incorporated into other consumer devices for broader distribution of IP-based services throughout the home. We also offer residential broadband gateway solutions that bring together a range of capabilities, including those for cable modems, digital set-top boxes, home networking, VoIP and Ethernet connectivity.

DSL.  Digital subscriber line technologies, commonly known as DSL, represent a family of broadband solutions that use a greater range of frequencies over existing telephone lines than traditional telephone services. This provides greater bandwidth to send and receive information. DSL has a number of standards or line codes used worldwide, and we support all of them, such as asymmetric DSL, or ADSL, ADSL2, ADSL2+ and very-high-speed DSL, or VDSL.

We provide end-to-end DSL technology, with solutions designed for both customer premises equipment, or CPE, and central office applications. Our DSL solutions enable local exchange carriers and enterprise networking vendors to deliver bundled broadband services, such as digital video, high-speed Internet access, VoIP, video teleconferencing and IP data business services, over existing telephone lines. For CPE applications, we provide products that address the wide variety of local area network connectivity options, including Ethernet, USB-powered solutions, VoIP-enabled access devices and wireless access points with multiple Ethernet ports. Our central office solutions enable equipment manufacturers of digital subscriber line access multiplexers, or DSLAMs, and next generation digital loop carriers to offer a significant increase in the number of DSL connections that can be supported within telecommunication companies’ tight heat, power and space constraints. We also provide the inter-networking software that is enabling DSLAM technology to transition from Asynchronous Transfer Mode (ATM) to Internet Protocol.

GPON.  Gigabit Passive Optical Network, commonly known as GPON, represents a family of broadband solutions that provide data, voice and video services over fiber networks used by telecommunications service providers around the world. We provide several different access devices used for Internet access, gateway routers and voice and data integrated access devices (IADs).

Digital Cable, Direct Broadcast Satellite, Digital Transport Adapter (DTA) and IP Set-Top Boxes

The last decade has seen rapid growth in the quantity and diversity of television programming. In an effort to increase the number of channels available to viewers, digital TV programming is now being offered by various service providers, including cable operators, satellite operators and traditional telephone companies, using the same high-speed connections that bring telephone customers broadband Internet access. In addition to offering more TV channels, these operators compete to differentiate their services through high definition programming, digital video recording services, high quality 2D/3D program guides and the ability to view and stream Internet content. To take advantage of all of these capabilities, viewers need a set-top box in the home to process these functions and distribute them to TVs and other STBs within the home.

Cable-TV Set-Top Box Solutions.  We offer a complete silicon platform for the digital cable-TV set-top box market. These highly integrated SoC solutions provide manufacturers with a broad range of features and capabilities for building standard digital cable-TV STBs (for digital video broadcasting), as well as high-end interactive set-top boxes supporting simultaneous viewing of television program and Internet content. Our cable-TV set-top box silicon consists of front-end transceivers with media access controller, or MAC, functions, single-chip cable modems, advanced 2D/3D graphics video encoders and MPEG decoders, radio frequency television tuners based on CMOS process technology, and digital visual interface chipsets. These cable-TV set-top box chips support most industry transmission and television standards, enabling universal interoperability and easy retail channel distribution. Our set-top box SoC solutions can also incorporate DVR functionality, home networking and VOIP technologies.

DBS Solutions.  By leveraging our extensive investment and expertise in the cable-TV set-top box market, we have also developed comprehensive direct broadcast satellite, or DBS, solutions. These products include an advanced, high definition video graphics subsystem, which drives the audio, video and graphics interfaces in DBS set-top boxes, and provides multi-stream control to support DVR capabilities; a CMOS satellite tuner, which allows our customers to provide additional channel offerings; front-end receiver chips for set-top boxes, including 65 nanometer receivers that incorporate DVR functionality, and an advanced modulation system to increase satellite capacity; and a digital visual interface transmitter. In addition, we offer a complete end-to-end chipset for receiving and displaying HDTV, and a complete satellite system solution that enables DBS providers to provide Internet access via satellite, combining the functionality of a satellite modem, a firewall router and home networking into a single chip.

IP Set-Top Box Solutions.  Broadcom provides a family of advanced video compression, high definition SoC solutions for IP set-top boxes. These solutions include high definition video decoder/audio processor chips and a dual channel high definition and digital video recorder chip. We also offer an advanced IPTV platform based on our solution for next generation STBs and Microsoft’s Mediaroomtm. This platform will enable service providers and equipment manufacturers to offer a range of new services and features such as multi-room digital video recording, high performance user interfaces, and photo and music sharing. Additionally, we offer encoder/transcoder SoC solutions that allow non-compatible video and audio content to be shared and transferred in real-time across several classes of consumer devices to and from the PC.

Digital Transport Adapter or DTA solutions represent a family of devices for both cable and terrestrial applications, and are used primarily to enable legacy televisions to display the latest digital broadcast services as national analog broadcast systems transition to digital broadcast systems. We offer several products that support digital conversion requirements in every major geography worldwide. A DTA product is, in most cases, a very simplified set-top box with a limited feature set and a non-upgradeable configuration.

Digital Television

Beginning in 2009, the Federal Communications Commission, or FCC, required that traditional terrestrial broadcast stations broadcast only in digital format. We offer a complete turnkey digital television-on-a-chip solution and associated software to enable digital-to-analog converter boxes that extend the lives of analog-only TVs by allowing them to receive digital-only broadcasts. Capitalizing on the FCC DTV mandate, as well as on our extensive cable-TV set-top box technology portfolio, we offer a highly integrated DTV SoC solution that, when combined with our existing satellite, cable or terrestrial demodulators, forms a complete platform for the delivery of HDTV, allowing DTV manufacturers to develop digital cable-ready TVs that connect directly to the North American cable infrastructure without the need for an external set-top box.

In 2008 we acquired the DTV business of Advanced Micro Devices, Inc., or AMD, enabling us to rapidly extend our DTV offerings to include a more complete product line that covers all DTV markets, ranging from low-end value and mid-range quality to high-end interactive platforms and panel processors. DTV solutions developed through the integration of this acquisition with our existing technology include (1) a complete advanced video coding, or AVC, connected TV platform that allows viewers to customize their TV viewing experience, and provides new options for accessing video content, and (2) a complete turnkey platform that integrates the customer application ready design reference platform, allowing TV manufacturers to customize both hardware and software designs for differentiating products based on the user interface and visual look-and-feel, while accelerating their time to market.

Broadcom also supports the Digital Living Network Alliance, or DLNA®, technology that allows users to share and access digital media easily across a variety of wired and wireless connectivity technologies, such as Multimedia over Coax Alliance, or MoCA®, Wi-Fi and Ethernet. Support of DLNA allows consumers to easily share and stream digital content (including DVR recordings, music, photos and videos) between consumer electronics devices, mobile handsets, set-top boxes and PCs anywhere throughout their homes.

High Definition Blu-ray Disc Players

With the increasing consumer adoption of HDTV and greater availability of high definition video content, CE manufacturers have begun offering high definition Blu-ray Disc players and recorders, with substantially greater storage capacity and the ability to effectively handle the significantly higher bit rates associated with high resolution HDTV content. Our Blu-ray Disc SoC is a prevalent technology for Blu-ray Disc playback, offering HD video playback at 1080p resolution, picture-in-picture video support, HD multi-channel audio, and world class BD-Java performance for full support of BD-Live functionality. Integrated security and streaming features have enabled manufacturers to deploy a new class of Blu-ray Disc players that feature Internet-based streaming media playback capabilities. We also offer a reference design for the development of Blu-ray Disc media players that includes our HD audio/video decoder chip, as well as an HD digital video system chip and a software platform that affords our customers a wide range of integration options.

Mobile & Wireless Reportable Segment

Broadcom’s mobile and wireless reportable segment offers products supporting a broad range of solutions for the “hand”, leading-edge portable devices that enable end-to-end wireless connectivity at home, at work and on-the-go. Products in this area include solutions in major wireless market segments including wireless local area networking, personal area networking, location technologies, and a comprehensive range of mobile technologies. This portfolio of mobile and wireless products enables a broad range of portable devices including cellular handsets, personal navigation devices, mobile TV products, portable media players, gaming platforms and other wireless-enabled consumer electronics and peripherals, such as home gateways, printers, VoIP phones, home entertainment systems and notebook computers. Net revenue from our Mobile & Wireless reportable segment, our fastest growing segment, represented 38.3%, 32.8% and 31.6% of our total net revenue in 2009, 2008 and 2007, respectively.

Wireless Local Area Networking

Wireless local area networking, also known as WLAN or Wi-Fi networking, allows devices on a local area network to communicate with each other without the use of any cables or wires. It adds the convenience of mobility to the powerful utility provided by high-speed data networks, and is a natural extension of broadband connectivity in the home, office and on the road. Wi-Fi technology was first utilized in applications such as computers and routers, and is now being embedded into a number of other electronic devices such as smartphones, printers, gaming devices, televisions, Blu-Ray Disc players and broadband modems.

We offer a family of high performance, low power Wi-Fi chipsets that supports all of the current Wi-Fi standards, including IEEE 802.11a, 802.11b, 802.11g, and the latest standard, 802.11n. Delivering up to eight times the throughput and up to four times the range of 802.11g, our 802.11n chipsets enable us to serve a new demand for the transfer of HD content between devices and throughout the home. Our entire family of wireless LAN chips consists of all-CMOS solutions that offer advanced security features and are capable of self-calibration based on usage temperatures and other environmental conditions.

Wireless Personal Area Networking

The Bluetooth short-range wireless networking standard is a low power wire replacement technology that enables connectivity among a wide variety of mainstream consumer electronic devices including PCs, mobile phones, smartphones, headsets and consumer electronics. Bluetooth wireless connectivity enables personal area networking, or PAN, at speeds up to 3 Mbps, and can cover distances up to approximately 10 meters. This short-range wireless technology allows devices to automatically synchronize and exchange data with other Bluetooth-enabled devices without the need for wires, and enables wireless audio connections to cellular phones, as well as wireless mouse and keyboard applications.

We offer a complete family of Bluetooth silicon and software solutions for mobile phones, PCs, wireless headphones and headsets, digital televisions, peripherals, gaming and other applications. Our family of single-chip Bluetooth devices and software applications and protocol stacks provides a complete solution that enables manufacturers to add Bluetooth functionality to almost any electronic device with a minimal amount of development time and resources. Our highly integrated Bluetooth solutions are designed in standard CMOS process technology, offering smaller sizes and lower power consumption while reducing manufacturing costs. In addition, we have developed InConcert® coexistence technology to allow products enabled with multiple wireless technologies such as our Wi-Fi, GPS and Bluetooth to collaboratively co-exist and maximize throughput and performance.

Global Positioning Systems

The demand for location based technologies has grown dramatically over the last several years, as evidenced by the increased deployment of Global Positioning Systems (GPS) semiconductors, software and location data. GPS has always been a required feature in navigation devices and is becoming a standard feature in mobile phones and in the PC market. Broadcom offers standalone GPS and assisted-global positioning system, or A-GPS semiconductor products, software and data services. The company also maintains a worldwide GPS reference network that provides assistance data to A-GPS-equipped chips via wireless transport, including cellular data channels (GPRS or 3G) and Wi-Fi, which boosts performance and reduces the time required to determine a location by up to 100 times. Combining our GPS technology with our leading Bluetooth, Wi-Fi, cellular and other mobile technologies allows leading cellular handset and personal navigation device makers to obtain all of the key wireless connectivity solutions from a single source.

Wireless Combination Chips

Consumers increasingly expect their portable media devices to be able to seamlessly communicate with other devices, such as TVs, PCs, printers, remote speakers, headsets and car stereos, utilizing a wide variety of wireless technologies. At the same time, our customers are continually seeking to lower their costs, extend the battery life of their devices and bring new products to market quickly. To meet these demands, we have developed a family of combination chip, or “combo chip”, solutions that integrate multiple discrete wireless technologies into a single-chip solution. For example, we offer combo chip solutions that integrate a complete Bluetooth system (radio and baseband), Wi-Fi radio and baseband and a high performance FM stereo radio receiver into a single die. With these combo chips, makers of multimedia cell phones and digital media players enabled with Broadcom Bluetooth technology can conveniently add Wi-Fi and FM radio functionality to their products while maintaining optimal power, size and cost. In addition, we offer combo chip solutions that combine our Bluetooth and FM technologies onto a single silicon die and a combo chip solution that combines our Bluetooth, GPS, and FM technologies onto a single device.

Cellular Technology

The cellular handset is transitioning from a pure voice device to a broadband multimedia gateway. Products emerging from this transition allow end users to wirelessly download email, view web pages, stream audio and video, play games and conduct videoconferences with cellular phones, smartphones, notebook computers and other mobile devices.

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

We develop and market GSM, GPRS, EDGE and UMTS chipsets and reference designs with complete software and terminal solutions for use in cellular phones, cellular modem cards and smartphones. Our CellAiritytm cellular platform includes baseband processor solutions, which integrate both mixed-signal and digital functions into a single chip as well as our single-chip HSPA processor ‘phone-on-a-chip’ solution that enables manufacturers to build next generation 3G phones with breakthrough features, sleek form factors and an extended battery life. In conjunction with our hardware platform solutions, we offer full software suites for a variety of operating systems to enable complete phone designs by our customers.

Mobile Multimedia Processors

Multimedia has become increasingly prevalent in handheld devices such as cellular phones, Internet appliances and portable media players. To support new multimedia features including imaging, graphics, camera image capture, audio capture, music playback, music streaming, video streaming, video capture, gaming, mobile TV, and more, Broadcom offers our VideoCore® line of video and multimedia processors based on a low power, high performance architecture.

Unlike hard-wired only processor cores, VideoCore processors are built to provide customers the benefit of software flexibility and programmability, as well as low power from hardware acceleration. The programmability delivered by a powerful vector processor enables OEMs to quickly port new and evolving codecs. VideoCore products integrate dedicated hardware blocks for high performance, low power 2D and 3D graphics, high definition 720p and 1080p video recording and playback, and an image signal processor, or ISP, for still image processing. This combination of programmability and dedicated low power hardware enables OEMs to deliver compelling products and an easy migration to new technologies made popular by ever changing Internet applications.

Our VideoCore products can be used either as standalone multimedia processors or as co-processors in conjunction with a host processor such as a cellular baseband.

Mobile Application Processors

The increasing popularity of multimedia features in cellular phones and other portable devices, such as mobile televisions and portable audio, video and gaming devices, is generating a demand for high-end applications processors optimized to work with video and camera capabilities at prices affordable to consumers. Our family of mobile application processors, which integrate our VideoCore multimedia processor and an ARM® RISC processor, software, and reference designs, enable an array of multimedia features, including support for high megapixel digital cameras, HD video encoding and decoding, and TV signal output via composite, component and S-video connections. In addition, the ARM processor runs the operating system found in smart phones and other embedded devices. Our mobile applications processors also support advanced mobile device applications such as e-mail, web browsing, file management and graphical user interfaces.

Mobile Power Management

Increasingly sophisticated functionality and applications are becoming available in new cellular handsets and other portable devices. However, each of these applications adds to the power consumption and power management complexity of the overall system, creating a need for more sophisticated battery charging, monitoring, and highly efficient power supplies and audio drivers. Portable device makers are seeking advanced power management solutions that reduce total system cost, occupy very little board space and are flexible and scalable enough to manage even the most demanding power requirements. Broadcom provides a family of power management devices that intelligently manage power consumption in mobile devices to optimize system operation and maximize battery life in cellular phones, personal navigation devices, and personal media players.

Touch Controllers

Touch screen functionality is an increasingly popular feature on mobile devices, with many new cellular handsets and portable media players allowing users to access content and navigate menus and graphical user interfaces with the touch of a finger. We provide custom designed low power touch screen controllers to help enable this functionality.

Voice over Internet Protocol

Voice over Internet Protocol, or VoIP, refers to the transmission of voice over any IP packet-based network such as Ethernet. VoIP is stimulating dramatic changes in traditional public switched and enterprise telephone networks since packet-based networks provide significant economic advantages over traditional circuit-switched voice networks. The trend to IP networks for voice has been driven by the significant build-out of the Internet and deregulation of long distance and local phone services. A host of new enterprise services can be enabled when a LAN-based Ethernet switching infrastructure is used to carry both data and voice. Within residential markets, VoIP is gaining momentum as a viable alternative to traditional public telephone networks. In addition to enabling cost savings for long distance calls, VoIP creates a number of consumer product opportunities and applications for equipment vendors and service providers.

Our VoIP phone silicon and software solutions integrate packet processing, voice processing and switching technologies to provide the quality of service, high fidelity and reliability necessary for enterprise telephony applications. Our portfolio also features terminal adapter VoIP solutions that enable existing analog phones to be connected to broadband modems via Ethernet. These products support residential VoIP services that are now being offered by a variety of broadband service providers. Our VoIP solutions allow carriers and service providers to offer low cost and high quality telephone services that can be bundled with high-speed Internet access, IPTV and a host of converged wireless capabilities. By combining our VoIP solutions with our video and mobile multimedia processors, our customers can create scalable solutions that enable the transmission of voice, video data and multimedia content over an IP network.

All of our VoIP processors support our SmartAudio® and BroadVoice® technologies, which feature a wideband high fidelity mode that significantly improves the clarity and quality of telephony voice services.

Enterprise Networking Reportable Segment

Through our Enterprise Networking reportable segment, we design and develop complete silicon and software solutions for infrastructure that is scalable, secure, and easy to manage for service provider, data center, enterprise and small-to-medium business, or SMB, networks. Our solutions leverage industry-proven Ethernet technology to promote faster, ‘greener’ and more cost-efficient transport and processing of voice, video, data and multimedia across both wired and wireless networks. Our products are found in a wide variety of networking equipment including Ethernet switches, routers and gateways, security appliances, DSLAMs, 3G/4G wireless backhaul equipment, cable and VoIP hardware, desktop and notebook computers, servers and storage appliances, and network-attached printers. Net revenue from our Enterprise Networking reportable segment represented 23.5%, 27.0%, and 30.2% of our total net revenue in 2009, 2008 and 2007, respectively.

Local Area Networking

Local area networks, or LANs, consist of various types of equipment, such as servers, workstations and desktop and notebook computers, interconnected by copper or fiber cables utilizing a common networking protocol, generally the Ethernet protocol. Ethernet can scale in speeds ranging from 10 Megabits per second, or Mbps, to 40 Gigabits per second, or Gbps. As the volume and complexity of network traffic continues to increase, technologies such as Gigabit Ethernet, or GbE, a networking standard that supports data transfer rates of up to one Gbps, and the 10 Gigabit Ethernet, or 10GbE, standard, which supports data transfer rates of up to 10 Gbps, are replacing older technologies such as Fast Ethernet, which can only support data transfer rates of up to 100 Mbps.

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

Our complete line of highly integrated, low power SoC solutions includes Ethernet transceivers, controllers and switches for servers, workstations, desktop and notebook computers, VoIP phones, switches and routers, wireless access points and network infrastructure products. These solutions enable users to share Internet access, exchange graphics and video presentations, utilize VoIP and video conferencing services, and share peripheral devices, such as printers and scanners. In addition, we incorporate intelligent networking functionality into our devices, enabling system vendors to deploy quality of service (QoS) features and applications, found typically in the core of the network, to every corporate desktop.

Ethernet Transceivers.  Our complex Ethernet transceivers are built upon a proprietary digital signal processing, or DSP, communication architecture optimized for high-speed enterprise network connections. Our DSP silicon core enables interoperability and robust performance over a wide range of cable lengths and operating conditions. We offer a variety of single port and multi-port products ranging from 10 Mbps up to 40 Gbps speeds. We believe this equipment can significantly upgrade the performance of existing networks without the need to rewire the network infrastructure with fiber or enhanced copper cabling. These Ethernet transceivers are driving the market towards lower power and smaller footprints, making it easier and less expensive to build Ethernet network interface cards, or NICs, switches, hubs and routers, and to put networking chips directly on computer motherboards in LAN on motherboard, or LOM, configurations.

Gigabit Ethernet Controllers.  Built upon multiple generations of Ethernet media access controller , or MAC, technology, our NetXtreme® family of Gigabit Ethernet controllers supports peripheral component interconnections, or PCI®, PCI-X® and PCI Express® local bus interfaces, for use in NIC and LOM implementations. The NetXtreme family includes comprehensive solutions for servers, workstations, and desktop and notebook computers. These devices incorporate an integrated Gigabit Ethernet physical layer, or PHY, transceiver and are provided with an advanced software suite that supports a variety of operating systems. The NetXtreme architecture also features a processor-based design that enables customers to run advanced management software in firmware so they can remotely upgrade it through simple downloads. The entire NetXtreme controller family incorporates security features, including integrated Trusted Platform Module, or TPM, functionality, to enable PC manufacturers to offer hardware-based security as a standard feature on enterprise client personal computers.

Ethernet Switches.  We offer switch-on-a-chip products ranging from low cost, unmanaged and managed, Layer 2 to high-end managed, Layer 3 through Layer 7 enterprise class switch chips. We also offer high-end metro Ethernet scalable switch solutions with applications that include Carrier Ethernet switches and routers, next generation transport equipment, synchronous optical network/synchronous digital hierarchy, or SONET/SDH, telecommunications equipment and Ethernet access equipment. Our Carrier Ethernet switch portfolio offers a broad feature set that enables carrier/service provider networks to support a large number of high value services such as VoIP, IPTV, video-on-demand, HDTV and Internet gaming. In addition, we provide networking software that enables communications system manufacturers to reduce development costs and deliver IP/Ethernet products to market faster.

For SMB applications, our ROBOswitch-plustm product family consists of Layer 2+ Ethernet switches, and our ROBO-HStm product family supports single-chip networking solutions for Layer 2+ Gigabit Ethernet configurations. In 2008 we introduced a family of 65 nanometer GbE switches for this market with full Layer 2 switching to address the feature set and port density requirements of today’s SMB networks. The entire family is designed to support lower power modes and comply with industry standards while utilizing packaging materials free of lead and other harmful toxins creating truly ‘green’ products for the SMB market. To address multi-tenant unit and multi-dwelling unit applications, we also offer a family of Layer 2 managed switches that are designed specifically for the service provider market in Asia to address Internet connectivity and the delivery of high bandwidth content, such as multimedia, to densely populated residential and commercial buildings. Our highly integrated family of switch products combines the switching fabric, MACs, Fast Ethernet and Gigabit Ethernet transceivers, media independent interface and packet buffer memory in single-chip solutions. These chips enable manufacturers to develop multiple switch design options that combine plug-and-play ease-of-use, scalability, network management features and non-blocking switching performance at optimal price points for the SMB market.

For enterprise applications, our StrataXGS® product family provides the multi-layer switching capabilities of our earlier StrataSwitch® II technology with wire-speed Gigabit and 10 Gigabit Ethernet switching performance for enterprise business networks. Our newest StrataXGS IV family of single-chip switches enables the scalability necessary for data center 3.0 applications, the security required for enterprise networks, and the protocols and quality of service needed to implement next generation service provider networks. We also provide the StrataXGS HiGigtm high-density switch fabric that provides a one-half terabit of packet switching capacity on a single chip that can scale to multi-terabits of capacity on a single backplane. These multi-layer switches are capable of receiving, prioritizing and forwarding packets of voice, video, data and multimedia at high speeds over existing corporate networks. The StrataXGS family also enables advanced network management capabilities in the switching infrastructure to track data flows and monitor or control bandwidth on any one of these flows. This results in a more intelligent use of network resources and enables a whole new set of network service applications that require high bandwidth, reliable data transmission, low latency and advanced quality service features such as streaming video and VoIP.

Metropolitan and Wide Area Networking

We offer a portfolio of CMOS OC-48 and OC-192 transceiver and forward error correction, or FEC, solutions, chips for synchronous optical networks and dense wave division multiplexing, or DWDM, applications, as well as a serial CMOS transceiver for 10GbE applications to allow MANs and WANs to address increasing volumes of data traffic. Our use of the CMOS process allows substantially higher levels of integration and lower power consumption than competitive solutions. Optical communications components are a natural extension of our large portfolio of high-speed LAN chips, and allow us to provide end-to-end semiconductor solutions across the WAN, MAN and LAN to increase the performance, intelligence and cost effectiveness of broadband communications networks.

Security Processors and Adapters

Our SSL family of CryptoNetX® high-speed security processors enables companies to guard against Internet attacks without compromising the speed and performance of their networks. These processors are built upon a proprietary, scalable silicon architecture that performs standards-compliant cryptographic functions at data rates ranging from a few Mbps to 10 Gbps. This architecture is being deployed across all of our products, addressing the entire broadband security network spectrum from residential applications to enterprise networking equipment. This scalable architecture allows us to develop standalone security products for very high-speed networking applications as well as to integrate the IP security processor core into lower speed solutions for consumer products, such as cable and DSL modem applications. We also offer a family of secure applications processors for use in PC and desktop solutions and point of sale devices. These new security solutions integrate an on-chip ‘vault’ architecture that houses the credentials and processes all secure transactions rather than running secure applications on the main system processor, which is at greater risk of tampering and theft.

Broadband Processors

Broadband processors are high performance SoC solutions that enable high-speed computations to identify, optimize and control the flow of data within the broadband network. With the migration from second generation cellular mobile systems, or 2G, to the third generation cellular mobile systems, or 3G, and with the continued growth of IP traffic and demand for new services and applications, networks and mobile infrastructure equipment must also be able to support higher bandwidth rates utilizing low power resource levels.

Leveraging our expertise in large scale integration design, we have developed a family of high performance, low power processor solutions designed specifically to meet the needs of next generation networks. This family of processors delivers four key features essential for today’s embedded broadband network processors: (1) very high performance; (2) low power dissipation; (3) high integration of network-centric functions; and (4) programmability based on an industry-standard instruction set architecture. These processors provide customers with a solution for high-speed network processing, including packet classification, queuing, forwarding and exception processing for wired and wireless networks. They enable complex applications such as deep content switching, routing and load balancing to be performed at wire speed.

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

Licensing of Intellectual Property

We also generate licensing revenue and related income from the licensing of our intellectual property. The vast majority of our licensing revenue and related income to date has been derived from agreements with two customers, Verizon Wireless and QUALCOMM Incorporated, or Qualcomm. See detailed discussion in “Overview” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This licensing revenue and related income represented 4.2%, 3.2%, and 0.8% of our total net revenue in 2009, 2008 and 2007, respectively.

Reference Platforms

We also develop reference platforms designed around our integrated circuit products that represent prototypical system-level applications for incorporation into our customers’ products. These reference platforms generally include an extensive suite of software drivers, as well as protocol and application layer software, to assist our customers in developing their own end products. By providing these reference platforms, we can assist our customers in achieving easier and faster transitions from initial prototype designs to final production releases. These reference platforms enhance the customer’s confidence that our products will meet its market requirements and product introduction schedules.

Customers and Strategic Relationships

We sell our products to leading wired and wireless communications manufacturers. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into products used in several markets.

Customers currently shipping wired and/or wireless communications equipment and devices incorporating our products include Alcatel, Apple, Cisco, Dell, EchoStar, Hewlett-Packard, LG, Motorola, Netgear, Nintendo, Nokia, Pace, Samsung, and Thomson CE, among others. We have also established strategic relationships with multiservice operators that provide wired and wireless communications services to consumers and businesses.

A small number of customers have historically accounted for a substantial portion of our net revenue. Sales to our five largest customers represented 34.6%, 35.8% and 39.7% of our net revenue in 2009, 2008 and 2007, respectively. See Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report. We expect that our key customers will continue to account for a substantial portion of our net revenue in 2010 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel, change or defer on short notice without incurring a significant penalty.

Core Technologies

Using proprietary technologies and advanced design methodologies, we design, develop and supply complete SoC solutions and system-level software, together with related hardware and software applications. Our proven SoC design methodology has enabled us to be first to market with advanced chips that are highly integrated and cost-effective, and that facilitate the easy integration of our customers’ intellectual property. Our design methodology leverages industry-standard, state-of-the-art electronic design automation tools, and generally migrates easily to new silicon processes and technology platforms. It also allows for the easy integration of acquired or licensed technology, providing customers with a broad range of silicon options with differentiated networking and performance features.

We believe our key competitive advantages include superior engineering execution and our broad base of core technologies encompassing the complete design space from systems to silicon. We have developed and continue to build on the following technology foundations:

•	proprietary communications systems algorithms and networking protocols;
•	advanced microprocessor and DSP hardware architectures;
•	proprietary SoC design methodologies and advanced library development for both standard cell and full-custom integrated circuit design;
•	high performance radio frequency, analog and mixed-signal circuit design using industry-standard CMOS processes;
•	extensive software reference platforms and board-level hardware reference platforms to enable complete system-level solutions.

Research and Development

We have assembled a large team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 2009 we had 5,535 research and development employees, the majority of whom hold advanced degrees, including 546 employees with Ph.Ds. These key employees are involved in advancing our core technologies, as well as applying them to our product development activities. Because the SoC solutions benefit from the same underlying core technologies, we are able to address a wide range of wired and wireless communications markets with a relatively focused investment in research and development.

We believe that the achievement of higher levels of integration and the timely introduction of new products is essential to our growth. While we intend to continue to manage our costs and expenses to attain our long-term business objectives, we will need to maintain significant research and development staffing levels in 2010 and for the foreseeable future. We have design centers throughout the United States, including our principal design facilities in Irvine, California and Santa Clara County, California. Internationally, we have design facilities in Asia,

Europe and Canada. We anticipate establishing additional design centers in the United States and in other countries.

Our research and development expense was $1.535 billion, $1.498 billion and $1.349 billion in 2009, 2008, and 2007, respectively. These amounts included stock-based compensation expense for employees engaged in research and development of $351.9 million, $358.0 million and $353.6 million in 2009, 2008 and 2007, respectively.

Manufacturing

Wafer Fabrication

We depend on five independent foundry subcontractors located in Asia to manufacture substantially all of our products. Our key silicon foundries are Taiwan Semiconductor Manufacturing Corporation in Taiwan, GlobalFoundries, Inc. (formerly Chartered Semiconductor Manufacturing) in Singapore, Semiconductor Manufacturing International Corporation in China, Silterra Malaysia Sdn. Bhd. in Malaysia and United Microelectronics Corporation in Singapore and Taiwan, several of which maintain multiple fabrication facilities in various locations. See “Risk Factors” under Item 1A of this Report for a detailed discussion of the risks associated with our dependence on independent foundry subcontractors.

Most of our products are manufactured using CMOS process technology. The processes we select permit us to engage independent silicon foundries to fabricate our integrated circuits. By subcontracting our manufacturing requirements, we can focus our resources on design and test applications where we believe we have greater competitive advantages. This strategy also eliminates the high cost of owning and operating semiconductor wafer fabrication facilities.

Our products are currently fabricated on a variety of processes ranging from 500 nanometers to 65 nanometers. We evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. The majority of our products are currently manufactured in 130 nanometers and 65 nanometers, and we are designing most new products in 65 nanometers and 40 nanometers. See “Risk Factors” under Item 1A of this Report for a detailed discussion of the risks associated with transitioning to smaller geometry process technologies.

Our operations and quality engineering teams closely manage the interface between manufacturing and design engineering. As a result, we are responsible for the complete functional and parametric performance testing of our devices, including quality. We employ an operations and quality organization to work very closely with semiconductor wafer manufacturers. We also arrange with our foundries to have online work-in-process control.

Assembly and Test

Our wafer probe testing is conducted by either our independent foundries or independent wafer probe test subcontractors. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by one of our three primary subcontractors for testing: United Test and Assembly Center in Singapore, EEMS in Singapore and Advanced Semiconductor Engineering (ASE) in China and Taiwan. Our eight key subcontractors for assembly are: Advanced Semiconductor Engineering in China and Taiwan; Amkor in Korea, Philippines and China; ASAT in China; EEMS Test Singapore in Singapore and China; Signetics in Korea; Siliconware Precision in Taiwan; STATSChipPAC in Singapore, Korea, Malaysia and China; and United Test and Assembly Center in Singapore and Thailand. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties in the current global economic environment, or if a subcontractor suffers any damage to or destruction of its facilities, or in the event of any other disruption of assembly and testing capacity. See “Risk Factors” under Item 1A of this Report for a more detailed discussion of the risks associated with our dependence on third party assembly and test subcontractors.

Quality Assurance

Manufacturers of wired and wireless communications products demand high-quality and reliable semiconductors for incorporation into their products. We focus on product reliability from the initial stage of the design cycle through each specific design process, including layout and production test design.

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

Product Distribution

We distribute products to our customers through our international distribution center in Singapore and an operations and distribution center located in Irvine, California. Our Singapore facility distributes products to international destinations, while our Irvine facility ships products to U.S. destinations. Net product revenue derived from actual shipments to international destinations, primarily in Asia (including foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States), represented 94.8%, 91.8% and 88.3% of our net revenue in 2009, 2008 and 2007, respectively.

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

We market and sell our products internationally through regional offices in Asia, Europe and North America, as well as through a network of independent distributors and representatives in Asia, Australia, Europe and North America. We select these independent entities based on their ability to provide effective field sales, marketing communications and technical support to our customers. All international sales to date have been in U.S. dollars. For information regarding revenue from independent customers by geographic area, see Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

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

Competition

Wired and wireless communications markets and the semiconductor industry are intensely competitive and are characterized by rapid change, evolving standards, short product life cycles and price erosion. We believe that the principal factors of competition for integrated circuit providers include:

•	product quality and reputation
•	product capabilities
•	level of integration
•	engineering execution
•	reliability
•	price
•	time-to-market
•	market presence
•	standards compliance
•	system cost
•	intellectual property
•	customer interface and support

We believe that we compete favorably with respect to each of these factors.

We compete with a number of major domestic and international suppliers of integrated circuits and related applications. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and will continue to result in declining average selling prices for our products in certain markets. We also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers that choose to develop their own silicon solutions. We also expect to encounter further consolidation in the markets in which we compete.

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

Intellectual Property

Our success and future product revenue growth depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. However, these measures may not provide meaningful protection for our intellectual property.

We currently hold more than 3,800 U.S. and more than 1,550 foreign patents (up from more than 3,100 U.S. and more than 1,400 foreign patents from the prior year) and more than 7,800 additional U.S. and foreign pending patent applications. We also generally enter into confidentiality agreements with our employees and strategic partners, and typically control access to and distribution of our documentation and other proprietary information. Despite these precautions, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes, develop similar technology independently, or design around our patents. As such, any rights granted under our patents may not provide us with meaningful protection. In addition, we may not be able to successfully enforce our patents against infringing products in every jurisdiction.

Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements, such as the Qualcomm Agreement. See detailed discussion in “Overview” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Moreover, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

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

Employees

As of December 31, 2009 we had 7,407 full-time, contract and temporary employees, including 5,535 individuals engaged in research and development, 707 engaged in sales and marketing, 534 engaged in manufacturing operations, and 631 engaged in finance, legal and general administrative activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

Other

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our Class A common stock will likely decline, and you may lose all or part of your investment.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the semiconductor industry. As a result, the market price of our Class A common stock may decline.

We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns, such as the most recent global downturn. These downturns are characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenue, gross margins and results of operations. In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our product gross margins. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price.

Many other factors have the potential to significantly impact our business, such as: concerns about inflation and deflation, deterioration in credit availability due to the recent financial crisis, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, reduced availability of insurance coverage or reduced ability to pay claims by insurance carriers, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to reduce spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit or could even need to file for bankruptcy. Either of these circumstances could result in an impairment of their ability to make timely payments to us. If these circumstances were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Historically, semiconductor companies are several steps removed from the end-customer in the supply chain and have experienced growth patterns that are different than what the end demand might be, particularly during periods of high volatility. This can manifest itself in periods of growth in excess of their customers’ followed by periods of under-shipment before the volatility abates. However, given recent economic conditions it is possible that any correlation will continue to be less predictable and will result in increased volatility in our operating results and stock price. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the semiconductor industry or in the wired and wireless communications markets. If the economy or markets in which we operate deviate from present levels or deteriorate, we may record additional charges related to restructuring costs and the impairment of goodwill and long-lived assets, and our business, financial condition and results of operations may be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations. The impact of market volatility is not limited to revenue but may also affect our product gross margins and other financial metrics. Such impact could be manifested in, but not limited to, factors such as fixed cost overhead absorption.

Our quarterly operating results may fluctuate significantly. As a result, we may fail to meet the expectations of securities analysts and investors, which could cause our stock price to decline.

Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. For example, recently our income has fluctuated from a net loss of $159.2 million for the three months ended December 31, 2008, to net income of $59.2 million for the three months ended December 31, 2009. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our Class A common stock will likely decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment:

•	general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, the recent global economic recession, and trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;
•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;
•	our ability to adjust our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;
•	the effectiveness of our expense and product cost control and reduction efforts;
•	the gain or loss of a key customer, design win or order;
•	our dependence on a few significant customers and/or design wins for a substantial portion of our revenue;
•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost-effective and timely manner;
•	intellectual property disputes, customer indemnification claims and other types of litigation risks;
•	the availability and pricing of raw materials and third party semiconductor foundry, assembly and test capacity;
•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities, and at the compensation levels that we need to implement our business and product plans;
•	our ability to timely and accurately predict market requirements and evolving industry standards and to identify and capitalize upon opportunities in new markets;
•	the rate at which our present and future customers and end users adopt our technologies and products;
•	changes in our product or customer mix;
•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;
•	our ability to timely and effectively transition to smaller geometry process technologies or achieve higher levels of design integration;
•	the volume of our product sales and pricing concessions on volume sales;
•	the impact of the Internal Revenue Service review of certain of our income and employment tax returns; and
•	the effects of public health emergencies, natural disasters, terrorist activities, international conflicts and other events beyond our control.

We expect new products to account for a high percentage of our future sales. The markets for some of these products are immature and/or unpredictable or are new markets for Broadcom. We cannot assure you that these markets will develop into significant opportunities or that we will continue to derive significant revenue from new products. Based on the limited amount of historical data available to us, it is difficult to anticipate our future revenue streams from, or the sustainability of, such newer products. Typically our new products have lower gross margins until we commence volume production and launch lower cost revisions of such products, enabling us to benefit from economies of scale and more efficient designs.

Our industry is economically dynamic and the level of research and development investment required to remain competitive has been and continues to be subject to change over time. While we intend to manage our operations to achieve results consistent with our long-term financial model, it is possible that we may not achieve results consistent with our model due to increased research and development or other spending occasioned by changing industry dynamics.

Additionally, as an increasing number of our chips are being incorporated into consumer electronic products, we anticipate greater seasonality and fluctuations in the demand for our products, which may result in greater variations in our quarterly operating results. Depending upon where they are in their product life cycle, consumer electronic products can also have lower prices, which could negatively impact our product revenue and product gross margin.

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

Our ability to accurately forecast customer demand may also be impaired by the delays inherent in our lengthy sales cycle. After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment or devices that will incorporate our product. Our customers may need three to more than nine months to test, evaluate and adopt our products and an additional three to more than twelve months to begin volume production of equipment or devices that incorporates our products. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment or devices, we have no assurance that the customer will ultimately bring its product to market or that such effort by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or curtail, reduce or delay its product plans. If we incur significant research and development expenses, marketing expenses and investments in inventory in the future that we are not able to recover, our operating results could be adversely affected. In addition, as an increasing number of our chips are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it even more difficult to forecast customer demand.

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

We intend to manage our costs and expenses in the short term to achieve our long-term business objectives. We anticipate that in the long term, we may need to expand as general worldwide economic conditions improve. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 2,774 full-time employees and temporary workers as of December 31, 2003 (excluding interns) to 7,407 full-time employees and temporary workers as of December 31, 2009 (excluding interns). Nonetheless, we may not be able to adjust our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, our business could be materially and adversely affected. We expect new products, which often require substantial research and development expenses, to account for a high percentage of our future revenue. However, some of the markets for these new products are immature and/or unpredictable or are new markets for Broadcom, and if these markets do not develop at the rates we originally anticipated or if we do not execute successfully, the rate of increase in our operating expenses may exceed the rate of increase, if any, in our revenue. Moreover, we may intentionally choose to increase the rate of our research and development expenses more rapidly than the increase in the rate of our revenue in the short term in anticipation of the long term benefits we would derive from such investment. However, such benefits may never materialize or may not be as significant as we originally believed they would be. For instance, during the last five years we have incurred substantial expenditures on the development of new products for the cellular handset market.

Additionally, our operations are characterized by a high percentage of costs that are fixed or difficult to reduce in the short term, such as research and development expenses, the employment and training of a highly skilled workforce, stock-based compensation expense, and legal, accounting and other external fees. If we experience a slowdown in the semiconductor industry or the wired and wireless communications markets in which we operate, such as the recent slowdown, we may not be able to adjust our operating expenses in a sufficiently timely or effective manner. Although we implemented restructuring actions and a number of other cost saving measures in 2009, if the recovery from the recent slowdown is not sustained, our business, financial condition and results of operations could be materially and adversely affected and we may incur additional restructuring costs.

Our past growth has placed, and any future long-term growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the past we have implemented an enterprise resource planning system to help us improve our planning and management processes, and implemented an equity administration system to support our more complex equity programs. We anticipate that we will also need to continue to implement a variety of new and upgraded operational and financial systems, including enhanced human resources management systems and a business-to-business solution, as well as additional procedures and other internal management systems. In general, the accuracy of information delivered by these systems may be subject to inherent limitations of programming quality. We may relocate our employees or operations from time to time. Such relocations could result in temporary disruptions of our operations or a diversion of management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to adjust our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

If we are unable to develop and introduce new products successfully and in a cost-effective and timely manner or to achieve market acceptance of our new products, our operating results would be adversely affected. Additionally, if we are unable to sustain our licensing revenue, our operating results would be adversely affected.

Our future success is dependent upon our ability to develop new semiconductor products for existing and new markets, introduce these products in a cost-effective and timely manner, and convince leading manufacturers to select these products for design into their own new products. Our products are generally incorporated into our customers’ products at the design stage. We often incur significant expenditures on the development of a new product without any assurance that a manufacturer will select our product for design into its own product. Once a manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer.

Even if a manufacturer designs one of our products into its product offering, we have no assurances that its product will be commercially successful or that we will receive any revenue from sales of that product. Sales of our products largely depend on the commercial success of our customers’ products. Our customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own products are not commercially successful or for any other reason. Any substantial delay in our customers’ product development plans could have a material negative impact on our business.

The vast majority of our licensing revenues and related income to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm. The patent license agreement entered into with Verizon Wireless in July 2007 and the four-year Qualcomm Agreement entered into in April 2009 together are expected to result in licensing revenue and related income that is expected to total $1.056 billion over a seven year period. From July 2007 through December 2009, we have recorded licensing revenue from our agreement with Verizon Wireless and income from the Qualcomm Agreement of $370.6 million. From January 2010 through March 2013, we expect to record income from the Qualcomm Agreement of $685.8 million. The licensing revenue from our agreement with Verizon Wireless has ended and the income from the Qualcomm Agreement is non-recurring and will terminate in 2013. There can be no assurances that we will be able to enter into similar arrangements in the future, or that we will be able to successfully collect the remaining payments due to us under the Qualcomm Agreement in the event of a default by Qualcomm.

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

In some of our businesses, our ability to develop and deliver products successfully and in a timely manner may depend in part on access to information, or licenses of technology or intellectual property rights, from companies that are our competitors. We cannot assure you that such information or licenses will be made available to us on a timely basis, if at all, or at reasonable cost and on commercially reasonable terms.

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

Acquisitions may require significant capital infusions, typically entail many risks, and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past, and may in the future experience delays in the timing and successful integration of an acquired company’s technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. Moreover, to the extent we acquire a company with existing products, those products may have lower gross margins than our customary products, which could adversely affect our gross margin and operating results. If an acquired company also has inventory that we assume, we will be required to write up the carrying value of that inventory to fair value. When that inventory is sold, the gross margin for those products will be nominal and our gross margin for that period will be negatively affected. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases. Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the companies we have historically acquired.

Acquisitions can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, and the recording and later amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill and other purchased intangible assets in connection with an acquisition and incur impairment charges in the future. For example, we have previously recorded goodwill and long-lived asset impairment charges in connection with various acquisitions related to our Mobile Platforms reporting unit and with respect to our acquisition of the DTV Business of AMD. If our actual results, or the plans and estimates used in future impairment analyses, are less favorable than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. Any of these types of charges could cause the price of our Class A common stock to decline. As of January 1, 2009, the accounting for business combinations has changed. In connection with the new guidance, previously capitalized acquisition costs incurred in connection with a business combination are now expensed as incurred. In addition, previously expensed in-process research and development costs are now capitalized. These in-process research and development costs are subsequently tested for impairment prior to achieving technological feasibility and are amortized to expense upon achieving technological feasibility. If the in-process research and development program is abandoned, the capitalized costs are expensed immediately. We expect that the new requirements will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms, size and results of operations of any future acquisitions.

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

A decision by the U.S. Court of Appeals for the Ninth Circuit on May 27, 2009 in the case between Xilinx, Inc. and the Commissioner of Internal Revenue overturned a 2005 U.S. Tax Court ruling regarding treatment of certain compensation expenses under a company’s research and development cost-sharing arrangements with affiliates. The Court of Appeals held that related parties to such an arrangement must share stock option costs, notwithstanding the fact that unrelated parties in such an arrangement would not share such costs. On January 13, 2010, the Court of Appeals withdrew the May 27, 2009 ruling and announced that it will reconsider the matter at a future date to be determined. In accounting for income tax uncertainties, only information that is available at our reporting date of December 31, 2009 can be considered in measuring our tax position. Accordingly, the accounting impact of the withdrawal of the Xilinx ruling will be reflected in our consolidated financial statements for the period ending March 31, 2010. The potential impact to Broadcom, should the Internal Revenue Service prevail, of including such stock-based compensation expenses in our research and development cost-sharing arrangements would be additional income for federal and state purposes from January 1, 2001 forward, and may result in additional related federal and state income and franchise taxes, and material adjustments to our federal and state net operating loss carryforwards, our federal and state capitalized research and development costs and our deferred tax positions. We are subject to ongoing examination of our income tax returns in the United States and other jurisdictions. We regularly assess the likely outcomes of these audits to determine the appropriateness of our provision for income taxes, but there can be no assurance that the outcomes from these audits will not have an adverse effect on our operating results.

The effects of regulation on our customers or the industries in which they operate may materially and adversely impact our business. For example, the Federal Communications Commission has broad jurisdiction in the United States. Although current FCC regulations and the laws and regulations of other federal or state agencies are not directly applicable to our products, they do apply to many of the devices into which our products are incorporated. FCC regulatory policies that affect the ability of cable or satellite operators or telephone companies to offer certain services to their customers or other aspects of their business may impede sales of our products in the United States. For example, in the past we have experienced delays when products incorporating our chips failed to comply with FCC emissions specifications.

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

Sales to our five largest customers represented 34.6%, 35.8% and 39.7% of our total net revenue in 2009, 2008 and 2007, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue in 2010 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

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

These relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial portion of our resources to strategic relationships, which could detract from or delay our completion of other important development projects or the development of other products and technologies. Delays in development could impair our relationships with strategic customers and negatively impact sales of the products under development.

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

We face intense competition in the semiconductor industry and the wired and wireless communications markets, which could reduce our market share in existing markets, affect our entry into new markets and may cause average selling prices and gross margins to decline.

The semiconductor industry and the wired and wireless communications markets are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our business. We currently compete with a number of major domestic and international suppliers of integrated circuits and related applications. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. We also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own semiconductor solutions. We expect to encounter further consolidation in the markets in which we compete.

Many of our competitors operate their own fabrication facilities and have longer operating histories and presences in key markets, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in and is likely to continue to result in declining average selling prices, reduced gross margins and loss of market share in certain markets. We cannot assure you that we will be able to continue to compete successfully against current or new competitors. If we do not compete successfully, we may lose market share in our existing markets and our revenues may fail to increase or may decline.

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

Companies in and related to the semiconductor industry and the wired and wireless communications markets often aggressively protect and pursue their intellectual property rights. There are various intellectual property risks associated with developing and producing new products and entering new markets, and we may not be able to obtain, at reasonable cost and upon commercially reasonable terms, licenses to the intellectual property of others that is alleged to read on such new or existing products. From time to time, we have received, and may continue to receive, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Moreover, in the past we have been and we currently are engaged in litigation with parties that claim that we infringed their patents or misappropriated or misused their trade secrets. In addition, we or our customers may be sued by other parties that claim that our products have infringed their patents or that we or our current or former employees have misappropriated or misused their trade secrets, or which may seek to invalidate one or more of our patents. An adverse determination in any of these types of disputes could prevent us from manufacturing or selling some of our products, limit or restrict the type of work that employees involved in such litigation may perform for Broadcom, increase our costs of revenue, and expose us to significant liability. Any of these claims or litigation may materially and adversely affect our business, financial condition and results of operations. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market, redesign certain products offered for sale or under development, or restrict employees from performing work in their areas of expertise. We may also be liable for damages for past infringement and royalties for future use of the technology, and we may be liable for treble damages if infringement is found to have been willful. In addition, governmental agencies may commence investigations or criminal proceedings against our employees, former employees and/or the company relating to claims of misappropriation or misuse of another party’s proprietary rights. We may also have to indemnify some customers and strategic partners under our agreements with such parties if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, extend our liability beyond the products we provide to include liability for combinations of components or system level designs and for consequential damages and/or lost profits. Even if claims or litigation against us are not valid or successfully asserted, these claims could result in significant costs and diversion of the attention of management and other key employees to defend. Additionally, we have sought and may in the future seek to obtain licenses under other parties’ intellectual property rights and have granted and may in the future grant licenses to certain of our intellectual property rights to others in connection with cross-license agreements or settlements of claims or actions asserted against us. However, we may not be able to obtain licenses under another party’s intellectual property rights on commercially reasonable terms, if at all. In addition, any other rights that we grant to competitors may increase their ability to compete in the marketplace.

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

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We currently hold more than 3,800 U.S. and more than 1,550 foreign patents and more than 7,800 additional U.S. and foreign pending patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents or file pending applications corresponding to our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

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

We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. Identifying unauthorized use of our products and technologies is difficult and time consuming. We have in the past been and currently are engaged in litigation to enforce or defend our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others, including our customers. It is possible that the advent of or developments in such litigation may adversely affect our relationships and agreements with certain customers that are either involved in such litigation or also have business relationships with the party with whom we are engaged in litigation. Such litigation (and the settlement thereof) has been and will likely continue to be very expensive and time consuming. Additionally, any litigation can divert the attention of management and other key employees from the operation of the business, which could negatively impact our business and results of operations.

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

We have recently effected a number of cost saving measures and implemented a restructuring plan, both of which could negatively impact employee morale. Over the last few years we have also modified our compensation policies by increasing cash compensation to certain employees and instituting awards of restricted stock units, while simultaneously reducing awards of stock options. These modifications of our compensation policies and the requirement to expense the fair value of equity awards to employees have increased our operating expenses. However, because we are mindful of the dilutive impact of our equity awards, we currently intend to further reduce the number of equity awards granted to employees over time to conform to our model of stock-based compensation expense as 5% of net revenue. While this may have a positive impact on our operating expenses over time, it may negatively impact employee morale and our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and any increase in stock-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.

We depend on third-party subcontractors to fabricate, assemble and test substantially all of our products. If any of our subcontractors experience production disruptions or financial difficulties, shipments of our products may be affected, which could adversely impact customer relationships or impair sales. Furthermore, any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business.

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

We do not have long-term agreements with any of our assembly or test subcontractors and typically procure services from these suppliers on a per order basis. If any of them experience financial difficulties, suffer any damage to facilities, experience power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner, or at all. Due to the amount of time that it usually takes to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our results of operations. We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. However, even if we use these new subcontractors, we will continue to be subject to all of the risks described above.

Similarly, we do not own or operate a fabrication facility. Five third-party foundry subcontractors located in Asia manufacture substantially all of our semiconductor devices in current production. Availability of foundry capacity has at times in the past been, and may in the future be, reduced due to strong demand. Additionally, due to the recent global economic environment it is possible that our foundry subcontractors could experience financial difficulties that would impede their ability to operate effectively. If we are unable to secure sufficient capacity at our existing foundries, or in the event of a closure at any of these foundries, our product revenue, cost of product revenue and results of operations would be negatively impacted.

If any of our foundries experiences a shortage in capacity, suffers any damage to its facilities due to earthquake, typhoon or other natural disaster, suffers a public health emergency, experiences power outages, suffers an adverse outcome in pending or future litigation, or encounters financial difficulties or any other disruption of foundry capacity, we may encounter supply delays or disruptions, and we may need to qualify an alternative foundry. Our current foundries need to have new manufacturing processes qualified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 52.6%, 41.8% and 35.9% of our product revenue in 2009, 2008 and 2007, respectively, was derived from product sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 94.8%, 91.8% and 88.3% of our product revenue in 2009, 2008 and 2007, respectively. We also undertake design and development activities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Spain, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of overseas conflicts and the risk of terrorist attacks in the United States and abroad, the resulting heightened security, and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

As discussed in detail in Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, in May 2008 the SEC filed a complaint in the United States District Court for the Central District of California against Dr. Henry Samueli, our then Chairman of the Board and Chief Technical Officer, and three former executive officers of Broadcom. The SEC’s civil complaint alleges that Dr. Samueli, along with the other defendants, violated the anti-fraud provisions of the federal securities laws, falsified books and records, and caused the company to report false financial results. On December 15, 2009, in connection with the criminal matters discussed below, the District Court dismissed the SEC’s complaint without prejudice as to all defendants. The SEC was given 30 days to refile or amend its complaint if it chose to do so, and had not done so within the required time period. Instead, the SEC filed a request for clarification of the District Court’s order, which was heard on January 28, 2010. Following that hearing, the District Court gave the SEC seven days to refile or amend its complaint. Broadcom cannot predict whether the SEC will attempt to refile its complaint against some or all of the defendants. After the SEC complaint was dismissed, Dr. Samueli was re-elected Chief Technical Officer. Dr. Samueli is not currently a director or executive officer.

In August 2006 we were informally contacted by the U.S. Attorney’s Office for the Central District of California and asked to produce documents related to our historical option granting practices. We cooperated with the U.S. Attorney’s Office and provided substantial amounts of documents and information to the U.S. Attorney’s Office on a voluntary basis and pursuant to grand jury subpoenas. In June 2008, Dr. Henry T. Nicholas, III, our former President and Chief Executive Officer and former Co-Chairman of the Board, and William J. Ruehle, our former Chief Financial Officer, were named in an indictment relating to alleged stock option backdating at the company. Also, in June 2008 Dr. Samueli pled guilty to making a materially false statement to the SEC in connection with its investigation of alleged stock option backdating at the company. In September 2008 the United States District Court for the Central District of California rejected Dr. Samueli’s plea agreement. Dr. Samueli appealed the ruling to the United States Court of Appeals for the Ninth Circuit, but that court rejected his appeal. On December 7, 2009, the District Court granted Dr. Samueli use immunity so that he could testify in Mr. Ruehle’s trial. On December 8, 2009, at the conclusion of Dr. Samueli’s testimony, the District Court set aside Dr. Samueli’s guilty plea and dismissed the information against him. Mr. Ruehle’s trial began in October 2009 and concluded December 15, 2009. After both sides rested, the District Court dismissed the indictment against Mr. Ruehle on the grounds of prosecutorial misconduct and insufficient evidence of criminal intent. The District Court simultaneously dismissed the option backdating charges against Dr. Nicholas, which were scheduled to be tried in February 2010. The U.S. Attorney’s Office has filed notices of appeal as to both Dr. Nicholas and Dr. Samueli, but also represented to the District Court that no final decision has yet been reached as to whether those appeals will be pursued. Any further action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in additional civil or criminal sanctions and/or fines against us and/or certain of our current or former officers, directors and/or employees.

Additionally, as discussed in Note 11 of Notes to Consolidated Financial Statements, we currently are engaged in civil litigation with parties that claim, among other allegations, that certain of our current and former directors and officers improperly dated stock option grants to enhance their own profits on the exercise of such options or for other improper purposes (such actions, the Stock Option Class Actions). Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges that may exceed any reimbursement we may be entitled to under our directors’ and officers’ insurance policies.

In December 2009 we agreed in principle to settle the Stock Option Class Actions. Under the proposed settlement, the claims against Broadcom and its current and former officers and directors will be dismissed with prejudice and released in exchange for a $160.5 million cash payment by Broadcom. We recorded the settlement amount as a one-time charge in our statement of income for the three months and year ended December 31, 2009 as our best estimate of our liability based upon current facts and circumstances. The proposed settlement remains subject to the satisfaction of various conditions, including negotiation and execution of a final stipulation of settlement and court approval. If these conditions are satisfied, the proposed settlement will resolve all claims in the Stock Option Class Actions against Broadcom and the individual defendants. In the event that we are unable to execute a final stipulation of settlement and obtain court approval, our estimated liability to settle the Stock Option Class Actions could differ materially from the $160.5 million recorded at December 31, 2009.

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

The resolution of the investigation by the U.S. Attorney’s Office, the defense of our pending civil litigation, and the defense of any additional litigation that may arise relating to our past equity award practices or the January 2007 restatement of our prior financial statements has in the past and could continue to result in significant costs and diversion of the attention of management and other key employees. We have indemnification agreements with each of our present and former directors and officers, under which Broadcom is generally required to indemnify them against expenses, including attorneys’ fees, judgments, fines and settlements, arising from the pending litigation and related government actions described above (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). The potential amount of the future payments we could be required to make under these indemnification obligations could be significant and could have a material impact on our results of operations.

As discussed in Note 11 in the Notes to the Consolidated Financial Statements, in August 2009 Broadcom and certain of the defendants in the federal derivative action pertaining to past employee stock option grants executed the Partial Derivative Settlement and the Insurance Agreement, a settlement with Broadcom’s directors and officers liability insurance carriers. Pursuant to the Insurance Agreement, and subject to the terms described more completely therein, including relinquishing of rights to any further recovery as to the matters described above under these directors’ and officers’ liability insurance policies by Broadcom and certain of its former and current officers and directors, Broadcom received payments totaling $118.0 million from its insurance carriers.

In the event that the trial court’s approval of the Partial Derivative Settlement is reversed or vacated by an appellate court or otherwise does not become final and non-appealable, Broadcom in its sole discretion has the election to either provide a release to the insurance carriers and indemnify them related to any future claims and retain the $118.0 million in accordance with the Insurance Agreement or repay to the insurance carriers certain portions of the aggregate amount previously paid to Broadcom. In the event the Partial Derivative Settlement is revised or vacated, it would be our intention to exercise our option to retain the $118.0 million and indemnify the insurance carriers.

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

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Substantially all of our products are currently manufactured in 130 nanometers and 65 nanometer geometry processes, and we are now designing most new products in 65 nanometers and 40 nanometers and planning for the transition to smaller process geometries. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to 65 nanometer geometry process technology has resulted in significantly higher mask and prototyping costs, as well as additional expenditures for engineering design tools and related computer hardware. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.

We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition in a timely manner, or at all, or that we will be able to maintain our existing foundry relationships or develop new ones. If any of our foundry subcontractors or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could negatively impact our results of operations.

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

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2008 through December 31, 2009 our Class A common stock has traded at prices as low as $12.98 and as high as $32.29 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	general economic and political conditions and specific conditions in the markets we address, including the continued volatility in the technology sector and semiconductor industry, the recent global economic recession, trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;
•	quarter-to-quarter variations in our operating results;
•	changes in earnings estimates or investment recommendations by analysts;
•	rulings in currently pending or newly-instituted intellectual property litigation;
•	other newly-instituted litigation or governmental investigations or an adverse decision or outcome in any litigation, investigation or regulatory matter;
•	announcements of changes in our senior management;
•	the effect of potential changes in U.S. or foreign laws and regulations or the interpretation or enforcement thereof;
•	the gain or loss of one or more significant customers or suppliers;
•	announcements of technological innovations or new products by our competitors, customers or us;
•	announcements of acquisitions by our competitors, customers or us;
•	the gain or loss of market share in any of our markets;
•	changes in accounting rules;
•	continuing international conflicts and acts of terrorism;
•	changes in the methods, metrics or measures used by analysts to evaluate our stock;
•	changes in investor perceptions; or
•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

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

As of December 31, 2009 our co-founders, directors, executive officers and their respective affiliates beneficially owned 12.9% of our outstanding common stock and held 56.3% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of December 31, 2009 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 11.6% of our outstanding common stock and held 55.9% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in the composition of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise. Repurchases of shares of our Class A common stock under our share repurchase program will result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

Some of the independent foundries upon which we rely to manufacture our products, as well as our own California and Singapore facilities, are located in regions that are subject to earthquakes and other natural disasters.

Two of the third-party foundries upon which we rely to manufacture a substantial number of our semiconductor devices, are located in Taiwan. Taiwan has experienced significant earthquakes in the past and could be subject to additional earthquakes. Any earthquake or other natural disaster, such as a tsunami, in a country in which any of our foundries is located could significantly disrupt our foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices.

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

There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts.

On January 27, 2010 our Board of Directors declared Broadcom’s first quarterly cash dividend. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our shareholders and are in compliance with all laws and agreements of Broadcom applicable to the declaration and payment of cash dividends. Future dividends may be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.

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

We lease facilities in Irvine (our corporate headquarters) and Santa Clara County, California. These facilities are our principal design facilities and each includes administration, sales and marketing, research and development and operations functions. We lease additional design facilities throughout the United States.

Internationally, we lease a distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design and administrative facilities in Asia, Europe and Canada.

In addition, we lease various sales and marketing facilities in the United States and several other countries.

We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements. Our leased facilities comprise an aggregate of 2.8 million square feet. Our principal facilities in Irvine comprise 0.80 million square feet and have lease terms that expire at various dates through 2017.

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, in the three months ended December 31, 2009.

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

Market Information and Holders

Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol BRCM. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A common stock on the Nasdaq Global Select Market:

	High	Low

Year Ended December 31, 2009
Fourth Quarter	$32.29	$25.76
Third Quarter	31.20	23.01
Second Quarter	27.56	19.11
First Quarter	21.49	15.31
Year Ended December 31, 2008
Fourth Quarter	$19.15	$12.98
Third Quarter	29.91	17.19
Second Quarter	29.72	19.47
First Quarter	27.45	16.38

As of December 31, 2009 and 2008 there were 1,168 and 1,253 record holders of our Class A common stock and 167 and 200 record holders of our Class B common stock, respectively. On February 2, 2010 the last reported sale price of our Class A common stock on the Nasdaq Global Select Market was $28.03 per share.

Our Class B common stock is not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.

Stock Performance Graph

The graph below shows a comparison of the cumulative total shareholder return on our Class A common stock with the cumulative total return on the S&P 500 Index, the NASDAQ Composite Index and the Philadelphia Semiconductor Index over the five year period ended December 31, 2009. The graph assumes $100 invested at the indicated starting date in our Class A common stock and in each of the market indices, with the reinvestment of all dividends. Prior to 2010 we had never declared or paid cash dividends on shares of our capital stock. On January 27, 2010 the Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock and declared the first quarterly cash dividend of $0.08 per share payable to holders of our Class A and Class B common stock. Prices and shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN FOR
THE FIVE YEAR PERIOD ENDED DECEMBER 31, 2009

Dividend Policy

Prior to 2010 we had never declared or paid cash dividends on shares of our capital stock. On January 27, 2010, the Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock and declared the first quarterly cash dividend of $0.08 per share payable to holders of our common stock. The dividend will be paid on March 8, 2010 to holders of our Class A and Class B common stock of record at the close of business on February 19, 2010. The dividend so declared will be paid from U.S. domestic sources other than our retained earnings and will be treated for accounting purposes as a reduction of shareholders’ equity. The cash dividend policy and the payment of future cash dividends under that policy are subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders and are in compliance with all laws and agreements of Broadcom applicable to the declaration and payment of cash dividends.

Recent Sales of Unregistered Securities

In 2009 we issued an aggregate of 5.9 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act.

Issuer Purchases of Equity Securities

From time to time our Board of Directors has authorized various programs to repurchase shares of our Class A common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 15.0 million, 65.2 million and 35.8 million shares of Class A common stock at weighted average prices of $28.12, $19.44 and $32.31 per share, in the years ended December 31, 2009, 2008 and 2007, respectively.

In July 2008 the Board of Directors authorized our current program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion. Repurchases under the program may be made from time to time during the period that commenced July 31, 2008 and continuing through and including July 31, 2011. As of December 31, 2009, $154.0 million remained authorized for repurchase.

Repurchases under our share repurchase programs were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act.

The following table presents details of our various repurchases during the three months ended December 31, 2009:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	That May yet be
	of Shares	Price	as Part of Publicly	Purchased under
Period	Purchased	per Share	Announced Plan	the Plan
	(In thousands)		(In thousands)	(In thousands)

October 2009	2,758	$29.17	2,758
November 2009	2,387	28.37	2,387
December 2009	1,820	30.89	1,820

Total	6,965	$29.35	6,965	$153,953

Item 6.	Selected Consolidated Financial Data

	Year Ended December 31,
	2009	2008	2007	2006	2005(5)
	(In thousands, except per share data)

Consolidated Statements of Income Data
Net revenue:
Product revenue	$4,272,726	$4,485,239	$3,739,312	$3,667,818	$2,670,788
Income from Qualcomm Agreement(1)	170,611	—	—	—	—
Licensing revenue(2)	46,986	172,886	37,083	—	—

Total net revenue	4,490,323	4,658,125	3,776,395	3,667,818	2,670,788
Costs and expenses:
Cost of product revenue(3)	2,210,559	2,213,015	1,832,178	1,795,565	1,267,799
Research and development(3)	1,534,918	1,497,668	1,348,508	1,117,014	681,047
Selling, general and administrative(3)	479,362	543,117	492,737	504,012	274,260
Amortization of purchased intangible assets	14,548	3,392	1,027	2,347	4,033
Impairment of goodwill and other long-lived assets	18,895	171,593	1,500	—	500
Settlement costs, net	118,468	15,810	—	—	110,000
Restructuring costs (reversals)	7,501	(1,000)	—	—	(2,500)
In-process research and development	—	42,400	15,470	5,200	43,452
Charitable contribution	50,000	—	—	—	—

Total operating costs and expenses	4,434,251	4,485,995	3,691,420	3,424,138	2,378,591
Income from operations	56,072	172,130	84,975	243,680	292,197
Interest income, net	13,901	52,201	131,069	118,997	51,207
Other income (expense), net	2,218	(2,016)	3,412	3,964	3,465

Income before income taxes	72,191	222,315	219,456	366,641	346,869
Provision (benefit) for income taxes	6,930	7,521	6,114	(12,400)	(20,220)

Net income	$65,261	$214,794	$213,342	$379,041	$367,089

Net income per share (basic)(4)	$0.13	$0.42	$0.39	$0.69	$0.72

Net income per share (diluted)(4)	$0.13	$0.41	$0.37	$0.64	$0.66

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents and short- and long-term marketable securities	$2,367,990	$1,898,122	$2,403,652	$2,801,598	$1,875,521
Working capital	1,765,982	2,034,110	2,323,716	2,673,087	1,736,382
Goodwill and purchased intangible assets, net	1,480,541	1,341,201	1,423,328	1,214,174	1,156,934
Total assets	5,127,242	4,393,265	4,838,193	4,876,766	3,752,199
Total shareholders’ equity	3,891,846	3,607,067	4,036,148	4,191,666	3,140,567

(1)	Includes income relating to the Qualcomm Agreement that was entered into with Qualcomm in April 2009. See “Overview” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 2 to Consolidated Financial Statements for a further discussion, included in Part IV, Item 15 of this Report.

(2)	Includes royalties of $19.0 million, $149.2 million and $31.8 million in 2009, 2008 and 2007, respectively, received pursuant to a patent license agreement that was entered into with Verizon Wireless in July 2007. See Note 2 of Notes to Consolidated Financial Statements.

(3)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions. See Note 8 of Notes to Consolidated Financial Statements.

(4)	See Notes 1 and 2 of Notes to Consolidated Financial Statements for an explanation of the calculation of net income per share.

(5)	In 2005 we were not required to apply the fair value recognition provisions for stock-based compensation expense as the applicable guidance became effective for periods beginning in 2006. Had the applicable guidance been effective for 2005, we would have reported a net loss and net loss per share (basic and diluted) of $94.8 million and $0.19 in 2005. See Notes 1 and 8 of Notes to Consolidated Financial Statements.

The following table presents details of product and total gross margin as a percentage of product and total revenue, respectively:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Supplemental Gross Margin Data
Product gross margin	48.3%	50.7%	51.0%	51.0%	52.5%
Total gross margin	50.8	52.5	51.5	51.0	52.5

The following table presents details of total stock-based compensation expense that is included in each functional line item in the consolidated statements of income data above:

	Year Ended December 31,
	2009	2008	2007	2006	2005(1)
	(In thousands)

Supplemental Data on Stock-Based Compensation Expense
Cost of product revenue	$24,545	$24,997	$26,470	$24,589	$4,177
Research and development	351,884	358,018	353,649	307,096	68,606
Selling, general and administrative	119,918	126,359	139,533	136,679	29,232

(1)	The amounts in 2005 do not reflect the application of the fair value recognition provisions for stock-based compensation expense, which became effective January 1, 2006.

The tables above set forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Broadcom for the five years ended December 31, 2009. Due to the separate presentation of product revenue, income from the Qualcomm Agreement and licensing revenue implemented in 2009, certain amounts in the selected consolidated financial data above have been reclassified to conform to the 2009 presentation. In addition, we have included a table for product gross margin in addition to our previously reported total gross margin. See Notes 1 and 2 of Notes to Consolidated Financial Statements. In addition, the consolidated financial statements include the results of operations of acquisitions commencing on their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements.

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

Overview

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a major technology innovator and global leader in semiconductors for wired and wireless communications. Our system-on-a-chip (SoC) and software solutions enable the delivery of voice, video, data and rich multimedia content to mobile devices, consumer electronics (CE) devices in the home and business networking products for the workplace, data centers, service providers and carriers. We provide the industry’s broadest portfolio of cutting-edge SoC solutions to manufacturers of computing and networking equipment, CE and broadband access products, and mobile devices.

Net Revenue.  Our product revenue consists principally of sales of semiconductor devices and, to a lesser extent, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. The majority of our product sales occur through the efforts of our direct sales force. The remaining balance of our product sales occurs through distributors. Our licensing revenue and income from the Qualcomm Agreement is generated from the licensing of intellectual property.

On April 26, 2009 we entered into a four-year Settlement and Patent License and Non-Assert Agreement, or the Qualcomm Agreement, with QUALCOMM Incorporated, or Qualcomm. The Qualcomm Agreement is a multiple element arrangement which includes: (i) an exchange of intellectual property rights, including in certain circumstances, by a series of covenants not to assert claims of patent infringement under future patents issued within one to four years of the execution date of the agreement, (ii) the assignment of certain existing patents by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents, and (iii) the settlement of all outstanding litigation and claims between us and Qualcomm. The proceeds of the Qualcomm Agreement were allocated amongst the principal elements of the transaction. A gain from the settlement of litigation was immediately recognized that approximates the value of awards determined by the United States District Court for the Central District of California. The remaining consideration was predominantly associated with the transfer of current and future intellectual property rights, as well as the settlement of all other outstanding litigation, and is being recognized over the performance period of four years as a single unit of accounting. See further discussion below and Notes 1 and 2 of Notes to Consolidated Financial Statements.

We sell our products to leading wired and wireless communications manufacturers in each of our reportable segments: Broadband Communications, Enterprise Networking and Mobile & Wireless. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into products used in multiple markets. We utilize independent foundries and third-party subcontractors to manufacture, assemble and test all of our semiconductor products.

The following table presents details of our total net revenue:

	Year Ended December 31,
	2009	2008	2007

Product revenue	95.2%	96.3%	99.0%
Income from Qualcomm Agreement	3.8	—	—
Licensing revenue	1.0	3.7	1.0

Total net revenue	100.0%	100.0%	100.0%

The following table presents details of our product net revenue:

	Year Ended December 31,
	2009	2008	2007

Product sales through direct sales force	78.8%	83.6%	85.0%
Product sales through distributors(1)	21.2	16.4	15.0

	100.0%	100.0%	100.0%

(1)	Product sales made through distributors increased as a percentage of product revenue in 2009. The increase is due to the ramping of mobile and wireless products sold by stocking distributors serving as an interface for certain of our customers as well as incremental demand in our enterprise networking products in Asia.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, the recent global economic recession, trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;
•	the unavailability of credit and financing, which may lead certain of our customers to reduce their level of purchases or to seek credit or other accommodations from us;
•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;
•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost effective and timely manner;
•	the rate at which our present and future customers and end-users adopt our products and technologies; and
•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

In addition, the vast majority of our licensing revenues and related income to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm. The patent license agreement entered into with Verizon Wireless in July 2007 and the Qualcomm Agreement entered into in April 2009 together are expected to result in licensing revenue and related income that is expected to total $1.056 billion over a seven year period. This amount includes $30.5 million recognized in 2009 related to previous payments made to us by Qualcomm for shipments from May 2007 through December 31, 2008, related to a court-ordered permanent injunction. From July 2007 through December 2009, we have recorded licensing revenue from our agreement with Verizon Wireless and income from the Qualcomm Agreement of $370.6 million. From January 2010 through March 2013, we expect to record income from the Qualcomm Agreement of $685.8 million. The licensing revenue from our agreement with Verizon Wireless has ended and the income from the Qualcomm Agreement is non-recurring and will terminate in 2013. There can be no assurances that we will be able to enter into similar arrangements in the future.

The following table details the amount of licensing revenue from our agreement with Verizon Wireless and income from the Qualcomm Agreement that was recognized or is scheduled to be recognized from 2007 to 2013:

	Recognized			Scheduled to be Recognized
	2007	2008	2009	2010	2011	2012	2013	Thereafter	Total
					(In thousands)

Income from the Qualcomm Agreement	$—	$—	$170,611	$206,695	$206,695	$186,012	$86,400	$—	$856,413
Licensing revenue from Verizon Wireless	31,800	149,232	18,968	—	—	—	—	—	200,000

	$31,800	$149,232	$189,579	$206,695	$206,695	$186,012	$86,400	$—	$1,056,413

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the seasonal variations in consumer products and changes in the overall economic environment. In addition, 7.1% of our net product revenue is maintained under hubbing arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Historically, we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided to us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete products and negatively impact our cash flow.

For these and other reasons, our total net revenue and results of operations for 2009 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Year Ended December 31,
	2009	2008	2007

Samsung	10.3%	*	*
Motorola	*	*	11.2%
Five largest customers as a group	34.6	35.8%	39.7

*	Less than 10% of net revenue.

We expect that our largest customers will continue to account for a substantial portion of our total net revenue in 2010 and for the foreseeable future. The identities of our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period.

Product revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States, as a percentage of product revenue was as follows:

	Year Ended December 31,
	2009	2008	2007

Asia (primarily in Korea, China, Japan and Taiwan)	37.8%	30.6%	26.8%
Europe (primarily in the United Kingdom, Finland and France)	12.7	10.9	8.6
Other	2.1	0.3	0.5

	52.6%	41.8%	35.9%

Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Year Ended December 31,
	2009	2008	2007

Asia (primarily in China, Hong Kong, Singapore and Japan)	90.7%	86.7%	82.1%
Europe (primarily in Hungary, France, Germany and Sweden)	2.7	2.8	2.9
Other	1.4	2.3	3.3

	94.8%	91.8%	88.3%

All of our revenue to date has been denominated in U.S. dollars.

Product Gross Margin.  Our product gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volume of product sales (including sales to high volume customers);
•	the positions of our products in their respective life cycles;
•	the effects of competition;
•	the effects of competitive pricing programs and rebates;
•	provisions for excess and obsolete inventories and their relationship to demand volatility;
•	manufacturing cost efficiencies and inefficiencies;
•	fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and other fixed costs;
•	our ability to create cost advantages through successful integration and convergence;
•	licensing royalties payable by us;
•	product warranty costs;
•	fair value of acquired tangible and intangible assets;
•	amortization of purchased intangible assets;
•	stock-based compensation expense; and
•	reversals of unclaimed rebates and warranty reserves.

Net Income.  Our net income has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;
•	required levels of research and development and other operating costs;
•	licensing of intellectual property and income from the Qualcomm Agreement;
•	deferral of revenue under multiple-element arrangements;
•	amortization of purchased intangible assets;
•	cash-based incentive compensation expense;
•	litigation costs and insurance recoveries, including our directors’ and officers’ insurance settlement;
•	settlement costs or gains, including our proposed class action settlement;
•	income tax benefits from adjustments to tax reserves of foreign subsidiaries;
•	the loss of interest income resulting from lower average interest rates and investment balance reductions resulting from expenditures on repurchases of our Class A common stock;
•	impairment of goodwill and long-lived assets;
•	charitable contributions;
•	other-than-temporary impairment of marketable securities and strategic investments;
•	restructuring costs or reversals thereof;
•	gain (loss) on strategic investments; and
•	in-process research and development, or IPR&D.

In 2009 our net income was $65.3 million as compared to net income of $214.8 million in 2008, a difference of $149.5 million. This decrease in profitability was the direct result of decreases in net revenue of $167.8 million and total gross margin of 170 basis points. In addition, during 2009 we recognized estimated settlement costs of $160.5 million in connection with the proposed settlement of our shareholder class action, a $50.0 million charitable contribution and an increase of restructuring costs of $8.5 million. These costs were offset by an increase in the recovery of legal expenses of $74.6 million, a gain on the settlement of the Qualcomm litigation of $65.3 million and a decrease in impairment of long-lived assets of $152.7 million.

The decrease in net revenue in 2009 resulted primarily from a decrease in both our Broadband Communications and Enterprise Networking reportable segments, offset in part by an increase in our Mobile & Wireless reportable segment. The decrease in net revenue from our Broadband Communications reportable segment resulted primarily from a decrease in demand for broadband modems, digital set-top boxes and digital TV products, offset in part by an increase in demand for our high definition DVD products. The increase in net revenue from our Mobile & Wireless reportable segment resulted primarily from the ramp in the second half of 2009 of our cellular products and wireless combo solutions, offset in part by a decrease in demand for VoIP solutions. The decrease in net revenue from our Enterprise Networking reportable segment resulted primarily from a broad-based decline in demand for our controller and Ethernet switch products. In 2009 we recognized $170.6 million of income from the Qualcomm Agreement and $19.0 million of licensing revenue from our agreement with Verizon Wireless. In 2008 we recognized $149.2 million of licensing revenue from our agreement with Verizon Wireless. See discussion under “Qualcomm Agreement” below and Notes 1 and 2 of Notes to Consolidated Financial Statements.

We expect research and development costs to increase over the short term and continue to increase over the longer term as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies.

Qualcomm Agreement.  As part of the Qualcomm Agreement, each party granted certain rights under its patent portfolio to the other party including, in certain circumstances, under future patents issued within one to four years after April 26, 2009. The term of the Qualcomm Agreement commenced April 26, 2009 and will continue until the expiration of the last to expire of the covered patents. In addition, certain existing patents were assigned by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents. The Qualcomm Agreement also resulted in the parties dismissing with prejudice all outstanding litigation between them, and in Broadcom withdrawing its complaints with foreign competition authorities.

Under the terms of the agreement, Qualcomm is expected to make payments to Broadcom totaling $891.2 million, of which $286.4 million has been paid through December 31, 2009. The remaining balance of $604.8 million is expected to be paid in fourteen equal and successive quarterly payments of $43.2 million each, continuing in the three months ending March 31, 2010 and concluding in the three months ending June 30, 2013.

We allocated the payment due us under the Qualcomm Agreement amongst several elements. In 2009 we recorded a gain from the settlement of litigation related to intellectual property of $65.3 million, which approximated the value of the settlements determined by the United States District Court for the Central District of California.

The fair value associated with the transfer of intellectual property rights, as well as the settlement of other outstanding litigation, of $825.9 million, will be treated as a single unit of accounting and recognized within net revenue over the Qualcomm Agreement’s performance period of four years; however it will be limited to the lesser of the cumulative straight-line amortization over the four year performance period or the cumulative cash proceeds received. As a result, income from the Qualcomm Agreement will never be recorded ahead of cash payments received. In 2009 we recognized income from the Qualcomm Agreement of $140.1 million. We also recognized income from the Qualcomm Agreement of $30.5 million in 2009 related to previous payments made to us by Qualcomm for shipments from May 2007 through December 31, 2008, related to a court-ordered permanent injunction. We had deferred the recognition of these amounts, which were received during 2008, due to continuing litigation appeals. These appeals were resolved through the Qualcomm Agreement.

Income from the Qualcomm Agreement is expected to be recognized as follows:

	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Income from Qualcomm Agreement	$206,695	$206,695	$186,012	$86,400	$—	$685,802

At December 31, 2009 we had deferred income of $81.0 million related to the Qualcomm Agreement. The income from the Qualcomm Agreement is non-recurring and will terminate in 2013. We cannot assure you that we will be able to enter into similar arrangements in the future.

Product Cycles.  The cycle for test, evaluation and adoption of our products by customers can range from three to more than nine months, with an additional three to more than twelve months before a customer commences volume production of equipment or devices incorporating our products. Due to this lengthy sales cycle, we may experience significant delays from the time we incur expenses for research and development, selling, general and administrative efforts, and investments in inventory, to the time we generate corresponding revenue, if any. The rate of new orders may vary significantly from month to month and quarter to quarter. If anticipated sales or shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected.

Acquisition Strategy.  An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time or costs required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets.

In 2009, 2008 and 2007 we completed several acquisitions for original total consideration of $581.2 million.

•	In 2009 we acquired Dune Networks, Inc., a privately-held company that develops switch fabric solutions for data center networking equipment, as well as three smaller acquisitions.
•	In 2008 we acquired (i) Sunext Design, Inc., a wholly-owned subsidiary of Sunext Technology Corporation, Ltd., which specialized in the design of optical storage semiconductor products, and (ii) certain assets of the digital TV business of Advance Micro Devices, Inc., or DTV Business of AMD, which designs and markets applications and communications processors for the digital television market.
•	In 2007 we acquired (i) LVL7 Systems, Inc., a privately-held developer of production-ready networking software that enables networking original equipment manufacturers and original design manufacturers to reduce development expenses and compress development timelines; (ii) Octalica, Inc., a privately-held fabless semiconductor company that specializes in the design and development of networking technologies based on the MoCA standard, which enables distribution of high quality multimedia content throughout the home over existing coaxial cable; and (iii) Global Locate, Inc., a privately-held, fabless provider of industry-leading global positioning system and assisted GPS semiconductor products and software.

The accompanying consolidated financial statements include the results of operations of the acquired companies commencing on their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements for additional information related to these acquisitions.

Business Enterprise Segments.  Broadcom has three reportable segments consistent with our target markets. Our three reportable segments are as follows:

•	Solutions for the Home (Broadband Communications) — enabling such products as digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; cable and digital subscriber line (DSL) modems and residential gateways; high definition televisions (HDTVs); high definition Blu-ray Disc players; and digital video recorders (DVRs).
•	Solutions for the Hand (Mobile & Wireless)— integrating solutions in applications for wireless and personal area networking; cellular communications; personal navigation and global positioning; processing multimedia content in smartphones; and for managing the power in mobile devices. This reportable segment comprises our Mobile Platforms and Wireless Connectivity businesses; and
•	Solutions for Network Infrastructure (Enterprise Networking)— incorporating solutions for the business network requirements of enterprise, data center, small-to-medium-sized businesses (SMBs), and carriers and service providers, featuring high-speed controllers, switches and physical layer (PHY) devices supporting transmission and switching for local, metropolitan, wide area and storage networking.

Historically, we reported one segment. In 2009 several factors contributed to our decision to report in three segments. First, entering into the Qualcomm Agreement resulted in significant licensing income and triggered the need to display licensing revenue separately in our consolidated statements of income. Second, the narrative we use to communicate our strategic focus to investors and help them understand our business evolved to our present framework of Home (Broadband Communications), Hand (Mobile & Wireless) and Infrastructure (Enterprise Networking). Accordingly, we believe that a segment presentation consistent with this would represent better disclosure and increase transparency. Third, and consistent with this approach, in our annual reexamination of the economics of our businesses, we found that the financial metrics for our Enterprise Networking business were diverging from those of our other businesses, and that our Broadband Communications business was becoming dissimilar from our Mobile & Wireless business. Accordingly, we now report three segments: Broadband Communication, Mobile & Wireless and Enterprise Networking.

Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level. Our Mobile Platforms and Wireless Connectivity businesses (originally operated as a single operating segment) are reported separately to the CODM to allow greater management focus on our Mobile Platform opportunity. However as the customers, economics, and competitors substantially overlap, and the product functionality is being integrated across these products in our own and competitor roadmaps, we aggregate these two businesses into one reportable segment, Mobile & Wireless.

We also report an “All Other” category that includes licensing revenue from our agreement with Verizon Wireless and income from the Qualcomm Agreement since they are principally the result of corporate efforts. “All Other” also includes operating expenses that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. Operating costs and expenses that are not allocated include stock-based compensation, amortization of purchased intangible assets, impairment of goodwill and other long-lived assets, net settlement costs, net restructuring costs, in-process research and development, charitable contributions, employer payroll tax on certain stock option exercises, and other miscellaneous expenses related to corporate allocations that were either over or under the original projections at the beginning of the year. We include stock-based compensation and acquisition-related items in the “All Other” category as decisions regarding equity compensation are made at the corporate level and our CODM believes that acquisition accounting distorts the underlying economics of the reportable segment. Our CODM does not review any information regarding total assets on an operating segment basis. The accounting policies for segment reporting are the same as for Broadcom as a whole.

We have presented 2008 and 2007 financial information on a comparative basis to conform with the current year three reportable segment presentation.

The following table presents details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband	Mobile &	Enterprise	All
	Communications	Wireless	Networking	Other	Consolidated
	(In thousands)

Year ended December 31, 2009
Net revenue	$1,525,193	$1,719,998	$1,055,553	$189,579	$4,490,323
Operating income (loss)	172,702	116,882	286,303	(519,815)	56,072
Year ended December 31, 2008
Net revenue	$1,722,671	$1,528,178	$1,258,044	$149,232	$4,658,125
Operating income (loss)	381,421	33,974	390,293	(633,558)	172,130
Year ended December 31, 2007
Net revenue	$1,412,293	$1,192,634	$1,139,668	$31,800	$3,776,395
Operating income (loss)	312,672	4,955	267,946	(500,598)	84,975

Included in the “All Other” category:	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net revenue	$189,579	$149,232	$31,800

Stock-based compensation	$496,347	$509,374	$519,652
Amortization of purchased intangibles	30,744	19,249	14,512
Impairment of goodwill and other long-lived assets	18,895	171,593	1,500
Settlement costs, net	118,468	15,810	—
Restructuring costs (reversal)	7,501	(1,000)	—
In-process research and development	—	42,400	15,470
Charitable contribution	50,000	—	—
Employer payroll tax on certain stock option exercises	4,866	3,966	10,895
Miscellaneous corporate allocation variances	(17,427)	21,398	(29,631)

Total other operating costs and expenses	$709,394	$782,790	$532,398

Total operating loss for the “All Other” category	$(519,815)	$(633,558)	$(500,598)

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

In arrangements that include a combination of semiconductor products and software, where software is considered more-than-incidental and essential to the functionality of the product being sold, we account for the entire arrangement as a sale of software and software-related items and allocate the arrangement consideration based on vendor-specific objective evidence, or VSOE. In arrangements that include a combination of semiconductor products, software and/or services, where software is not considered more-than-incidental to the product being sold, we allocate the arrangement consideration based on each element’s relative fair value. In the arrangements described above, both the semiconductor products and software are delivered concurrently and post-contract customer support is not provided. Therefore, we recognize revenue upon shipment of the semiconductor product, assuming all other basic revenue recognition criteria are met, as both the semiconductor products and software are considered delivered elements and no undelivered elements exist. In limited instances where there are undelivered elements, we allocate revenue based on the relative fair value of the individual elements. If there is no established fair value for an undelivered element, the entire arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue and costs for the delivered element until the undelivered element has been fulfilled. In cases where the undelivered element is a data or support service, the revenue and costs applicable to both the delivered and undelivered elements are recorded ratably over the respective service period or estimated product life. If the undelivered element is essential to the functionality of the delivered element, no revenue or costs are recognized until the undelivered element is delivered. If we enter into future multiple element arrangements in which the fair value of each deliverable is not known, the portion of revenue we recognize on a deferred basis may vary significantly in any given quarter, which could cause even greater fluctuations in our quarterly operating results. For further discussion, see “Recent Accounting Pronouncements” below.

A portion of our sales is made through distributors under agreements allowing for pricing credits and/or rights of return. These pricing credits and/or rights of return provisions prevent us from being able to reasonably estimate the final price of the inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the price to the customer is not fixed or determinable at the time we deliver products to our distributors. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer or third-party warehouse reports it has removed our product from the warehouse to be incorporated into its end products. Historically, we have had good visibility into customer requirements and shipments within a quarter. However, if a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided to us, our future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. In addition, distributors and customers with hubbing arrangements provide us with periodic data regarding product, price, quantity, and customers when products are shipped to their customers, as well as the quantities of our products that they still have in stock. For specialized shipping terms we may rely on data provided by our freight forwarding providers. For our licensing revenue we rely on data provided by the licensee. Any error in the data provided to us by customers, distributors or other third parties could lead to inaccurate reporting of our total net revenue and net income.

We defer revenue and income when advance payments are received from customers before performance obligations have been completed and/or services have been performed. Deferred revenue and income do not include amounts from products delivered to distributors that the distributors have not yet sold through to their end customers.

•	Income from the Qualcomm Agreement. The Qualcomm Agreement as discussed above, is a multiple element arrangement. We allocated the $891.2 million payment due us under the Qualcomm Agreement amongst several elements. A gain from the settlement of litigation was immediately recognized and approximated the value of awards determined by the United States District Court for the Central District of California. The remaining consideration was predominantly associated with the transfer of current and future intellectual property rights, as well as the settlement of all other outstanding litigation, and is being recognized over the four year performance period as a single unit of accounting.

We determined that the value associated with the transfer of intellectual property rights and other elements will be treated as a single unit of accounting and, based on the predominant nature of these elements, recognized them within net revenue over the contractual performance period of four years, beginning in 2009 and extending through 2013. The elements included: (i) an exchange of intellectual property rights, including in certain circumstances, a series of covenants not to assert claims of patent infringement under future patents issued within one to four years of the execution date of the agreement, (ii) the assignment of certain existing patents by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents, and (iii) the settlement of all outstanding litigation and claims between us and Qualcomm.

We consider the Qualcomm Agreement as predominantly related to the transfer of current and future intellectual property rights. This conclusion was based on (a) the amounts specifically awarded by the courts for the patents that were the subject of litigation for which appeals had been substantially exhausted and (b) the extensive nature of the rights transferred to Qualcomm, both for our existing patent portfolio and for the patents we would develop during the next one to four years. In addition, we obtained a third party valuation of the intellectual property rights. The inputs and assumptions we used in this valuation were from a market participant perspective and included projected revenue, royalty rates, estimated discount rates, useful lives and income tax rates, among others. The development of a number of these inputs and assumptions in our model requires significant amount of management judgment and is based upon a number of factors including the selection of industry comparables, market growth rates and other relevant factors. Changes in any number of these assumptions would have substantially changed the fair value assigned to the intellectual property rights. These inputs and assumptions represent management’s best estimates at the time of the transaction.

•	Sales Returns, Pricing Adjustments and Allowance for Doubtful Accounts. We record reductions of revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. We accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. Thus the reversal of unclaimed rebates may have a positive impact on our net revenue and net income in subsequent periods. Additional reductions of revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

•	Inventory Write-Downs and Warranty Reserves. We write down the carrying value of our inventory to net realizable value for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs could be required. Under the hubbing arrangements that we maintain with certain customers, we own inventory that is physically located in a customer’s or third party’s warehouse. As a result, our ability to effectively manage inventory levels may be impaired, which would cause our total inventory turns to decrease. In that event, our expenses associated with excess and obsolete inventory could increase and our cash flow could be negatively impacted. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation has been and may in the future be affected by product failure rates, product recalls, repair or field replacement costs and additional development costs incurred in correcting any product failure, as well as possible claims for consequential costs. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required. In that event, our product gross margins would be reduced.

•	Stock-Based Compensation Expense. All share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in our financial statements based upon their respective grant date fair values. The fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. Although we utilize the Black-Scholes model, which meets established requirements, the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative of fair value than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options and stock purchase rights. Historically, our dividend yield assumption excluded dividend payouts. In 2010 we will begin having quarterly dividend payouts and therefore will include that assumption in our fair value calculations in the future. The fair value of our restricted stock units is based on the closing market price of our Class A common stock on the date of grant less our expected dividend yield. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Effective January 1, 2009 in-process research and development, or IPR&D, and defensive assets acquired are capitalized. Prior to 2009 in-process research and development was expensed immediately. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization thereof. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a further significant slowdown in the worldwide economy or the semiconductor industry, (iv) any failure to meet the performance projections included in our forecasts of future operating results or (v) the abandonment of any of our acquired in-process research and development projects. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Deferred Taxes and Uncertain Tax Positions. We utilize the asset and liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future

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

•	Litigation and Settlement Costs. We are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition, the resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or running royalties, which could adversely impact product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the amount or range of loss can be reasonably estimated. This generally occurs when an agreement in principle has been reached by both parties that includes substantive terms, conditions and amounts. However, the actual liability in any such disputes or litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations

The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2009	2008	2007

Net revenue:
Product revenue	95.2%	96.3%	99.0%
Income from Qualcomm Agreement	3.8	—	—
Licensing revenue	1.0	3.7	1.0

Total net revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of product revenue	49.2	47.5	48.5
Research and development	34.2	32.1	35.7
Selling, general and administrative	10.7	11.7	13.0
Amortization of purchased intangible assets	0.3	0.1	—
Impairment of goodwill and other long-lived assets	0.4	3.7	0.1
Settlement costs, net	2.7	0.3	—
Restructuring costs (reversals)	0.2	—	—
In-process research and development	—	0.9	0.4
Charitable contribution	1.1	—	—

Total operating costs and expenses	98.8	96.3	97.7
Income from operations	1.2	3.7	2.3
Interest income, net	0.3	1.1	3.4
Other income (expense), net	0.1	—	0.1

Income before income taxes	1.6	4.8	5.8
Provision for income taxes	0.1	0.2	0.2

Net income	1.5%	4.6%	5.6%

The following table presents details of product and total gross margin as a percentage of product and total revenue, respectively:

	Year Ended December 31,
	2009	2008	2007

Product gross margin	48.3%	50.7%	51.0%
Total gross margin	50.8	52.5	51.5

The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the consolidated statements of income data above:

	Year Ended December 31,
	2009	2008	2007

Cost of product revenue	0.5%	0.5%	0.7%
Research and development	7.8	7.7	9.4
Selling, general and administrative	2.7	2.7	3.7

Years Ended December 31, 2009 and 2008

Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin

The following tables present net revenue, cost of product revenue, product gross margin and total gross margin for 2009 and 2008 and the three months ended December 31, 2009 and September 30, 2009:

	Year Ended December 31,
	2009		2008
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
		(In thousands, except percentages)

Product revenue	$4,272,726	95.2%	$4,485,239	96.3%	$(212,513)	(4.7)%
Income from Qualcomm Agreement	170,611	3.8	—	—	170,611	—
Licensing revenue	46,986	1.0	172,886	3.7	(125,900)	(72.8)

Total net revenue	$4,490,323	100.0%	$4,658,125	100.0%	$(167,802)	(3.6)

Cost of product revenue(1)	$2,210,559	49.2%	$2,213,015	47.5%	$(2,456)	(0.1)

Product gross margin(2)	48.3%		50.7%		(2.4)%

Total gross margin(2)	50.8%		52.5%		(1.7)%

	Three Months Ended
	December 31, 2009		September 30, 2009
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
		(In thousands, except percentages)

Product revenue	$1,283,434	95.6%	$1,194,745	95.3%	$88,689	7.4%
Income from Qualcomm Agreement	51,674	3.8	51,674	4.1	—	—
Licensing revenue	7,638	0.6	7,778	0.6	(140)	(1.8)

Total net revenue	$1,342,746	100.0%	$1,254,197	100.0%	$88,549	7.1

Cost of product revenue(1)	$630,259	46.9%	$615,349	49.1%	$14,910	2.4

Product gross margin(2)	50.9%		48.5%		2.4%

Total gross margin(2)	53.1%		50.9%		2.2%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

(2)	Due to the separate presentation of product revenue, income from the Qualcomm Agreement and licensing revenue implemented in 2009, the tables include product gross margin in addition to our previously reported total gross margin.

Net Revenue.  Our product revenue is generated principally by sales of our semiconductor devices. Our Broadband Communications products include solutions for cable modems, DSL applications, digital cable, direct broadcast satellite and IP set-top boxes, digital TVs and high definition DVD and personal video recording devices. Our Mobile & Wireless products include wireless LAN, cellular, touch controller, GPS, Bluetooth, mobile multimedia and applications processors, mobile power management and VoIP solutions. Our Enterprise Networking products include Ethernet transceivers, controllers, switches, broadband network and security processors and server chipsets. Our licensing revenue and income from the Qualcomm Agreement is generated from the licensing of intellectual property.

Net revenue is revenue less reductions for rebates and provisions for returns and allowances.

The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue in 2009 as compared to 2008:

	Year Ended December 31,
	2009		2008
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
		(In thousands, except percentages)

Broadband Communications	$1,525,193	34.0%	$1,722,671	37.0%	$(197,478)	(11.5)%
Mobile & Wireless	1,719,998	38.3	1,528,178	32.8	191,820	12.6
Enterprise Networking	1,055,553	23.5	1,258,044	27.0	(202,491)	(16.1)
All other(1)	189,579	4.2	149,232	3.2	40,347	27.0

Total net revenue	$4,490,323	100.0%	$4,658,125	100.0%	$(167,802)	(3.6)

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into with Qualcomm in April 2009 and (ii) royalties received pursuant to a patent license agreement that was entered into with Verizon Wireless in July 2007, each previously reported in our Mobile & Wireless reportable segment. See discussion above in the “Overview” section and Notes 1 and 2 of Notes to Consolidated Financial Statements.

The decrease in net revenue from our Broadband Communications reportable segment resulted primarily from a decrease in demand for broadband modems, digital set-top boxes and digital TV products, offset in part by an increase in demand for our high definition DVD products. The increase in net revenue from our Mobile & Wireless reportable segment resulted primarily from the ramp in the second half of 2009 of our cellular products and wireless combo solutions, offset in part by a decrease in demand for VoIP solutions. The decrease in net revenue from our Enterprise Networking reportable segment resulted primarily from a broad-based decline in demand for our controller and Ethernet switch products. In 2009 we recognized $170.6 million of income from the Qualcomm Agreement and $19.0 million of licensing revenue from our agreement with Verizon Wireless. In 2008 we recognized $149.2 million of licensing revenue from our agreement with Verizon Wireless.

We recorded rebates to certain customers of $311.7 million, or 6.9% of net revenue and $236.4 million, or 5.1% of net revenue, in 2009 and 2008, respectively. The increase in rebates in 2009 was attributable to a change to the mix in sales to customers that participate in our rebate programs, primarily an increase in the Mobile & Wireless area. At the time of the sale we accrue 100% of the potential rebate as a reduction of revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in our various rebate agreements. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of $10.5 million and $39.6 million in 2009 and 2008, respectively.

The following table presents net revenue from each of the reportable segments and its respective contribution to net revenue in the three months ended December 31, 2009 as compared to the three months ended September 30, 2009:

	Three Months Ended
	December 31,		September 30,
	2009		2009
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
		(In thousands, except percentages)

Broadband Communications	$449,233	33.5%	$394,863	31.5%	$54,370	13.8%
Mobile & Wireless	502,037	37.4	520,613	41.5	(18,576)	(3.6)
Enterprise Networking	339,802	25.3	287,047	22.9	52,755	18.4
All other(1)	51,674	3.8	51,674	4.1	—	—

Total net revenue	$1,342,746	100.0%	$1,254,197	100.0%	$88,549	7.1

(1)	Includes income relating to the Qualcomm Agreement that was entered into with Qualcomm in April 2009 that was previously reported in our Mobile & Wireless reportable segment. See discussion above in the “Overview” section and Notes 1 and 2 of Notes to Consolidated Financial Statements.

The increase in net revenue from our Broadband Communications reportable segment resulted primarily from an increase in demand for digital set-top boxes. The decrease in net revenue from our Mobile & Wireless reportable segment resulted primarily from a decrease in demand for our Bluetooth products, due to seasonality, as certain of our customers prepared for the upcoming holiday season in three months ended September 30, 2009. The increase in net revenue from our Enterprise Networking reportable segment resulted principally from improving customer order patterns particularly for our Ethernet switch products.

Cost of Product Revenue, Product Gross Margin and Total Gross Margin.  Cost of product revenue comprises the cost of our semiconductor devices, which consists of the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, as well as royalties paid to vendors for use of their technology. Also included in cost of product revenue is the amortization of purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs, provisions for excess and obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support. Product gross margin is product revenue less cost of product revenue divided by product revenue and does not include income from the Qualcomm Agreement and licensing revenue of intellectual property. Total gross margin is total net revenue less cost of product revenue divided by total net revenue.

Product gross margin decreased from 50.7% in 2008 to 48.3% in 2009 primarily as a result of changes in product mix from our more profitable Enterprise Networking products to our less profitable Mobile & Wireless products. Other factors that contributed to the decrease in product gross margin were: (i) a net decrease in the reversal of rebates of $29.1 million related to unclaimed rebates, (ii) fixed costs being spread over a lower revenue base, offset in part by (iii) a net decrease in excess and obsolete inventory provisions of $18.8 million. During 2008 we recorded a $33.7 million provision as a result of the significant reduction in demand in the second half of 2008, whereas the $14.9 million provision recorded during 2009 was primarily related to inventory of our DTV business.

Product gross margin increased from 48.5% in the three months ended September 30, 2009 to 50.9% in the three months ended December 31, 2009. The primary factors that contributed to the increase in product gross margin were: (i) product mix, (ii) a reduction in net excess and obsolete inventory provisions of $9.5 million, offset in part by (iii) an increase in the warranty provision of $2.4 million.

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

The following table presents details of research and development expense for 2009 and 2008:

	Year Ended December 31,
	2009		2008
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Salaries and benefits	$770,112	17.2%	$719,922	15.5%	$50,190	7.0%
Stock-based compensation	351,884	7.8	358,018	7.7	(6,134)	(1.7)
Development and design costs	211,494	4.7	211,928	4.5	(434)	(0.2)
Other	201,428	4.5	207,800	4.4	(6,372)	(3.1)

Research and development	$1,534,918	34.2%	$1,497,668	32.1%	$37,250	2.5

The increase in salaries and benefits was the result of an increase in our incentive plan costs due primarily to the stronger than anticipated performance in relative revenue growth as compared to an identified segment of the semiconductor industry and better than anticipated cash flow from operations generated in 2009. This was offset in part by the impact of our restructuring plan in January and October 2009 and our not having an annual salary merit increase in 2009. Development and design costs were relatively flat; however mask and prototyping costs increased due to the continued transition of certain products to 65 nanometer process technology, offset by reduced subcontracting costs. Development and design costs vary from period to period depending on the timing of development and tape-out of various products. The decrease in the Other line item included in the above table is primarily attributable to a decrease in travel and entertainment expenses.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. The majority of our new products are now designed in 65 nanometer and 40 nanometer CMOS process, and we are preparing for the 28 nanometer process. We currently hold more than 3,800 U.S. and more than 1,550 foreign patents and more than 7,800 additional U.S. and foreign pending patent applications, and maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The following table presents details of selling, general and administrative expense for 2009 and 2008:

	Year Ended December 31,
	2009		2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change
	(In thousands, except percentages)

Salaries and benefits	$194,336	4.3%	$198,411	4.3%	$(4,075)	(2.1)%
Stock-based compensation	119,918	2.7	126,359	2.7	(6,441)	(5.1)
Legal and accounting fees	110,205	2.5	141,369	3.0	(31,164)	(22.0)
Other	54,903	1.2	76,978	1.7	(22,075)	(28.7)

Selling, general and administrative	$479,362	10.7%	$543,117	11.7%	$(63,755)	(11.7)

The decrease in legal and accounting fees related to the increase in net recoveries of legal expenses of $74.6 million under our directors’ and officers’ insurance policies, offset in part by an increase in legal fees associated with litigation related to our stock options matter. See below for further discussion of our directors’ and officers’ insurance polices. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and stock option backdating securities litigation, patent prosecution and filings, and various transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation from time to time, including intellectual property and securities litigation, and transactions under consideration. The decrease in the Other line item included in the above table is primarily attributable to a decrease in facility and travel and entertainment expenses.

For further discussion of our obligations under our directors’ and officers’ indemnification arrangements and insurance policies and litigation matters, see “Obligations and Commitments” below and Notes 6 and 11 of Notes to Consolidated Financial Statements.

Stock-Based Compensation Expense

We recognize stock-based compensation expense related to share-based awards, resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. over their respective service periods. Unearned stock-based compensation is principally amortized ratably over the service periods of the underlying stock options and restricted stock units, generally 48 months and 16 quarters, respectively. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

The following table presents details of total stock-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cost of product revenue	$24,545	$24,997	$26,470
Research and development	351,884	358,018	353,649
Selling, general and administrative	119,918	126,359	139,533

	$496,347	$509,374	$519,652

% of total net revenue	11.1%	10.9%	13.8%

It is our long-term objective that total stock-based compensation approximate 5% of total net revenue.

The following table presents details of unearned stock-based compensation currently estimated to be expensed in 2010 through 2013 related to unvested share-based payment awards at December 31, 2009:

	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Unearned stock-based compensation	$395,410	$263,197	$132,126	$32,593	$—	$823,326

See Note 8 of Notes to Consolidated Financial Statements for a discussion of activity related to share-based awards.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Year Ended
	December 31,
	2009	2008
	(In thousands)

Cost of product revenue	$16,196	$15,857
Other operating expenses	14,548	3,392

	$30,744	$19,249

The following table presents details of estimated future amortization of existing purchased intangible assets, including IPR&D. If we acquire additional purchased intangible assets in the future, our cost of product revenue or operating expenses will be increased by the amortization of those assets. The increase in amortization of purchased intangibles in 2009 as compared to 2008 relates primarily to the acquired purchased intangible assets of the DTV Business of AMD.

	Purchased Intangible Assets Amortization by Year
	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)

Cost of product revenue	$23,676	$22,674	$27,067	$22,125	$12,454	$13,644	$121,640
Other operating expenses	4,598	3,513	3,346	3,013	3,013	11,804	29,287

	$28,274	$26,187	$30,413	$25,138	$15,467	$25,448	$150,927

Impairment of Goodwill and Other Long-Lived Assets

We performed annual impairment assessments of the carrying value of goodwill in October 2009, 2008 and 2007. We compared the carrying value of each of our reporting units that existed at those times to its estimated fair value.

We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating appropriate present value techniques. Specifically, the income approach valuations included the following assumptions:

	Valuation Assumptions
	2009	2008

Discount Rate	12.0% - 17.5%	15.0% - 17.0%
Perpetual Growth Rate	4.0%	4.0% - 5.0%
Tax	17.0%	10.0%
Risk Free Rate	4.0%	4.3%
Peer Company Beta	1.24 - 1.69	1.83 - 2.50

Based on our 2009 impairment assessment at December 31, 2009, we believe we have no at-risk goodwill. At December 31, 2009 our Broadband Communications, Enterprise Networking, Wireless Connectivity and Mobile Platforms reporting units had the following goodwill balances, $483.0 million, $587.5 million and $259.1 million and none, respectively. At December 31, 2008 our Broadband Communications, Enterprise Networking, Wireless Connectivity and Mobile Platforms reporting units had the following goodwill balances, $483.8 million, $536.4 million and $259.1 million and none, respectively.

Upon completion of the October 2009 and 2007 annual impairment assessments, we determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value. Upon completion of the October 2008 assessment, we determined that the carrying value of the Mobile Platforms reporting unit exceeded its estimated fair value. Because indicators of impairment existed for this business group, we performed the second step of the test to determine the fair value of the goodwill of the Mobile Platforms reporting unit.

The implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the impairment test performed in 2008, we calculated the fair value of certain assets, including developed technology, IPR&D assets and customer relationships. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the Mobile Platforms reporting unit as of October 1, 2008. The implied fair value of goodwill was measured as the difference between of the fair value of the Mobile Platforms reporting unit over the amounts assigned to its assets and liabilities. The impairment loss for the Mobile Platforms reporting unit was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, we recorded a charge of $149.7 million in the three months ended December 31, 2008, which represented all of the related goodwill of our Mobile Platforms reporting unit.

We also reviewed other long-lived tangible assets for impairment. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the assets and their fair values. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. We utilized appraisals to assess the reasonableness of the fair values estimated using the discounted cash flow methodology. Based on this evaluation we recorded an impairment charge of $19.8 million related to the property and equipment of our Mobile Platforms reporting unit in the three months ended December 31, 2008.

The primary factors contributing to the Mobile Platforms reporting unit impairment charges were the recent significant economic downturn, which caused a decline in the cellular market, as well as tempered expectations of the future growth rate for that market, and an increase in our implied discount rate due to higher risk premiums, as well as the decline in our market capitalization. We adjusted our assumptions used to calculate the estimated fair value of the Mobile Platforms reporting unit to account for these macroeconomic changes.

In addition, we recorded impairment charges to customer relationships, developed technology and certain other assets of $18.9 million in 2009 related to the acquisition of the DTV Business of AMD. The primary factor contributing to these impairment charges was the continued reduction in our revenue outlook for this business.

Settlement Costs, Net

In 2009 we incurred settlement costs of $183.8 million, partially offset by settlement gains of $65.3 million, resulting in $118.5 million of net settlement costs.

In December 2009 we agreed in principle to the settlement of the Stock Option Class Actions. Under the proposed settlement, the claims against Broadcom and its current and former officers and directors will be dismissed with prejudice and released in exchange for a $160.5 million cash payment by Broadcom. We recorded the settlement amount as a one-time charge in our statement of income for the three months and year ended December 31, 2009 as our best estimate of our liability based upon current facts and circumstances. The proposed settlement remains subject to the satisfaction of various conditions, including negotiation and execution of a final stipulation of settlement and court approval. If these conditions are satisfied, the proposed settlement will resolve all claims in the Stock Option Class Actions against Broadcom and the individual defendants. In the event that we are unable to execute a final stipulation of settlement and obtain court approval, our estimated liability to settle the class action could differ materially from the $160.5 million recorded at December 31, 2009.

We recorded settlement gains of $65.3 million related to the Qualcomm Agreement in 2009. For a further discussion of this agreement, see “Qualcomm Agreement” in the Overview section above. In addition, we recorded settlement costs of $12.1 million related to a payment to the Israeli government associated with a post-acquisition technology transfer fee related to our acquisition of Dune Networks, Inc. We also recorded $11.2 million in settlement costs in 2009 for estimated settlements associated with certain employment tax items, other employment matters and a patent infringement claim.

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

For further discussion of income tax and litigation matters, see Notes 5 and 11, respectively, of Notes to the Consolidated Financial Statements.

Restructuring Costs (Reversals)

In light of the deterioration in worldwide economic conditions, in 2009 we implemented restructuring plans that included a reduction in our worldwide headcount of 200 people and an additional 120 people related to our DTV business. These reductions in headcount were completed in 2009.

We recorded $7.5 million in net restructuring costs in 2009, primarily for severance and other charges associated with our reduction in workforce across multiple locations and functions and, to a lesser extent, the closure of one of our facilities. Included in the 2009 net restructuring expense were charges of $3.7 million related to stock-based compensation expense incurred in connection with the modification of certain share-based awards. In addition, we reversed restructuring costs of $4.2 million, as part of a contractual obligation due from AMD to reimburse us for certain restructuring actions taken during a stipulated post-acquisition period.

At December 31, 2009 our restructuring liability was $1.3 million. For a discussion of activity and liability balances related to our past restructuring plans, see Note 2 of Notes to Consolidated Financial Statements.

In-Process Research and Development

In 2009 we capitalized $50.9 million of IPR&D costs primarily related to our acquisition of Dune Networks, Inc. in accordance with accounting standards that became effective in 2009. Upon completion of each project, the related IPR&D assets will be amortized over their estimated useful lives. If any of the projects are abandoned, we would be required to impair the related IPR&D asset. We expensed $42.4 million and $15.5 million in 2008 and 2007, respectively, related to in-process research and development costs related to our acquisitions of Sunext Design, Inc. and the DTV Business of AMD in 2008 and LVL7 Systems, Inc., Octalica, Inc. and Global Locate, Inc. in 2007. Through 2008 the amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition under then prevailing accounting standards as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

The fair value of the IPR&D for each of the acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account expected product life cycles, market penetration and growth rates.

The prior years’ IPR&D charges included only the fair value of IPR&D determined as of the respective acquisition dates. The fair value of developed technology is included in identifiable purchased intangible assets and is amortized over the estimated useful life of the technology. We believe the amounts recorded as IPR&D, as well as developed technology, represented the fair values and approximate the amounts an independent party would pay for these projects as of the respective acquisition dates.

The following table summarizes the significant assumptions underlying the valuations of IPR&D at the acquisition dates for the acquisitions completed in 2009, 2008 and 2007:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D
			(In years)	(In millions)		(In millions)

2009 Acquisitions
Dune Networks	High-density switching line card solutions	85%	1.0	$1.9	21%	$50.4
2008 Acquisitions
Sunext	Blu-ray application	49	1.0	4.3	20	10.9
DTV Business of AMD	Xilleon product line	82	1.0	6.9	24	31.5
2007 Acquisitions
LVL7	Enhancements to FASTPATH application platform	31	1.0	7.8	21	0.3
Octalica	High performance communication controller	52	1.0	6.8	29	10.2
Global Locate	Single-chip GPS device	62	1.5	5.6	20	5.0

As of the respective acquisition dates, certain ongoing development projects were in process. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition. At December 31, 2009 certain development projects from our Dune Networks acquisition were still in process. We completed all other development projects related to our prior acquisitions. Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.

Charitable Contribution

In 2009 we established the Broadcom Foundation, or the Foundation, to support mathematics and science programs, as well as a broad range of community services. We received a determination letter from the Internal Revenue Service of exemption from federal income taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. We recorded an operating expense of $50.0 million related to our unrestricted grant to the Foundation.

Interest and Other Income (Expense), Net

The following table presents interest and other income (expense), net, for 2009 and 2008:

	Year Ended December 31,
	2009		2008
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Interest income, net	$13,901	0.3%	$52,201	1.1%	$(38,300)	(73.4)%
Other income (expense), net	2,218	0.1	(2,016)	—	4,234	(210.0)

Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. Other income (expense), net, primarily includes the gain on the sale of a marketable security and gains and losses on foreign currency transactions. The decrease in interest income, net, was the result of the overall decrease in market interest rates. Our cash and marketable securities balances increased from $1.898 billion at December 31, 2008 to $2.368 billion at December 31, 2009, primarily due to net cash provided by operating activities, including the $286.4 million received from the Qualcomm Agreement. The average interest rates earned in 2009 and 2008 were 0.63% and 2.42%, respectively. The 2009 decrease in the average interest rate is a reflection of the current interest rate environment (Federal Funds Rate nearly 0%) and reinvestment rates being significantly lower than in 2008.

Provision for Income Taxes

The following table presents the income tax provision for 2009 and 2008:

	Year Ended December 31,
	2009		2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change
	(In thousands, except percentages)

Income tax provision	$6,930	0.1%	$7,521	0.2%	$(591)	(7.9)%

The federal statutory rate was 35% for 2009 and 2008. Our effective tax rates were 9.6% and 3.4% for 2009 and 2008, respectively. The differences between our effective tax rates and the federal statutory tax rate primarily relate to foreign earnings taxed at substantially lower rates than the federal statutory rate for 2009 and 2008 due principally to our tax holiday in Singapore, and for 2009 domestic tax losses recorded without tax benefits. In 2008 U.S. operating losses were more than offset by a $1.5 billion dividend resulting from repatriation of foreign earnings in December 2008. As a result of this $1.5 billion repatriation of foreign earnings, we incurred $0.8 million of state tax expense in 2008. However, due to the utilization of $491.3 million of previously reserved domestic deferred tax assets in 2008 (including net operating loss and foreign tax credit carryforwards), no federal income tax expense was recognized relating to the repatriation. We recognized federal tax benefits of approximately $3.0 million in both 2009 and 2008, which resulted from the utilization of a portion of our federal credits for increasing research activities (research and development tax credits) pursuant to a provision contained in the American Recovery and Reinvestment Tax Act of 2009, which was enacted in February, 2009, and a provision contained in The Housing Assistance Act of 2008, which was enacted in July, 2008. In addition, we realized tax benefits resulting from the reversal of certain prior period tax accruals of $7.6 million and $6.5 million in 2009 and 2008, respectively. These reversals resulted primarily from the expiration of the statutes of limitation for the assessment of taxes related to certain foreign subsidiaries. In 2009, we recorded a tax provision of $3.2 million associated with the exposure resulting from a recent decision by the U.S. Court of Appeals for the Ninth Circuit in the case involving Xilinx, Inc. as discussed below.

On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit in the case between Xilinx, Inc. and the Commissioner of Internal Revenue, overturned a 2005 U.S. Tax Court ruling regarding treatment of certain compensation expenses under a Company’s research and development cost-sharing arrangements with affiliates. The Court of Appeals held that related parties to such an arrangement must share stock-based compensation expenses, notwithstanding the fact that unrelated parties in such an arrangement would not share such costs. The case is subject to further appeal. The potential impact to Broadcom, should the IRS prevail, of including such stock-based compensation expenses in our research and development cost-sharing arrangements would be additional income for federal and state purposes from January 1, 2001 forward, and may result in additional related federal and state income and franchise taxes. We adjusted our federal and state net operating loss carryforwards, our federal and state capitalized research and development costs and our deferred tax positions, and recorded a $3.2 million tax provision for additional federal and state income and franchise taxes to reflect this decision. We reduced our federal and state net operating loss carryforwards by approximately $600.0 million and $380.0 million, respectively, and we reduced our deferred tax assets for both federal and state capitalized research and development costs by approximately $10.0 million each. Additionally, in 2009 we reduced our deferred tax asset relating to stock-based compensation expenses by approximately $60.0 million, and increased our deferred tax asset for certain tax credits by approximately $10.0 million, with each of these amounts offset by a corresponding adjustment to our valuation allowance for deferred tax assets resulting in no net change to deferred tax assets.

As a result of the expensing of share-based payments since January 1, 2006, our deferred tax assets exclude certain excess tax benefits from employee stock-based compensation, that are components of our research and development credits, capitalized research and development, and net operating loss carryovers. If and when these tax benefits are realized, a credit is recorded to equity. The federal and state net operating losses and the capitalized research and development costs we reduced as a result of the decision in the Xilinx case represent such excess tax benefits from employee stock-based compensation and therefore do not result in an adjustment to our deferred tax assets.

On January 13, 2010 the U.S. Court of Appeals for the Ninth Circuit withdrew its May 27, 2009 ruling in the Xilinx case and will reconsider the matter at a future date to be determined. In accounting for income tax uncertainties, only information that is available at our reporting date of December 31, 2009 can be considered in measuring our tax position. Accordingly, the accounting impact of the withdrawal of the Xilinx ruling will be reflected in our consolidated financial statements for the period ending March 31, 2010. If there are no further developments during the period ending March 31, 2010, we anticipate that we will record a tax benefit of $3.2 million and reestablish the deferred tax assets that were adjusted during the quarter ended June 30, 2009 and thereafter to reflect the impact of the Xilinx decision as of December 31, 2009. These adjustments included reductions of federal and state net operating loss carryforwards of approximately $665.0 million and $455.0 million, respectively, as well as reductions in federal and state capitalized research and development costs of approximately $10.0 million each. We also reduced our deferred tax asset relating to stock-based compensation by approximately $65.0 million and increased our deferred tax asset for certain tax credits by approximately $10.0 million. All of these amounts will be fully offset by a corresponding adjustment to the valuation allowance for deferred tax assets resulting in no net change to deferred tax assets in our consolidated balance sheet and no adjustment to the related income tax expense.

We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $11.2 million at December 31, 2009 and net deferred tax assets of $7.5 million at December 31, 2008.

In 2009 our judgment changed with respect to prior period uncertain tax positions, which resulted in additional unrecognized tax benefits in the amount of approximately $380.0 million, of which approximately $280.0 million would be credited to paid-in capital if ultimately sustained and utilized to reduce our income tax liabilities because it relates to excess deductions from employee stock options. The remaining portion of these tax benefits, approximately $100.0 million, was previously offset by a valuation allowance on our deferred tax assets. If these tax positions are not sustained, there will be no net effect on our tax provision because of the related valuation allowance.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2001 through 2009 tax years generally remain subject to examination by tax authorities.

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

At December 31, 2009 we had unrecognized tax benefits in the amount of $400.8 million which included $117.1 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued potential penalties and interest of $1.7 million and $1.0 million, respectively, related to these unrecognized tax benefits during 2009, and in total, as of December 31, 2009, we had a recorded liability for potential penalties and interest of $11.9 million and $2.0 million, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense. We had a $376.9 million increase in unrecognized tax benefits relating to reductions to our federal and state net operating loss carryforwards, capitalized research and development costs, and tax credit carryforwards for previous years. These reductions primarily resulted from the U.S. Court of Appeals for the Ninth Circuit May 27, 2009 ruling in the case between Xilinx, Inc. and the Commissioner of Internal Revenue. Other than the possible reversal of the increases in unrecognized tax benefits relating to the decision in the Xilinx case, we do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Years Ended December 31, 2008 and 2007

Net Revenue, Cost of Product Revenue and Product Gross Margin, and Total Gross Margin

The following tables present net revenue, cost of product revenue, product gross margin and total gross margin for 2008 and 2007:

	Year Ended December 31,
	2008		2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Product revenue	$4,485,239	96.3%	$3,739,312	99.0%	$745,927	19.9%
Licensing revenue	172,886	3.7	37,083	1.0	135,803	366.2

Total net revenue	$4,658,125	100.0%	$3,776,395	100.0%	$881,730	23.3

Cost of product revenue(1)	$2,213,015	47.5%	$1,832,178	48.5%	$380,837	20.8

Product gross margin(2)	50.7%		51.0%		(0.3)%

Total gross margin(2)	52.5%		51.5%		1.0%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

(2)	Due to the separate presentation of product revenue and licensing revenue implemented in 2009, the table includes product gross margin in addition to our previously reported total gross margin.

Net Revenue.  The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue in 2008 as compared to 2007:

	Year Ended December 31,
	2008		2007
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Broadband Communications	$1,722,671	37.0%	$1,412,293	37.4%	$310,378	22.0%
Mobile & Wireless	1,528,178	32.8	1,192,634	31.6	335,544	28.1
Enterprise Networking	1,258,044	27.0	1,139,668	30.2	118,376	10.4
All other(1)	149,232	3.2	31,800	0.8	117,432	369.3

Total net revenue	$4,658,125	100.0%	$3,776,395	100.0%	$881,730	23.3

(1)	Includes royalties received pursuant to a patent license agreement that was entered into with Verizon Wireless in July 2007 previously reported in our Mobile & Wireless reportable segment. See discussion above in the “Overview” section and Notes 1 and 2 of Notes to Consolidated Financial Statements.

The increase in net revenue from our Broadband Communications reportable segment resulted primarily from an increase in demand for digital set-top box, broadband modem, high definition DVD and digital TV products. The increase in net revenue from our Mobile & Wireless reportable segment resulted primarily from strong growth driven by new products and customer ramps for our Bluetooth, wireless LAN, touch controller and GPS product offerings, offset in part by a decrease in demand for our mobile multimedia product offerings. The increase in net revenue from our Enterprise Networking reportable segment resulted primarily from an increase in demand attributable to our Ethernet switch, broadband network and security processor products. In 2008 and 2007, we recognized $149.2 million and $31.8 million, respectively, of licensing revenue from our agreement with Verizon Wireless. This increase resulted from the agreement being in effect for the full year in 2008.

We recorded rebates to certain customers of $236.4 million, or 5.1% of net revenue and $222.3 million, or 5.9% of net revenue, in 2008 and 2007, respectively. We reversed accrued rebates of $39.6 million and $22.4 million in 2008 and 2007, respectively.

Cost of Product Revenue, Product Gross Margin and Total Gross Margin.

Product gross margin decreased from 51.0% in 2007 to 50.7% in 2008. The primary factors that contributed to the decrease in product gross margin were: (i) product mix (ii) an increase in excess and obsolete inventory reserves of $14.2 million due to increased inventory levels, offset in part by (iii) a reversal of warranty reserves of $10.6 million and (iv) a net increase in the reversal of rebates of $17.3 million related to unclaimed rebates. For a discussion of stock-based compensation included in cost of revenue, see “Stock-Based Compensation Expense,” below.

Research and Development Expense

The following table presents details of research and development expense for 2008 and 2007:

	Year Ended December 31,
	2008		2007
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Salaries and benefits	$719,922	15.5%	$598,700	15.9%	$121,222	20.2%
Stock-based compensation	358,018	7.7	353,649	9.4	4,369	1.2
Development and design costs	211,928	4.5	210,025	5.6	1,903	0.9
Other	207,800	4.4	186,134	4.8	21,666	11.6

Research and development	$1,497,668	32.1%	$1,348,508	35.7%	$149,160	11.1

The increases in salaries and benefits are primarily attributable to (i) a net increase in headcount by 861 personnel (predominantly as a result of our acquisition of the DTV Business of AMD and in the Mobile & Wireless reportable segment) to 5,537 at December 31, 2008, which represents an 18.4% increase from our December 31, 2007 levels, as well as (ii) an increase in cash compensation levels as a result of our annual merit review program in May 2008. In 2008 development and design costs were relatively flat, however mask and prototyping costs increased due to the continued transition of certain products to 65 nanometer process technology, offset by reduced subcontracting costs. Development and design costs vary from period to period depending on the timing of development and tape-out of various products. The increase in the Other line item included in the above table is primarily attributable to an increase in our facilities and equipment expenses.

For a further discussion of stock-based compensation included in research and development expense, see “Stock-Based Compensation Expense,” below.

Selling, General and Administrative Expense

The following table presents details of selling, general and administrative expense for 2008 and 2007:

	Year Ended December 31,
	2008		2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Salaries and benefits	$198,411	4.3%	$172,015	4.6%	$26,396	15.3%
Stock-based compensation	126,359	2.7	139,533	3.7	(13,174)	(9.4)
Legal and accounting fees	141,369	3.0	100,035	2.6	41,334	41.3
Other	76,978	1.7	81,154	2.1	(4,176)	(5.1)

Selling, general and administrative	$543,117	11.7%	$492,737	13.0%	$50,380	10.2

The increases in salaries and benefits are primarily attributable to (i) a net increase in headcount by 108 personnel to 1,342 at December 31, 2008, which represents an 8.8% increase from our December 31, 2007 levels, as well as (ii) an increase in cash compensation levels as a result of our annual merit review program in May 2008. The remainder of the increase in selling, general and administrative expenses was primarily attributable to an increase in legal and accounting fees. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and stock option backdating litigation, patent prosecution and filings, and various transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation from time to time, including intellectual property and securities litigation and transactions under consideration.

For a description of the obligations to indemnify certain of our present and former directors, officers and employees related to litigation matters, see the discussion included under “Years Ended December 31, 2009 and 2008,” above.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Year Ended
	December 31,
	2008	2007
	(In thousands)

Cost of product revenue	$24,997	$26,470
Research and development	358,018	353,649
Selling, general and administrative	126,359	139,533

	$509,374	$519,652

See Note 8 of Notes to Consolidated Financial Statements for a discussion of activity related to share-based awards.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets by expense category:

	Year Ended
	December 31,
	2008	2007
	(In thousands)

Cost of product revenue	$15,857	$13,485
Other operating expenses	3,392	1,027

	$19,249	$14,512

Impairment of Goodwill and Other Long-Lived Assets

We performed annual impairment assessments of the carrying value of goodwill and other long-lived assets in October 2008 and 2007. We compared the carrying value of each of our reporting units that existed at those times to its estimated fair value. At October 1, 2008 and 2007, we had four reporting units.

For a description of the 2008 impairments including the valuation techniques and significant assumptions, see the discussion included under “Years Ended December 31, 2009 and 2008,” above. Upon completion of the October 2007 annual impairment assessment, we determined no impairment was indicated as the estimated fair value of each of the four reporting units exceeded its respective carrying value.

See Notes 1 and 9 of Notes to Consolidated Financial Statements for a further discussion of impairment of goodwill and other long-lived assets.

Settlement Costs, Net

For a description of the 2008 settlement costs, see the discussion included under “Years Ended December 31, 2009 and 2008,” above.

Restructuring Costs (Reversals)

For a discussion of activity and liability balances related to our past restructuring plans, see Note 2 of Notes to Consolidated Financial Statements.

In-Process Research and Development

IPR&D totaled $42.4 million and $15.5 million in 2008 and 2007, respectively, related to our acquisitions of Sunext Design, Inc. and the DTV Business of AMD in 2008 and LVL7 Systems, Inc., Octalica, Inc. and Global Locate, Inc. in 2007. For a description of the 2007 IPR&D projects, including the valuation techniques used and significant assumptions at the acquisitions dates underlying the valuations, as well as an update on the status of such projects as of December 31, 2008, see the discussion included under “Years Ended December 31, 2009 and 2008,” above.

Interest and Other Income, Net

The following table presents interest and other income, net, for 2008 and 2007:

	Year Ended December 31,
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

The decrease in other income (expense), net was the result of an other-than-temporary impairment of a marketable security of $1.8 million and impairments of strategic investments totaling $4.3 million.

Income Tax Provision

The following table presents the income tax provision for 2008 and 2007:

	Year Ended December 31,
	2008		2007
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Income tax provision	$7,521	0.2%	$6,114	0.2%	$1,407	23.0%

The federal statutory rate was 35% for 2008 and 2007. Our effective tax rates were 3.4% and 2.8% for 2008 and 2007, respectively. The differences between our effective tax rates and the federal statutory tax rate primarily relate to foreign earnings taxed at substantially lower rates than the federal statutory rate for 2008 and 2007 due principally to our tax holiday in Singapore, and for 2007 domestic tax losses recorded without tax benefits. In 2008 U.S. operating losses were more than offset by a $1.5 billion dividend received from a foreign subsidiary. We incurred $0.8 million of state tax expense in 2008, as a result of this $1.5 billion repatriation of foreign earnings in December 2008. As a result of the utilization of $491.3 million of previously reserved domestic deferred tax assets (including net operating loss and foreign tax credit carryforwards), no federal income tax expense was recognized relating to the distribution. We recognized a federal tax benefit of $3.0 million in 2008, which resulted from the utilization of a portion of our federal credits for increasing research activities (research and development tax credits) pursuant to a provision contained in The Housing Assistance Act of 2008, which was signed into law July 30, 2008. In addition, we realized tax benefits resulting from the reversal of certain prior period tax accruals of $6.5 million and $6.0 million in 2008 and 2007, respectively. These reversals resulted primarily from the expiration of the statutes of limitation for the assessment of taxes related to certain foreign subsidiaries.

As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance on our deferred tax assets should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $7.5 million and $3.3 million at December 31, 2008 and 2007, respectively.

In 2007 we recognized a decrease of $3.9 million in the liability for unrecognized tax benefits, and recognized a $4.7 million reduction in accumulated deficit. In addition we reclassified certain tax liabilities for unrecognized tax benefits, as well as related potential penalties and interest, from current liabilities to long-term liabilities. These unrecognized tax benefits at December 31, 2008 and 2007 relate to various foreign jurisdictions.

At December 31, 2008 we had unrecognized tax benefits of $21.2 million which included $19.1 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued potential penalties and interest of $1.6 million and $0.6 million, respectively, related to these unrecognized tax benefits during 2008, and in total, as of December 31, 2008, we had a recorded liability for potential penalties and interest of $13.3 million and $1.4 million, respectively.

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

				Diluted Net
				Income
		Net		(Loss)
	Total Net	Income		Per
	Revenue	(Loss)		Share
	(In thousands, except per share data)

Year Ended December 31, 2009
Fourth Quarter	$1,342,746	$59,204	(1)	$0.11
Third Quarter	1,254,197	84,596	(2)	0.16
Second Quarter	1,039,944	13,401	(3)	0.03
First Quarter	853,436	(91,940	)(4)	(0.19)
Year Ended December 31, 2008
Fourth Quarter	$1,126,509	$(159,215	)(5)	$(0.32)
Third Quarter	1,298,475	164,906	(6)	0.31
Second Quarter	1,200,931	134,789	(7)	0.25
First Quarter	1,032,210	74,314	(8)	0.14

(1)	Includes settlement costs of $175.7 million, net recovery of legal expenses of $63.2 million and restructuring reversals of $4.8 million.

(2)	Includes impairment of long-lived assets of $7.6 million and restructuring costs of $4.8 million.

(3)	Includes impairment of long-lived assets of $11.3 million, restructuring costs of $0.4 million, net settlement gains of $58.4 million and a charitable contribution of $50.0 million.

(4)	Includes settlement costs of $1.2 million and restructuring costs of $7.1 million.

(5)	Includes impairment of goodwill and other long-lived assets of $169.4 million and IPR&D of $31.5 million.

(6)	Includes other-than-temporary impairment of marketable securities of $1.8 million and loss on strategic investment of $2.5 million.

(7)	Includes impairment of intangible assets of $1.9 million, restructuring reversal of $1.0 million and a loss on strategic investment of $1.8 million.

(8)	Includes IPR&D of $10.9 million and settlement costs of $15.8 million.

Subsequent Events

On January 27, 2010 our Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock and declared the first quarterly cash dividend of $0.08 per share payable to holders of our common stock. The dividend will be paid on March 8, 2010 to holders of our Class A and Class B common stock of record at the close of business on February 19, 2010. The dividend so declared will be paid from U.S. domestic sources other than our retained earnings and will be treated for accounting purposes as a reduction of shareholders’ equity.

On February 2, 2010 we entered into an agreement to acquire Teknovus, Inc., or Teknovus. Teknovus develops and supplies EPON (Ethernet Passive Optical Networking) access chips and embedded software. Under the terms of the agreement, Broadcom will acquire all of the outstanding equity interests (including all outstanding options and warrants) in Teknovus for aggregate consideration of approximately $123.0 million in cash, subject to adjustments for the amount of indebtedness and cash of Teknovus and certain fees and expenses of Teknovus, in each case as of the closing of the transaction. Broadcom currently expects the transaction to close in the first or second calendar quarter of 2010, subject to the satisfaction of customary closing conditions.

Recent Accounting Pronouncements

In December 2007 the FASB issued Accounting Standard, or AS, Topic 805, Business Combinations, or AS 805, which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. AS 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Prior to the adoption of AS 805, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under AS 805 all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009 the FASB updated AS 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. The effect of AS 805 is reflected in our 2009 consolidated financial statements. We expect AS 805 will have an impact on our future consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate in the future.

In September 2009 the FASB reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.  The following table presents working capital, and cash and cash equivalents and marketable securities:

	December 31,		Increase
	2009	2008	(Decrease)
		(In thousands)

Working capital	$1,765,982	$2,034,110	$(268,128)

Cash and cash equivalents(1)	$1,397,093	$1,190,645	$206,448
Short-term marketable securities(1)	532,281	707,477	(175,196)
Long-term marketable securities	438,616	—	438,616

	$2,367,990	$1,898,122	$469,868

(1)	Included in working capital.

Our working capital, cash and cash equivalents and marketable securities increased in 2009 primarily due to cash provided by operations (including the proceeds received from the Qualcomm Agreement). See the summary of cash, cash equivalents, short and long-term marketable securities by major security type and discussion of market risk that follows in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in 2009 and 2008.  Cash and cash equivalents increased to $1.397 billion at December 31, 2009 from $1.191 billion at December 31, 2008 as a result of cash provided by operating activities and proceeds from the issuance of our Class A common stock, offset in part by the net purchases of marketable securities and the purchase of Dune Networks, Inc. as well as repurchases of our Class A common stock.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash provided by operating activities	$986,893	$919,615	$825,317
Cash provided by (used in) investing activities	(501,357)	(745,382)	54,405
Cash used in financing activities	(279,088)	(1,170,160)	(851,260)

Net increase (decrease) in cash and cash equivalents	$206,448	$(995,927)	$28,462
Cash and cash equivalents at beginning of year	$1,190,645	$2,186,572	$2,158,110

Cash and cash equivalents at end of year	$1,397,093	$1,190,645	$2,186,572

In 2009 our operating activities provided $986.9 million in cash. This was primarily the result of $617.4 million in net non-cash operating expenses, $304.2 million in net cash provided by changes in operating assets and liabilities (including $286.4 million received from the Qualcomm Agreement) and net income of $65.3 million. Non-cash items included in net income in 2009 consisted of depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, impairment of long-lived assets, non-cash restructuring charges and a gain on sale of marketable securities. In 2008 our operating activities provided $919.6 million in cash. This was primarily the result of $214.8 million in net income and $826.9 million in net non-cash operating expenses, offset in part by $122.1 million in net cash used by changes in operating assets and liabilities, principally a $112.2 million increase in inventory. Non-cash items included in net income in 2008 consisted of depreciation and amortization, stock-based compensation expense, amortization of purchased intangible assets, IPR&D, impairment of goodwill and other long-lived assets and losses on strategic investments and marketable securities.

Accounts receivable increased $136.3 million from $372.3 million at December 31, 2008 to $508.6 million at December 31, 2009. Our days sales outstanding increased from 30 days at December 31, 2008 to 35 days at December 31, 2009, driven by a variation in revenue linearity. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient credit on a timely basis.

Inventories decreased $3.7 million from $366.1 million at December 31, 2008 to $362.4 million at December 31, 2009. Our inventory days on hand decreased from 60 days at December 31, 2008 to 52 days at December 31, 2009. In the future, our inventory levels will continue to be determined based upon the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Accounts payable increased $126.9 million from $310.5 million at December 31, 2008 to $437.4 million at December 31, 2009. Our days payable outstanding increased from 51 days at December 31, 2008 to 63 days at December 31, 2009, resulting primarily from the timing of inventory purchases and vendor payments.

Investing activities used $501.4 million in cash in 2009, which was primarily the result of net purchases of marketable securities of $267.5 million, $165.3 million in net cash paid primarily for the acquisition of Dune Networks and $67.0 million of capital equipment purchases mostly to support our research and development efforts. Investing activities used cash of $745.4 million in 2008, which was primarily the result of net purchases of marketable securities of $491.7 million, $82.8 million of capital equipment purchases mostly to support our research and development efforts, $150.4 million in net cash paid for the acquisition of Sunext Design and the

DTV business of AMD, and $20.1 million related to contingent consideration paid to former holders of Global Locate capital stock and other rights for the attainment of certain performance goals by Global Locate.

Our financing activities used $279.1 million in cash in 2009, which was primarily the result of $421.9 million in repurchases of shares of our Class A common stock pursuant to the share repurchase program implemented in July 2008 and $84.4 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $227.2 million in proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan. Our financing activities used $1.170 billion in cash in 2008, which was primarily the result of $1.284 billion in repurchases of shares of our Class A common stock pursuant to our share repurchase programs and $58.1 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $171.9 million in net proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan.

During the three months ended December 31, 2008 we made a strategic decision to make a special one-time repatriation of prior earnings of certain foreign subsidiaries in the form of a $1.5 billion dividend. Approximately $0.1 billion of this dividend represented previously taxed income that was not subject to federal tax upon distribution. We utilized $491.3 million of previously reserved domestic deferred tax assets (including net operating loss and foreign tax credit carryforwards) to offset the federal tax on the remaining $1.4 billion of dividend income, resulting in no federal income tax expense relating to the distribution. The repatriation resulted in additional state taxes of $0.8 million for 2008.

From time to time our Board of Directors has authorized various programs to repurchase shares of our Class A common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 15.0 million, 65.2 million, and 35.8 million shares of Class A common stock at weighted average prices of $28.12, $19.44 and $32.31 per share, in the years ended December 31, 2009, 2008 and 2007, respectively.

In July 2008 the Board of Directors authorized our current program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion. Repurchases under the program may be made from time to time during the period that commenced July 31, 2008 and continuing through and including July 31, 2011. As of December 31, 2009, $154.0 million remained authorized for repurchase under this plan.

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

Obligations and Commitments.  The following table summarizes our contractual obligations and commitments as of December 31, 2009:

	Obligations by Year
	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)

Operating leases	$111,142	$79,540	$55,562	$39,307	$38,300	$107,709	$431,560
Inventory and related purchase obligations	477,700	—	—	—	—	—	477,700
Other purchase obligations	80,908	5,427	1,550	—	—	—	87,885
Estimated settlement costs	176,707	—	—	—	—	—	176,707
Unrecognized tax benefits	400,782	—	—	—	—	—	400,782

Total	$1,247,239	$84,967	$57,112	$39,307	$38,300	$107,709	$1,574,634

We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements. Our leased facilities comprise an aggregate of 2.8 million square feet. Our principal facilities in Irvine have lease terms that expire at various dates through 2017 with an aggregate rent of $163.7 million (included in the table above).

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

Estimated settlement costs represent costs that we expect to pay within the next year. See discussion under “Settlement Costs, Net” above.

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

In addition to the unrecognized tax benefits included in the table above, we have also recorded a liability for potential penalties and interest of $11.9 million and $2.0 million, respectively, at December 31, 2009.

Other Contractual Obligations

We have obligations to indemnify certain of our present and former directors, officers and employees to the maximum extent not prohibited by law. Under these obligations, Broadcom is required (subject to certain exceptions) to indemnify each such director, officer and employee against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual. The potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain directors’ and officers’ insurance policies that may generally limit our exposure and enable us to recover a portion of the amounts paid with respect to such obligations.

In August 2009 Broadcom, by and through its special litigation committee, plaintiffs and certain of the defendants executed a Stipulation and Agreement of Partial Settlement, or Partial Derivative Settlement, in the federal derivative action pertaining to past employee stock option grants. The Partial Derivative Settlement resolves all claims in the action against the defendants, other than three individuals: Dr. Henry T. Nicholas, III, our former President and Chief Executive Officer and former Co-Chairman of the Board, William J. Ruehle, our former Chief Financial Officer, and Dr. Henry Samueli, our Chief Technical Officer. In connection with the Partial Derivative Settlement, Broadcom and certain of the defendants also entered into a settlement with Broadcom’s directors and officers liability insurance carriers, or Insurance Agreement. On September 30, 2009 the United States District Court for the Central District of California issued an order preliminarily approving the Partial Derivative Settlement. On December 14, 2009, the District Court entered an order granting final approval of the Partial Derivative Settlement. On January 6, January 8 and January 11, 2010, Dr. Nicholas, Mr. Ruehle and Dr. Samueli, respectively, filed notices of appeal of the order, also in the United States Court of Appeals for the Ninth Circuit.

Pursuant to the Insurance Agreement, and subject to the terms described more completely therein, including relinquishing of rights to any further recovery as to the matters described above under these directors’ and officers’

liability insurance policies by Broadcom and certain of its former and current officers and directors, Broadcom received payments totaling $118.0 million from its insurance carriers. That amount includes $43.3 million in reimbursements previously received from the insurance carriers under reservations of rights, and $74.7 million paid to Broadcom upon final approval of the Partial Derivative Settlement. Broadcom paid $11.5 million to the lead federal derivative plaintiffs’ counsel for attorneys’ fees, expenses and costs of plaintiffs’ counsel in connection with the Partial Derivative Settlement and their prosecution of the derivative action. Therefore, we have recovered legal expenses of $91.3 million, $16.7 million and $10.0 million, in 2009, 2008 and 2007, respectively, recorded as a reduction of selling, general and administrative expense under these insurance policies.

In the event that the trial court’s approval of the Partial Derivative Settlement is reversed or vacated by an appellate court or otherwise does not become final and non-appealable, Broadcom in its sole discretion has the election to either provide a release to the insurance carriers and indemnify them related to any future claims and retain the $118.0 million in accordance with the Insurance Agreement or repay to the insurance carriers certain portions of the aggregate amount previously paid to Broadcom. In the event the Partial Derivative Settlement is reversed or vacated, it would be our intention to exercise our option to retain the $118.0 million and indemnify the insurance carriers.

In connection with our securities litigation and related government investigations, we have advanced $136.9 million to certain former officers for attorney and expert fees as of December 31, 2009, which amount has been expensed.

Prospective Capital Needs.  We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the purchase of common stock through our employee stock option and purchase plans, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments and repurchases of our Class A common stock for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. If needed, we may be able to raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. We could also reduce certain expenditures, such as repurchases of our Class A common stock.

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

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, the recent global economic recession, trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;
•	the unavailability of credit and financing, which may lead certain of our customers to reduce their levels of purchases or to seek credit or other accommodations from us;
•	litigation expenses, settlements and judgments;
•	the overall levels of sales of our semiconductor products, licensing revenue, income from the Qualcomm Agreement and product gross margins;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	the market acceptance of our products;
•	repurchases of our Class A common stock;
•	payment of cash dividends;

•	required levels of research and development and other operating costs;
•	volume price discounts and customer rebates;
•	intellectual property disputes, customer indemnification claims and other types of litigation risks;
•	the levels of inventory and accounts receivable that we maintain;
•	acquisitions of other businesses, assets, products or technologies;
•	licensing royalties payable by us;
•	changes in our compensation policies;
•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees during 2010 and future years;
•	capital improvements for new and existing facilities;
•	technological advances;
•	our competitors’ responses to our products and our anticipation of and responses to their products;
•	our relationships with suppliers and customers;
•	the availability and cost of sufficient foundry, assembly and test capacity and packaging materials; and
•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.

In addition, we may require additional capital to accommodate planned future long-term growth, hiring, infrastructure and facility needs.

Off-Balance Sheet Arrangements.  At December 31, 2009 we had no material off-balance sheet arrangements, other than our operating leases.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 31, 2009 we had $2.368 billion in cash, cash equivalents and marketable securities. We maintain an investment portfolio of various security holdings, types and maturities. The fair value of substantially all of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The fair value of the $80.0 million of commercial paper included in cash equivalents was determined based on “Level 2” inputs, which were derived based on quoted prices for identical or similar assets, which had few transactions near the measurement period. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. At December 31, 2009 all of our marketable securities are rated AA, Aa2, A-1 or P-1 or above by the major credit rating agencies. We invest our cash in U.S. Treasury instruments, in deposits and money market funds with major financial institutions and in commercial paper and corporate and agency bonds. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Our investment policy for marketable securities requires that all securities mature in three years or less, with a weighted average maturity of no longer than 18 months.

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

To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2009, a 100 basis point increase in interest rates across all maturities would result in a $8.8 million incremental decline in the fair market value of the portfolio. As of December 31, 2008, a similar 100 basis point shift in the yield curve would have resulted in a $3.1 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of December 31, 2009 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

Approximately $652.1 million of our $1.397 billion of cash and cash equivalents at December 31, 2009 is located in foreign countries where we conduct business. There may be tax effects upon repatriation of that cash to the United States.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2009, the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Broadcom Corporation:

We have audited Broadcom Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Broadcom Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Broadcom Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Broadcom Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended, and our report dated February 3, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California
February 3, 2010

Item 9A(T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Identification and Business Experience of Directors; Involvement in Certain Legal Proceedings.  The information under the caption “Election of Directors,” appearing in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2010 Annual Meeting of Shareholders, referred to as the 2010 Proxy Statement, is hereby incorporated by reference.

(b) Identification and Business Experience of Executive Officers and Certain Significant Employees.  The information under the caption “Executive Compensation and Other Information — Elected Officers,” appearing in the 2010 Proxy Statement, is hereby incorporated by reference.

(c) Compliance with Section 16(a) of the Exchange Act.  The information under the caption “Ownership of Securities — Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2010 Proxy Statement, is hereby incorporated by reference.

(d) Code of Ethics.  The information under the caption “Corporate Governance and Board Matters,” appearing in the 2010 Proxy Statement, is hereby incorporated by reference.

(e) Audit Committee.  The information under the caption “Corporate Governance and Board Matters — Audit Committee,” appearing in the 2010 Proxy Statement, is hereby incorporated by reference.

Item 11.	Executive Compensation

The information under the caption “Executive Compensation and Other Information” and “Corporate Governance and Board Matters — Compensation of Non-Employee Directors,” appearing in the 2010 Proxy Statement, is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Equity Compensation Plan Information” and “Ownership of Securities,” appearing in the 2010 Proxy Statement, is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matter — Director Independence” appearing in the 2010 Proxy Statement, is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information under the caption “Audit Information — Fees Paid to Independent Registered Public Accounting Firm,” appearing in the 2010 Proxy Statement, is hereby incorporated by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Broadcom Corporation:

We have audited the accompanying consolidated balance sheets of Broadcom Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts for the years ended December 31, 2009 and 2008, as listed in the accompanying index under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadcom Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Broadcom Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 3, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Accounting Standards Topic 805, Business Combinations, during the year ended December 31, 2009. The Company adopted Accounting Standards Topic 820, Fair Value Measurements and Disclosures, during the year ended December 31, 2008.

/s/ KPMG LLP

Irvine, California
February 3, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Broadcom Corporation

We have audited the accompanying consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for Broadcom Corporation for the year ended December 31, 2007. Our audit also included the financial statement schedule for the year ended December 31, 2007 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Broadcom Corporation for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Orange County, California
January 25, 2008

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$1,397,093	$1,190,645
Short-term marketable securities	532,281	707,477
Accounts receivable (net of allowance for doubtful accounts of $6,787 in 2009 and $5,354 in 2008)	508,627	372,311
Inventory	362,428	366,106
Prepaid expenses and other current assets	113,903	114,674

Total current assets	2,914,332	2,751,213
Property and equipment, net	229,317	234,691
Long-term marketable securities	438,616	—
Goodwill	1,329,614	1,279,243
Purchased intangible assets, net	150,927	61,958
Other assets	64,436	66,160

Total assets	$5,127,242	$4,393,265

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$437,353	$310,487
Wages and related benefits	190,315	151,551
Deferred revenue and income	87,388	12,338
Accrued liabilities	433,294	242,727

Total current liabilities	1,148,350	717,103
Commitments and contingencies
Long-term deferred revenue	608	3,898
Other long-term liabilities	86,438	65,197
Shareholders’ equity:
Convertible preferred stock, $.0001 par value:
Authorized shares — 6,432 — none issued and outstanding	—	—
Class A common stock, $.0001 par value:
Authorized shares — 2,500,000
Issued and outstanding shares — 438,557 in 2009 and 426,095 in 2008	44	43
Class B common stock, $.0001 par value:
Authorized shares — 400,000
Issued and outstanding shares — 56,999 in 2009 and 62,923 in 2008	6	6
Additional paid-in capital	11,153,060	10,930,315
Accumulated deficit	(7,259,069)	(7,324,330)
Accumulated other comprehensive income (loss)	(2,195)	1,033

Total shareholders’ equity	3,891,846	3,607,067

Total liabilities and shareholders’ equity	$5,127,242	$4,393,265

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Net revenue:
Product revenue	$4,272,726	$4,485,239	$3,739,312
Income from Qualcomm Agreement (see Note 2)	170,611	—	—
Licensing revenue	46,986	172,886	37,083

Total net revenue	4,490,323	4,658,125	3,776,395
Costs and expenses:
Cost of product revenue	2,210,559	2,213,015	1,832,178
Research and development	1,534,918	1,497,668	1,348,508
Selling, general and administrative	479,362	543,117	492,737
Amortization of purchased intangible assets	14,548	3,392	1,027
Impairment of goodwill and other long-lived assets	18,895	171,593	1,500
Settlement costs, net	118,468	15,810	—
Restructuring costs (reversals)	7,501	(1,000)	—
In-process research and development	—	42,400	15,470
Charitable contribution	50,000	—	—

Total operating costs and expenses	4,434,251	4,485,995	3,691,420
Income from operations	56,072	172,130	84,975
Interest income, net	13,901	52,201	131,069
Other income (expense), net	2,218	(2,016)	3,412

Income before income taxes	72,191	222,315	219,456
Provision for income taxes	6,930	7,521	6,114

Net income	$65,261	$214,794	$213,342

Net income per share (basic)	$0.13	$0.42	$0.39

Net income per share (diluted)	$0.13	$0.41	$0.37

Weighted average shares (basic)	494,038	512,648	542,412

Weighted average shares (diluted)	512,645	524,208	577,682

The following table presents details of total stock-based compensation expense included in each functional line item in the consolidated statements of income above (see Note 8):

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cost of product revenue	$24,545	$24,997	$26,470
Research and development	351,884	358,018	353,649
Selling, general and administrative	119,918	126,359	139,533

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-In	Accumulated	Income	Shareholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance at December 31, 2006	548,314	$55	$11,948,908	$(7,757,202)	$(95)	$4,191,666
Cumulative effect to prior year accumulated deficit related to the adoption of FIN 48	—	—	—	4,736	—	4,736
Shares issued pursuant to stock awards, net	22,689	—	234,616	—	—	234,616
Employee stock purchase plan	2,044	—	55,350	—	—	55,350
Repurchases of Class A common stock	(35,789)	(1)	(1,156,279)	—	—	(1,156,280)
Stock-based compensation expense	—	—	519,652	—	—	519,652
Stock option exchange	—	—	(26,205)	—	—	(26,205)
Components of comprehensive income:
Translation adjustments	—	—	—	—	(729)	(729)
Net income	—	—	—	213,342	—	213,342

Comprehensive income	—	—	—	—	—	212,613

Balance at December 31, 2007	537,258	54	11,576,042	(7,539,124)	(824)	4,036,148
Shares issued pursuant to stock awards, net	12,573	1	34,059	—	—	34,060
Employee stock purchase plan	4,413	—	78,720	—	—	78,720
Repurchases of Class A common stock	(65,226)	(6)	(1,267,880)	—	—	(1,267,886)
Stock-based compensation expense	—	—	509,374	—	—	509,374
Components of comprehensive income:
Unrealized gain on marketable securities	—	—	—	—	5,213	5,213
Translation adjustments	—	—	—	—	(3,356)	(3,356)
Net income	—	—	—	214,794	—	214,794

Comprehensive income	—	—	—	—	—	216,651

Balance at December 31, 2008	489,018	49	10,930,315	(7,324,330)	1,033	3,607,067
Shares issued pursuant to stock awards, net	15,680	1	59,054	—	—	59,055
Employee stock purchase plan	5,858	—	85,491	—	—	85,491
Repurchases of Class A common stock	(15,000)	—	(421,869)	—	—	(421,869)
Stock-based compensation expense	—	—	500,069	—	—	500,069
Components of comprehensive income:
Unrealized loss on marketable securities	—	—	—	—	(4,624)	(4,624)
Translation adjustments	—	—	—	—	1,396	1,396
Net income	—	—	—	65,261	—	65,261

Comprehensive income	—	—	—	—	—	62,033

Balance at December 31, 2009	495,556	$50	$11,153,060	$(7,259,069)	$(2,195)	$3,891,846

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Operating activities
Net income	$65,261	$214,794	$213,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,435	78,236	64,082
Stock-based compensation expense:
Stock options and other awards	159,790	224,244	324,261
Restricted stock units	336,557	285,130	195,391
Acquisition-related items:
Amortization of purchased intangible assets	30,744	19,249	14,512
Impairment of goodwill and long-lived assets	18,895	171,593	1,500
In-process research and development	—	42,400	15,470
Loss on strategic investments, net		4,266	1,809
Non-cash restructuring reversals, net	(1,944)	(1,000)	—
Loss (gain) on sale of marketable securities	(1,046)	1,781	—
Changes in operating assets and liabilities:
Accounts receivable	(131,656)	(3,294)	18,400
Inventory	12,013	(112,173)	(27,082)
Prepaid expenses and other assets	8,714	(11,273)	(59,691)
Accounts payable	122,985	616	13,698
Deferred revenue and income	71,760	(7,736)	22,099
Accrued settlement costs	170,500	(2,000)	(2,000)
Other accrued and long-term liabilities	49,885	14,782	29,526

Net cash provided by operating activities	986,893	919,615	825,317

Investing activities
Net purchases of property and equipment	(66,570)	(82,808)	(150,427)
Net cash paid for acquired companies	(165,258)	(170,541)	(219,324)
Sales (purchases) of strategic investments	(2,000)	(355)	312
Purchases of marketable securities	(1,138,681)	(1,115,704)	(667,384)
Proceeds from sales and maturities of marketable securities	871,152	624,026	1,091,228

Net cash provided by (used in) investing activities	(501,357)	(745,382)	54,405

Financing activities
Repurchases of Class A common stock	(421,869)	(1,283,952)	(1,140,213)
Proceeds from issuance of common stock	227,209	171,853	358,629
Minimum tax withholding paid on behalf of employees for restricted stock units	(84,428)	(58,061)	(69,676)

Net cash used in financing activities	(279,088)	(1,170,160)	(851,260)

Increase (decrease) in cash and cash equivalents	206,448	(995,927)	28,462
Cash and cash equivalents at beginning of year	1,190,645	2,186,572	2,158,110

Cash and cash equivalents at end of year	$1,397,093	$1,190,645	$2,186,572

Supplemental disclosure of cash flow information
Income taxes paid	$16,747	$9,799	$6,463

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

1.	Summary of Significant Accounting Policies

Our Company

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a major technology innovator and global leader in semiconductors for wired and wireless communications. Our system-on-a-chip (SoC) and software solutions enable the delivery of voice, video, data and rich multimedia content to mobile devices, consumer electronics (CE) devices in the home and business networking products for the workplace, data centers, service providers and carriers. We provide the industry’s broadest portfolio of cutting-edge SoC solutions to manufacturers of computing and networking equipment, CE and broadband access products, and mobile devices.

Basis of Presentation

Our consolidated financial statements include the accounts of Broadcom and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In June 2009 the Financial Accounting Standards Board, or FASB, established the Accounting Standards Codification, or Codification, as the source of authoritative GAAP recognized by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009 and had no effect on our consolidated financial statements.

Certain prior period amounts in the consolidated statements of income have been reclassified to conform with the current period presentation of the separate display of product revenue, income from the Qualcomm agreement and licensing revenue (see Note 2).

We have evaluated subsequent events through February 3, 2010, the date of issuance of the consolidated financial statements (see Note 14).

Foreign Currency

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

Revenue Recognition

Our product revenue consists principally of sales of semiconductor devices and, to a lesser extent, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. The majority of our product sales occur through the efforts of our direct sales force. The remaining balance of product sales occurs through distributors. Our licensing revenue and income from the Qualcomm Agreement is generated from the licensing of intellectual property.

The following table presents details of our total net revenue:

	Year Ended December 31,
	2009	2008	2007

Product revenue	95.2%	96.3%	99.0%
Income from Qualcomm Agreement	3.8	—	—
Licensing revenue	1.0	3.7	1.0

Total net revenue	100.0%	100.0%	100.0%

The following table presents details of our product revenue:

	Year Ended December 31,
	2009	2008	2007

Product sales made through direct sales force	78.8%	83.6%	85.0%
Product sales made through distributors	21.2	16.4	15.0

	100.0%	100.0%	100.0%

Product Revenue

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

Income from the Qualcomm Agreement

On April 26, 2009 we entered into a four-year Settlement and Patent License and Non-Assert Agreement, or the Qualcomm Agreement, with QUALCOMM Incorporated, or Qualcomm. The Qualcomm Agreement is a multiple element arrangement which includes: (i) an exchange of intellectual property rights, including in certain circumstances, by a series of covenants not to assert claims of patent infringement under future patents issued within one to four years of the execution date of the agreement, (ii) the assignment of certain existing patents by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents, and (iii) the settlement of all outstanding litigation and claims between us and Qualcomm. The proceeds of the Qualcomm Agreement were allocated amongst the principal elements of the transaction. A gain from the settlement of litigation was immediately recognized that approximates the value of awards determined by the United States District Court for the Central District of California. The remaining consideration was predominantly associated with the transfer of current and future intellectual property rights, as well as the settlement of all other outstanding litigation, and is being recognized over the performance period of four years as a single unit of accounting . See Note 2 for additional details of the Qualcomm Agreement.

Licensing of Intellectual Property

Revenue and related income from the licensing of intellectual property is recognized based upon either the performance period of the license or upon receipt of licensee reports as applicable in our various intellectual property arrangements.

Deferred Revenue and Income

We defer revenue and income when advance payments are received from customers before performance obligations have been completed and/or services have been performed. Deferred revenue and income do not include amounts from products delivered to distributors that the distributors have not yet sold through to their end customers.

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

We invest our cash in U.S. Treasury instruments, in deposits and money market funds with major financial institutions and in commercial paper and corporate and agency bonds. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. It is our policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of no longer than 18 months.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, short- and long-term marketable securities, accounts receivable and accounts payable. Marketable securities consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. The fair value of substantially all our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The fair value of commercial paper included in cash equivalents was determined based on “Level 2” inputs, which were derived based on quoted prices for identical or similar assets, which had few transactions near the measurement period. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Inventory

Inventory consists of work in process and finished goods and is stated at the lower of cost (first-in, first-out) or market. We write down the carrying value of our inventory to net realizable value for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. Shipping and handling costs are classified as a component of cost of product revenue in the consolidated statements of income. Inventory acquired through business combinations is recorded at its acquisition date fair value which is the net realizable value less a normal profit margin depending on the stage of inventory completion.

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the assets’ estimated remaining useful lives, ranging from one to ten years. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining lease term or ten years.

Goodwill and Other Long-Lived Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Effective January 1, 2009 in-process research and development, or IPR&D, and defensive assets acquired are capitalized.

Other long-lived assets primarily represent rights acquired under developed technology, customer relationships and IPR&D. We currently amortize our intangible assets with definitive lives over periods ranging from one to fifteen years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up or, if that pattern can not be reliably determined, using a straight-line amortization method. We capitalize IPR&D projects. On completion of each project, IPR&D assets will be amortized over their estimated useful lives. If any of the projects are abandoned, we would be required to impair the related IPR&D asset.

Impairment of Goodwill and Other Long-Lived Assets

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

We test for the impairment of long-lived assets, including other purchased intangible assets, when indicators of impairment, such as reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets.

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

Guarantees and Indemnifications

In some agreements to which we are a party, we have agreed to indemnify the other party for certain matters such as product liability. We include intellectual property indemnification provisions in our standard terms and conditions of sale for our products and have also included such provisions in certain agreements with third parties. We have and will continue to evaluate and provide reasonable assistance for these other parties. This may include certain levels of financial support to minimize the impact of the litigation in which they are involved. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions and no liabilities therefor have been recorded in the accompanying consolidated financial statements. However, the maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant.

For further discussion of our obligations under our directors’ and officers’ indemnification arrangements and insurance policies and litigation matters, see Notes 6 and 11.

Accounting for Asset Retirement Obligations

We account for asset retirement obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets and the related asset retirement costs by recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. At December 31, 2009 and 2008, our net asset retirement obligation was $2.8 million and $3.4 million, respectively.

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

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense.

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

Litigation and Settlement Costs

Legal costs are expensed as incurred. We are involved in disputes, litigation and other legal actions in the ordinary course of business. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. This generally occurs when an agreement in principle has been reached by both parties that includes substantive terms, conditions and amounts.

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

Accumulated Comprehensive Income

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on investments. This information is provided in our statements of shareholders’ equity. Accumulated other comprehensive income (loss) on the consolidated balance sheets at December 31, 2009 and December 31, 2008 represents accumulated translation adjustments and unrecognized gains and losses on investments.

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

Recent Accounting Pronouncements

In December 2007 the FASB issued Accounting Standard, or AS, Topic 805, Business Combinations, or AS 805, which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. AS 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Prior to the adoption of AS 805, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under AS 805 all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009 the FASB updated AS 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. The effect of AS 805 is reflected in our 2009 consolidated financial statements. We expect AS 805 will have an impact on our future consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate in the future.

In September 2009 the FASB reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

2.	Supplemental Financial Information

Inventory

The following table presents details of our inventory:

	December 31,
	2009	2008
	(In thousands)

Work in process	$157,148	$166,811
Finished goods	205,280	199,295

	$362,428	$366,106

Property and Equipment

The following table presents details of our property and equipment:

		December 31,
	Useful Life	2009	2008
	(In years)	(In thousands)

Leasehold improvements	1 to 10	$163,302	$154,594
Office furniture and equipment	3 to 7	26,382	25,059
Machinery and equipment	3 to 5	235,142	193,993
Computer software and equipment	2 to 4	122,213	113,501
Construction in progress	N/A	6,666	3,893

		553,705	491,040
Less accumulated depreciation and amortization		(324,388)	(256,349)

		$229,317	$234,691

In 2009 and 2008, we disposed of property and equipment with net book values of $2.6 million and $3.8 million, respectively. In addition, we wrote down $0.3 million and $19.8 million of property and equipment primarily included in our Mobile Platforms reporting unit in 2009 and 2008, respectively. See Note 9.

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Beginning balance	$1,279,243	$1,376,721	$1,185,145
Goodwill recorded in connection with acquisitions (Note 3)	52,512	43,891	196,019
Contingent consideration	—	10,000	10,155
Impairment of goodwill	—	(149,658)	—
Escrow related and other	(2,141)	(1,711)	(14,598)

Ending balance	$1,329,614	$1,279,243	$1,376,721

For a detailed discussion of our annual impairment assessment of goodwill, see Note 9.

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	December 31,			December 31,
	2009			2008
		Accumulated			Accumulated
	Gross	Amortization(1)	Net	Gross	Amortization	Net
	(In thousands)

Developed technology	$278,297	$(207,517)	$70,780	$220,669	$(190,074)	$30,595
In-process research and development	50,860	—	50,860	—	—	—
Customer relationships	107,366	(79,212)	28,154	80,366	(50,558)	29,808
Customer backlog	3,736	(3,736)	—	3,436	(3,436)	—
Other	9,214	(8,081)	1,133	9,214	(7,659)	1,555

	$449,473	$(298,546)	$150,927	$313,685	$(251,727)	$61,958

(1)	Included in accumulated amortization in 2009 is an impairment charge of $16.1 million related to the acquisition of the DTV Business of AMD. The primary factor contributing to this impairment charge was the continued reduction in our revenue outlook for this business.

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cost of product revenue	$16,196	$15,857	$13,485
Other operating expenses	14,548	3,392	1,027

	$30,744	$19,249	$14,512

The following table presents details of estimated future amortization of existing purchased intangible assets, including IPR&D. If we acquire additional purchased intangible assets in the future, our cost of product revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Assets Amortization by Year
	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)

Cost of product revenue	$23,676	$22,674	$27,067	$22,125	$12,454	$13,644	$121,640
Other operating expenses	4,598	3,513	3,346	3,013	3,013	11,804	29,287

	$28,274	$26,187	$30,413	$25,138	$15,467	$25,448	$150,927

Accrued Liabilities

The following table presents details of our accrued liabilities:

	December 31,
	2009	2008
	(In thousands)

Accrued rebates	$162,212	$125,058
Accrued settlement charges	176,707	6,207
Accrued legal costs	36,739	26,973
Accrued taxes	13,854	15,924
Warranty reserve	10,430	11,473
Qualcomm royalty payments	—	25,467
Restructuring liabilities	1,328	3,342
Other	32,024	28,283

	$433,294	$242,727

Other Long-Term Liabilities

The following table presents details of our long-term liabilities:

	December 31,
	2009	2008
	(In thousands)

Deferred rent	$32,931	$32,594
Accrued taxes	24,919	26,190
Deferred tax liabilities	22,722	—
Restructuring liabilities	—	837
Other long-term liabilities	5,866	5,576

	$86,438	$65,197

Accrued Rebate Activity

The following table summarizes the 2009 and 2008 activity related to accrued rebates:

	Year Ended
	December 31,
	2009	2008
	(In thousands)

Beginning balance	$125,058	$132,603
Charged as a reduction to revenue	311,738	236,415
Reversal of unclaimed rebates	(10,479)	(39,640)
Payments	(264,105)	(204,320)

Ending balance	$162,212	$125,058

Warranty Reserve Activity

The following table summarizes the 2009 and 2008 activity related to the warranty reserve:

	Year Ended
	December 31,
	2009	2008
	(In thousands)

Beginning balance	$11,473	$23,287
Charged to costs and expenses	5,918	4,998
Reversal of warranty reserves(1)	(1,572)	(10,600)
Payments	(5,389)	(6,212)

Ending balance	$10,430	$11,473

(1)	Relates to warranty costs incurred at a rate less than previously estimated.

Restructuring Activity

In light of the deterioration in worldwide economic conditions, in January 2009 we implemented a restructuring plan that included a reduction in our worldwide headcount of 200 people, which represented 3% of our global workforce. In September 2009 we implemented a plan to reduce our headcount by an additional 120 people related to our DTV business which included in our Broadband Communications reportable segment. These reductions in headcount were completed in 2009.

We recorded $7.5 million in net restructuring costs in 2009 primarily for severance and other charges associated with our reduction in workforce across multiple locations and functions and, to a lesser extent, the closure of one of our facilities. Included in the 2009 net restructuring expense were charges of $3.7 million related to stock-based compensation expense incurred in connection with the modification of certain share-based awards.

The following table summarizes activity related to our current restructuring liabilities:

Total

Restructuring liabilities at December 31, 2006	$10,723
Liabilities assumed in acquisitions	749
Cash payments(1)	(4,015)

Restructuring liabilities at December 31, 2007	7,457
Reversal of restructuring costs	(1,000)
Cash payments(1)	(2,278)

Restructuring liabilities at December 31, 2008	4,179
Charged to expense	13,167
Reversal of restructuring costs(2)	(5,666)
Non-cash costs	(3,722)
Cash payments(1)(2)	(6,630)

Restructuring liabilities at December 31, 2009	$1,328

(1)	Cash payments related to severance and fringe benefits, net lease payments on excess facilities, lease terminations and non-cancelable lease costs. The consolidation of excess facilities costs will be paid over the respective lease terms through 2010.

(2)	We reversed restructuring costs of $4.2 million as part of a contractual obligation due from AMD to reimburse us for certain restructuring actions taken during a stipulated post-acquisition period. This amount was received in January 2010.

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Numerator: Net income	$65,261	$214,794	$213,342

Denominator: Weighted average shares outstanding	494,114	512,741	542,485
Less: Unvested common shares outstanding	(76)	(93)	(73)

Denominator for net income per share (basic)	494,038	512,648	542,412
Effect of dilutive securities:
Unvested common shares outstanding	31	4	8
Stock awards	18,576	11,556	35,262

Denominator for net income per share (diluted)	512,645	524,208	577,682

Net income per share (basic)	$0.13	$0.42	$0.39

Net income per share (diluted)	$0.13	$0.41	$0.37

Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 73.2 million, 127.5 million and 54.8 million anti-dilutive common share equivalents in 2009, 2008 and 2007, respectively.

Income from the Qualcomm Agreement

As part of the Qualcomm Agreement, each party granted certain rights under its patent portfolio to the other party including, in certain circumstances, under future patents issued within one to four years after April 26, 2009. The term of the Qualcomm Agreement commenced April 26, 2009 and will continue until the expiration of the last to expire of the covered patents. In addition, certain existing patents were assigned by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents. The Qualcomm Agreement also resulted in the parties dismissing with prejudice all outstanding litigation between them, and in Broadcom withdrawing its complaints with foreign competition authorities.

Under the terms of the agreement, Qualcomm is expected to make payments to Broadcom totaling $891.2 million, of which $286.4 million has been paid through December 31, 2009. The remaining balance of $604.8 million is expected to be paid in fourteen equal and successive quarterly payments of $43.2 million each, continuing in the three months ending March 31, 2010 and concluding in the three months ending June 30, 2013.

We allocated the payment due us under the Qualcomm Agreement amongst several elements. In 2009 we recorded a gain from the settlement of litigation related to intellectual property of $65.3 million, which approximated the value of the settlements determined by the United States District Court for the Central District of California.

The fair value associated with the transfer of intellectual property rights, as well as the settlement of other outstanding litigation, of $825.9 million, will be treated as a single unit of accounting and recognized within net revenue over the Qualcomm Agreement’s performance period of four years; however it will be limited to the lesser of the cumulative straight-line amortization over the four year performance period or the cumulative cash proceeds received. As a result, income from the Qualcomm Agreement will never be recorded ahead of cash payments received. In 2009 we recognized income from the Qualcomm Agreement of $140.1 million. We also recognized income from the Qualcomm Agreement of $30.5 million in 2009 related to previous payments made to us by Qualcomm for shipments from May 2007 through December 31, 2008, related to a court-ordered permanent injunction. We had deferred the recognition of these amounts, which were received during 2008, due to continuing litigation appeals. These appeals were resolved through the Qualcomm Agreement.

Income from the Qualcomm Agreement is expected to be recognized as follows:

	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Income from Qualcomm Agreement	$206,695	$206,695	$186,012	$86,400	$—	$685,802

At December 31, 2009 we had deferred income of $81.0 million related to the Qualcomm Agreement related to the initial payment by Qualcomm of $200.0 million in April 2009.

Intellectual Property Licensing Agreements

In July 2007 we entered into a patent license agreement with Verizon Wireless, a wireless network operator. Under the terms of the agreement, royalty payments were made to us at a rate of $6.00 per unit for each applicable unit sold by the operator on or after the date of the agreement, subject to certain conditions, including without limitation a maximum payment of $40.0 million per calendar quarter and a lifetime maximum of $200.0 million. We recorded licensing revenue of $19.0 million, $149.2 million and $31.8 million in 2009, 2008 and 2007, respectively, under this agreement and recorded a cumulative total of $200.0 million in licensing revenue from the commencement of the agreement through March 31, 2009. To a much lesser extent, we have also recorded revenue in connection with other licensing agreements.

Charitable Contribution

In 2009 we established the Broadcom Foundation, or the Foundation, to support mathematics and science programs, as well as a broad range of community services. We received a determination letter from the Internal Revenue Service of exemption from federal income taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. We recorded an operating expense of $50.0 million related to our unrestricted grant to the Foundation.

Supplemental Cash Flow Information

In 2008 we paid $16.1 million related to 2007 share repurchases that had not settled by December 31, 2007. At December 31, 2009 and 2008 there were no unsettled share repurchases. At December 31, 2009, 2008 and 2007 we had billings of $7.6 million, $5.4 million and $9.2 million, respectively, for capital equipment that were accrued. The amounts accrued for capital equipment purchases have been excluded from the consolidated statements of cash flows and were paid in the subsequent period.

3.	Business Combinations

From January 1, 2007 through December 31, 2009 we completed several acquisitions. The consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates.

In December 2009 we acquired Dune Networks, Inc., which specializes in the design of switch fabric solutions for data center networking equipment, for $185.4 million, exclusive of $27.8 million of cash acquired. We issued 0.5 million restricted stock units to certain former employees of Dune Networks who became employees of Broadcom upon the closing. We did not assume any of Dune Network’s equity awards. The restricted stock units had a fair value of $13.9 million, of which $0.9 million was recorded as goodwill, in exchange for all of the outstanding and unvested stock options which will be recognized as stock-based compensation expense over the next four years. In addition, we recorded a settlement cost of $12.1 million related to a payment to the Israeli government associated with a post-acquisition technology transfer fee. We also made three additional acquisitions in 2009 totaling $12.1 million, which includes contingent consideration of $1.5 million relating to certain performance goals.

In October 2008 we acquired certain assets of the digital TV business of Advance Micro Devices, Inc., or DTV Business of AMD, which designs and markets applications and communications processors for the digital television market, for $140.7 million. Broadcom issued 1.2 million restricted stock units with a fair value of $19.7 million to certain former employees of AMD, who became employees of Broadcom upon the closing. We did not assume any of AMD’s equity awards. In 2009 we received $2.1 million from AMD for a final purchase price adjustment.

In February 2008 we acquired Sunext Design, Inc, a wholly-owned subsidiary of Sunext Technology Corporation, Ltd., which specializes in the design of optical storage semiconductor products, for $9.9 million. In connection with our acquisition of Sunext Design, Inc., we were required to pay up to an additional $38.0 million in license fees and royalties related to optical disk reader and writer technology, assuming Sunext Technology successfully delivered the technologies as defined in a separate license agreement. We have paid $34.0 million related to these technologies and prepaid royalties, which concludes our obligations to purchase technology under the terms of the agreement.

In July 2007 we acquired Global Locate, Inc., a privately-held, fabless provider of industry-leading global positioning system and assisted GPS semiconductor products and software, for $139.7 million. In connection with our acquisition of Global Locate, Inc. in 2007, additional cash consideration of up to $80.0 million could have been paid to the former holders of Global Locate capital stock and other rights upon satisfaction of certain future performance goals. We previously paid $20.2 million in 2007 and 2008 to the former holders of Global Locate capital stock and other rights upon satisfaction of certain performance goals. The time remaining for completion of the other performance goals has expired and no future payments are expected.

In May 2007 we acquired Octalica, Inc., a privately-held fabless semiconductor company that specializes in the design and development of networking technologies based on the MoCA standard, which enables distribution of high quality multimedia content throughout the home over existing coaxial cable, for $30.8 million. In January 2007 we acquired LVL7 Systems, Inc., a privately-held developer of production-ready networking software that enables networking original equipment manufacturers and original design manufacturers to reduce development expenses and compress development timelines, for $62.5 million.

Certain of the cash consideration in the above acquisitions is currently held in escrow pursuant to the terms of the acquisition agreements and is reflected in goodwill as we believe the likelihood of the escrow fund being utilized by us is remote.

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

We allocated the purchase price of each of these acquisitions to tangible assets, liabilities and identifiable intangible assets acquired, as well as IPR&D, if identified, based on their estimated fair values. The excess of each purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Intangible Assets, including IPR&D, are amortized on a straight-line basis over their respective useful lives.

We calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices on the respective acquisition dates. Based upon those calculations, the purchase prices for the acquisitions were allocated as follows:

	2009	2008	2007
	Acquisitions	Acquisitions	Acquisitions
	(In thousands)

Fair Market Values
Cash and cash equivalents	$27,799	$299	$3,519
Accounts receivable, net	4,660	13	4,581
Inventory	8,335	22,620	1,437
Prepaid and other current assets	1,458	5,806	900
Property and equipment, net	833	4,381	2,051
Other assets	156	1,492	11
Goodwill	52,512	43,891	196,019
Purchased intangible assets	135,788	77,000	43,660

Total assets acquired	231,541	155,502	252,178
Accounts payable	(1,691)	(34)	(5,807)
Wages and related benefits	(2,889)	(1,496)	(1,746)
Accrued liabilities	(29,429)	(746)	(8,430)
Acquisition related Liabilities	—	(2,541)	(2,863)
Long-term liabilities	—	—	(389)

Total liabilities assumed	(34,009)	(4,817)	(19,235)

Purchase price allocation	$197,532	$150,685	$232,943

	Useful	2009	2008	2007
	Life	Acquisitions	Acquisitions	Acquisitions
	(In years)		(In thousands)

Purchased intangible Assets:
Developed technology	1 - 15	$57,628	$1,900	$28,070
In-process research and development	2 - 10	50,860	42,400	15,470
Customer relationships	4 - 7	27,000	31,100	—
Other	1 - 4	300	1,600	120

		$135,788	$77,000	$43,660

Goodwill also increased by $10.0 million and $10.2 million in 2008 and 2007, respectively, upon the satisfaction of certain performance goals related to our Global Locate acquisition.

Purchased Intangible Assets

Developed technology represents core technology and completed technology. Core technology represents the fundamental technology that survives multiple product iterations that has passed technological feasibility. We generally use a relief-from-royalty method to value core technology, based on market royalties for similar fundamental technologies. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the completed technology. The market-derived royalty rate is then applied to estimate the royalty savings. Completed technology is specific to certain products acquired that have also passed technological feasibility. We generally use a multi-period excess earnings approach to value completed technology. The multi-period excess earnings approach calculates the value based on the risk adjusted present value of the cash flows specific to the products, allowing for a reasonable return.

Customer relationships represent future projected revenue that will be derived from sales of future versions of existing products to existing customers.

In-Process Research and Development

In 2009 we capitalized $50.9 million of IPR&D costs primarily related to our acquisition of Dune Networks, Inc. in accordance with accounting standards that became effective in 2009. Upon completion of each project, the related IPR&D assets will be amortized over their estimated useful lives. If any of the projects are abandoned, we will be required to impair the related IPR&D asset. We expensed $42.4 million and $15.5 million in 2008 and 2007, respectively, related to in-process research and development costs related to our acquisitions of Sunext Design, Inc. and the DTV Business of AMD in 2008 and LVL7 Systems, Inc., Octalica, Inc. and Global Locate, Inc. in 2007. Through 2008 the amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition under then prevailing accounting standards as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

The fair value of the IPR&D for each of the acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration and growth rates.

The prior years’ IPR&D charges included only the fair value of IPR&D determined as of the respective acquisition dates. The fair value of developed technology is included in identifiable purchased intangible assets and is amortized over the estimated useful life of the technology. We believe the amounts recorded as IPR&D, as well as developed technology, represented the fair values and approximate the amounts an independent party would pay for these projects as of the respective acquisition dates.

The following table summarizes the significant assumptions underlying the valuations of IPR&D at the acquisition dates for the acquisitions completed in 2009, 2008 and 2007:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D
			(In years)	(In millions)		(In millions)

2009 Acquisitions
Dune Networks	High-density switching line card solutions	85%	1.0	$1.9	21%	$50.4
2008 Acquisitions
Sunext	Blu-ray application	49	1.0	4.3	20	10.9
DTV Business of AMD	Xilleon product line	82	1.0	6.9	24	31.5
2007 Acquisitions
LVL7	Enhancements to FASTPATH application platform	31	1.0	7.8	21	0.3
Octalica	High performance communication controller	52	1.0	6.8	29	10.2
Global Locate	Single-chip GPS device	62	1.5	5.6	20	5.0

As of the respective acquisition dates, certain ongoing development projects were in process. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition. At December 31, 2009 certain development projects from our Dune Networks acquisition were still in process. We completed all other development projects related to our prior acquisitions. Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.

Supplemental Pro Forma Data (Unaudited)

The unaudited pro forma statement of operations data below gives effect to the Sunext Design, DTV Business of AMD, and Dune Networks acquisitions that were completed in 2008 and 2009 as if they had occurred at the beginning of 2008. The following data includes the amortization of purchased intangible assets and stock-based compensation expense, but excludes the charge for acquired in-process research and development. In addition, it includes an impairment of goodwill and purchased intangibles of $432.0 million recorded by AMD in 2008 prior to our acquisition of the DTV Business. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place at the beginning of 2008.

	Year Ended
	December 31,
	2009	2008
	(In thousands, except per share data)

Pro forma net revenue	$4,520,525	$4,748,888

Pro forma net income (loss)	$44,503	$(314,664)

Pro forma net income (loss) per share (basic)	$0.09	$(0.61)

Pro forma net income (loss) per share (diluted)	$0.09	$(0.61)

4.	Cash, Cash Equivalents and Marketable Securities

At December 31, 2009 we had $2.368 billion in cash, cash equivalents and marketable securities. We maintain an investment portfolio of various security holdings, types and maturities. The fair value of substantially all of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The fair value of commercial paper included in cash equivalents was determined based on “Level 2” inputs, which were derived based on quoted prices for identical or similar assets, which had few transactions near the measurement period. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. All of our marketable securities are rated AA, Aa2, A-1 or P-1 or above by the major credit rating agencies.

A summary of our cash, cash equivalents and short- and long-term marketable securities by major security type follows:

		Short-Term	Long-Term
	Cash and	Marketable	Marketable
	Cash Equivalents	Securities	Securities	Total
		(In thousands)

December 31, 2009
Cash	$74,044	$—	$—	$74,044
Time deposits	571,959	—	—	571,959
U.S. Treasury and agency money market funds	515,930	—	—	515,930
U.S. Treasury and agency obligations	—	521,022	436,518	957,540
Commercial paper and corporate bonds(1)	79,988	11,259	2,098	93,345
Institutional money market funds	155,172	—	—	155,172

	$1,397,093	$532,281	$438,616	$2,367,990

December 31, 2008
Cash	$88,366	$—	$—	$88,366
Time deposits	273,654	—	—	273,654
U.S. Treasury and agency money market funds	828,586	—	—	828,586
U.S. Treasury and agency obligations	—	703,722	—	703,722
Commercial paper and corporate bonds	—	3,755	—	3,755
Institutional money market funds	39	—	—	39

	$1,190,645	$707,477	$—	$1,898,122

(1)	The fair value of the $80.0 million of commercial paper included in cash equivalents was determined based on “Level 2” inputs, which were derived based on quoted prices for identical or similar assets, which had few transactions near the measurement period.

The following table shows the gross unrealized gains and losses and fair values for those investments as of December 31, 2009 and 2008 aggregated by major security type:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)

December 31, 2009
U.S. Treasury and agency obligations	$956,944	$724	$(128)	$957,540
Commercial paper and corporate bonds	93,352	5	(12)	93,345

	$1,050,296	$729	$(140)	$1,050,885

December 31, 2008
U.S. Treasury and agency obligations	$698,910	$4,814	$(2)	$703,722
Commercial paper and corporate bonds	3,354	401	—	3,755

	$702,264	$5,215	$(2)	$707,477

All of our long-term marketable securities had maturities of between one and two years in duration at December 31, 2009.

As of December 31, 2009 we had 26 investments that were in an unrealized loss position of $0.1 million. The gross unrealized losses related to these investments were due to changes in interest rates. We have determined that the gross unrealized losses on these investments at December 31, 2009 are temporary in nature. We review our investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Strategic Investments

At December 31, 2009 the carrying values of our strategic investments in equity securities of privately held companies totaled $2.0 million. In 2009 there were no changes in the carrying value of our strategic investments. In 2008 we recorded net losses on strategic investments of $4.3 million. In 2007 we recorded a net gain on strategic investments of $1.8 million. These gains and losses were included in other income (expense), net, in the consolidated statements of income.

5.	Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

United States	$(365,563)	$(424,374)	$(146,945)
Foreign	437,754	646,689	366,401

	$72,191	$222,315	$219,456

A reconciliation of the provision for income taxes at the federal statutory rate compared to our provision for income taxes follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Statutory federal provision for income taxes	$25,266	$77,810	$76,809
Increase (decrease) in taxes resulting from:
In-process research and development	—	3,815	5,415
Impairment of goodwill	—	20,779	—
State taxes, net of federal benefit	(163)	394	(1,108)
Refundable research and development credit	(3,037)	(3,000)	—
Benefit of tax credits	(79,984)	(42,087)	(70,104)
Valuation allowance changes	193,096	(504,723)	60,778
Increase in deferred tax assets resulting from changes in tax law	(6,654)	—	—
Reversal of taxes previously accrued (including penalties and interest)	(7,649)	(6,498)	(6,000)
Tax rate differential on foreign earnings	(155,351)	(145,779)	(112,633)
Stock-based compensation expense	56,493	91,253	52,251
Foreign dividend distribution	—	491,240	—
Other	(15,087)	24,317	706

Provision for income taxes	$6,930	$7,521	$6,114

The income tax provision consists of the following components:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current:
Federal	$(1,607)	$(2,966)	$—
State	(250)	606	(1,704)
Foreign	14,202	11,649	7,935

	12,345	9,289	6,231

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(5,415)	(1,768)	(117)

	(5,415)	(1,768)	(117)

	$6,930	$7,521	$6,114

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes were as follows:

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Research and development tax credit carryforwards	$615,242	$533,800
Foreign tax credit carryforwards	53,667	46,155
Capitalized research and development costs	145,563	203,027
Net operating loss carryforwards	333,909	212,874
Reserves and accruals not currently deductible for tax purposes	116,818	46,684
Stock-based compensation and purchased intangible assets	120,633	164,582
Other	66,293	42,983

Gross deferred tax assets	1,452,125	1,250,105
Valuation allowance	(1,434,029)	(1,242,610)

Deferred tax assets, net	18,096	7,495
Deferred tax liabilities:
Purchased intangible assets	(29,287)	—

Net deferred tax assets	$(11,191)	$7,495

Broadcom operates under tax holidays in Singapore, which are effective through March 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The impact of the Singapore tax holidays decreased Singapore taxes by $224.8 million, $284.0 million and $239.3 million for 2009, 2008 and 2007, respectively. The benefit of the tax holidays on net income per share (diluted) was $0.44, $0.54 and $0.41 for 2009, 2008 and 2007, respectively.

During the three months ended December 31, 2008 we made a strategic decision to make a special one-time repatriation of prior earnings of certain foreign subsidiaries in the form of a $1.5 billion dividend. Approximately $0.1 billion of this dividend represented previously taxed income that was not subject to federal tax upon distribution. We utilized approximately $491.3 million of previously reserved domestic deferred tax assets (including net operating loss and foreign tax credit carryforwards) to offset the federal taxes on the remaining $1.4 billion of dividend income, resulting in no federal income tax expense relating to the repatriation. The repatriation resulted in additional state taxes of $0.8 million for 2008.

We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $11.2 million at December 31, 2009 and net deferred tax assets of $7.5 million at December 31, 2008.

In 2009 our judgment changed with respect to prior period uncertain tax positions, which resulted in additional unrecognized tax benefits in the amount of approximately $380.0 million, of which approximately $280.0 million would be credited to paid-in capital if ultimately sustained and utilized to reduce our income tax liabilities because it relates to excess deductions from employee stock options. The remaining portion of these tax benefits, approximately $100.0 million, was previously offset by a valuation allowance on our deferred tax assets. If these tax positions are not sustained, there will be no net effect on our tax provision because of the related valuation allowance.

Our deferred tax assets at December 31, 2009 and 2008 do not include $284.0 million and $630.8 million, respectively, of excess tax benefits from employee stock option exercises that are a component of our research and development credits, capitalized research and development, and net operating loss carryovers. Shareholders’ equity will be increased by $284.0 million if and when such excess tax benefits are ultimately realized.

If and when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2009 will be accounted for as follows: approximately $1.423 billion will be recognized as a reduction of income tax expense and $10.6 million will be recorded as an increase in equity. In 2009 we recorded a $24.0 million increase in foreign deferred tax liabilities relating to acquisitions.

At December 31, 2009 for our income tax filings we had federal, state, United Kingdom and Israel net operating loss carryforwards of approximately $2.038 billion, $2.010 billion, $63.7 million and $21.4 million, respectively. A valuation allowance has been provided on virtually all of these loss carryforwards. If unutilized, the federal net operating loss carryforwards will expire between 2019 and 2029. If unutilized, the state net operating loss carryforwards will expire between 2010 and 2029. The United Kingdom and Israel net operating losses have no expiration date. At December 31, 2009 we had Canadian scientific research and experimental development expenditures of $28.4 million available for tax deduction in future tax years. These future tax deductions can be carried forward indefinitely. At December 31, 2009, we also had $13.0 million of Israeli research and development expenditures which are deductible over the next two tax years.

At December 31, 2009 for our income tax filings we had foreign tax credit carryforwards of approximately $53.7 million, and federal, state and Canadian research and development credit carryforwards of approximately $402.2 million, $436.0 million, and $13.7 million, respectively. A valuation allowance has been provided on virtually all of these credit carryforwards. These foreign tax credit carryforwards expire between 2013 and 2019, and these research and development credit carryforwards expire between 2017 and 2029, if not previously utilized. Certain state research and development credit carryforwards have no expiration date.

At December 31, 2009, deferred taxes have not been provided on the excess of book basis over tax basis in the amount of approximately $240.8 million in the shares of certain foreign subsidiaries because their bases differences are not expected to reverse in the foreseeable future and are considered permanent in duration. These bases differences arose primarily through the undistributed book earnings of these foreign subsidiaries that we intend to reinvest indefinitely. The bases differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, or various other events. We believe that U.S. income taxes and foreign withholding taxes would be substantially offset upon reversal of this excess book basis due to the current existence of domestic net operating loss and credit carryforwards.

Our income tax returns for the 2004, 2005 and 2006 tax years and our employment tax returns for the 2003, 2004, 2005 and 2006 tax years are currently under examination by the Internal Revenue Service. We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations.

In 2007 we recognized a decrease of $3.9 million in the liability for unrecognized tax benefits, and recognized a $4.7 million reduction in accumulated deficit. In addition we reclassified certain tax liabilities for unrecognized tax benefits, as well as related potential penalties and interest, from current liabilities to long-term liabilities.

The following table summarizes the activity related to these unrecognized tax benefits:

Total
(In thousands)

Balance at January 1, 2009	$21,176
Increases related to current year tax positions	6,355
Expiration of the statutes of limitation for the assessment of taxes	(4,027)
Increases related to prior year tax positions as a result of changes in tax law and judgment	376,925
Other	353

Balance at December 31, 2009	$400,782

The unrecognized tax benefits of $400.8 million at December 31, 2009 included $117.1 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We reversed penalties and interest of $3.2 million and $0.5 million, respectively, during 2009, resulting from the expiration of statutes of limitation. We also accrued potential penalties and interest of $1.7 million and $1.0 million, respectively, related to these unrecognized tax benefits during 2009, and in total, as of December 31, 2009, we recorded a liability for potential penalties and interest of $11.9 million and $2.0 million, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense. We had a $376.9 million increase in unrecognized tax benefits relating to reductions to our federal and state net operating loss carryforwards, capitalized research and development costs, and tax credit carryforwards for previous years. These reductions primarily resulted from the U.S. Court of Appeals for the Ninth Circuit May 27, 2009 ruling in the case between Xilinx, Inc. and the Commissioner of Internal Revenue discussed below. Other than the possible reversal of the increases in unrecognized tax benefits relating to the decision in the Xilinx case, we do not expect our unrecognized tax benefits to change significantly over the next twelve months.

We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2001 through 2009 tax years generally remain subject to examination by their respective tax authorities.

In October, 2008 the Emergency Economic Stabilization Act of 2008 was enacted. A provision in this legislation provided for the extension of the research and development tax credit for qualifying expenditures paid or incurred from January 1, 2008 through December 31, 2009. As a result of this new legislation, we generated federal research and development tax credits for the years ended December 31, 2009 and December 31, 2008 which if unutilized, carry over to future periods. No benefit was recorded for these carryovers since we have a full valuation allowance on our U.S. deferred tax assets as of December 31, 2009. Pursuant to a provision contained in the American Recovery and Reinvestment Tax Act of 2009, which was enacted in February, 2009, and a provision contained in The Housing Assistance Act of 2008, which was enacted in July, 2008, we recognized federal tax benefits of approximately $3.0 million in both 2009 and 2008, which resulted from the utilization of a portion of our federal credits for increasing research activities (research and development tax credits). In 2009, we recorded a tax provision of $3.2 million associated with the exposure resulting from a recent decision by the U.S. Court of Appeals for the Ninth Circuit in the case involving Xilinx, Inc. as discussed below.

On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit in the case between Xilinx, Inc. and the Commissioner of Internal Revenue, overturned a 2005 U.S. Tax Court ruling regarding treatment of certain compensation expenses under a Company’s research and development cost-sharing arrangements with affiliates. The Court of Appeals held that related parties to such an arrangement must share stock-based compensation expenses, notwithstanding the fact that unrelated parties in such an arrangement would not share such costs. The case is subject to further appeal. The potential impact to Broadcom, should the IRS prevail, of including such stock-based compensation expenses in our research and development cost-sharing arrangements would be additional income for federal and state purposes from January 1, 2001 forward, and may result in additional related federal and state income and franchise taxes. We adjusted our federal and state net operating loss carryforwards, our federal and state capitalized research and development costs and our deferred tax positions. and recorded a $3.2 million tax provision for additional federal and state income and franchise taxes to reflect this decision. We reduced our federal and state net operating loss carryforwards by approximately $600.0 million and $380.0 million, respectively, and reduced our deferred tax assets for both federal and state capitalized research and development costs by approximately $10.0 million each. Additionally, in 2009 we reduced our deferred tax asset relating to stock-based compensation expenses by approximately $60.0 million, and increased our deferred tax asset for certain tax credits by approximately $10.0 million, with each of these amounts offset by a corresponding adjustment to our valuation allowance for deferred tax assets resulting in no net change to deferred tax assets.

As a result of the expensing of share-based payments since January 1, 2006, our deferred tax assets exclude certain excess tax benefits from employee stock-based compensation that are components of our research and development credits, capitalized research and development, and net operating loss carryovers. If and when these tax benefits are realized, a credit is recorded to equity. The federal and state net operating losses and the capitalized research and development costs we reduced as a result of the decision in the Xilinx case represent such excess tax benefits from employee stock-based compensation and therefore do not result in an adjustment to our deferred tax assets.

On January 13, 2010, the U.S. Court of Appeals for the Ninth Circuit withdrew its May 27, 2009 ruling in the Xilinx case and will reconsider the matter at a future date to be determined. In accounting for income tax uncertainties, only information that is available at December 31, 2009 can be considered in measuring our tax position. Accordingly, the accounting impact of the withdrawal of the Xilinx ruling will be reflected in our consolidated financial statements for the period ending March 31, 2010. If there are no further developments during the period ending March 31, 2010, we anticipate that we will record a tax benefit of $3.2 million and reestablish the deferred tax assets that were adjusted during the quarter ended June 30, 2009 and thereafter to reflect the impact of the Xilinx decision as of December 31, 2009. These adjustments included reductions of federal and state net operating loss carryforwards of approximately $665.0 million and $455.0 million, respectively, as well as reductions in federal and state capitalized research and development costs of approximately $10.0 million each. We also reduced our deferred tax asset relating to stock-based compensation by approximately $65.0 million and increased our deferred tax asset for certain tax credits by approximately $10.0 million. All of these amounts will be fully offset by a corresponding adjustment to the valuation allowance for deferred tax assets resulting in no net change to deferred tax assets in our consolidated balance sheet and no adjustment to the related income tax expense.

6.	Commitments and Other Contractual Obligations

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

The following table summarizes our contractual obligations and commitments as of December 31, 2009:

	Obligations by Year
	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)

Operating leases	$111,142	$79,540	$55,562	$39,307	$38,300	$107,709	$431,560
Inventory and related purchase obligations	477,700	—	—	—	—	—	477,700
Other purchase obligations	80,908	5,427	1,550	—	—	—	87,885
Estimated settlement costs	176,707	—	—	—	—	—	176,707
Unrecognized tax benefits	400,782	—	—	—	—	—	400,782

Total	$1,247,239	$84,967	$57,112	$39,307	$38,300	$107,709	$1,574,634

Facilities rent expense in 2009, 2008 and 2007 was $69.6 million, $68.0 million and $65.2 million, respectively.

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

Estimated settlement costs represent costs that we expect to pay within the next year. See Note 10.

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

In addition to the unrecognized tax benefits included in the table above, we have also recorded a liability for potential penalties and interest of $11.9 million and $2.0 million, respectively, at December 31, 2009.

Other Contractual Obligations

We have obligations to indemnify certain of our present and former directors, officers and employees to the maximum extent not prohibited by law. Under these obligations, Broadcom is required (subject to certain exceptions) to indemnify each such director, officer and employee against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual. The potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain directors’ and officers’ insurance policies that may generally limit our exposure and enable us to recover a portion of the amounts paid with respect to such obligations. We recognize reimbursements from our directors’ and officers’ insurance carriers on a cash basis, pursuant to which we record a reduction of selling, general and administrative expense only when cash is received from our insurance carriers.

In August 2009 Broadcom, by and through its special litigation committee, plaintiffs and certain of the defendants executed a Stipulation and Agreement of Partial Settlement, or Partial Derivative Settlement, in the federal derivative action pertaining to past employee stock option grants. The Partial Derivative Settlement resolves all claims in the action against the defendants, other than three individuals: Dr. Henry T. Nicholas, III, our former President and Chief Executive Officer and former Co-Chairman of the Board, William J. Ruehle, our former Chief Financial Officer, and Dr. Henry Samueli, our Chief Technical Officer. In connection with the Partial Derivative Settlement, Broadcom and certain of the defendants also entered into a settlement with Broadcom’s directors and officers liability insurance carriers, or Insurance Agreement. On September 30, 2009 the United States District Court for the Central District of California issued an order preliminarily approving the Partial Derivative Settlement. On December 14, 2009, the District Court entered an order granting final approval of the Partial Derivative Settlement. On January 6, January 8 and January 11, 2010, Dr. Nicholas, Mr. Ruehle, and Dr. Samueli, respectively, filed notices of appeal of the order, also in the United States Court of Appeals for the Ninth Circuit.

Pursuant to the Insurance Agreement, and subject to the terms described more completely therein, including relinquishing of rights to any further recovery as to the matters described above under these directors’ and officers’ liability insurance policies by Broadcom and certain of its former and current officers and directors, Broadcom received payments totaling $118.0 million from its insurance carriers. That amount includes $43.3 million in reimbursements previously received from the insurance carriers under reservations of rights, and $74.7 million paid to Broadcom upon final approval of the Partial Derivative Settlement. Broadcom paid $11.5 million to the lead federal derivative plaintiffs’ counsel for attorneys’ fees, expenses and costs of plaintiffs’ counsel in connection with the Partial Derivative Settlement and their prosecution of the derivative action. Therefore, we have recovered legal expenses of $91.3 million, $16.7 million and $10.0 million, in 2009, 2008 and 2007, respectively, recorded as a reduction of selling, general and administrative expense under these insurance policies.

In the event that the trial court’s approval of the Partial Derivative Settlement is reversed or vacated by an appellate court or otherwise does not become final and non-appealable, Broadcom in its sole discretion has the election to either provide a release to the insurance carriers and indemnify them related to any future claims and retain the $118.0 million in accordance with the Insurance Agreement or repay to the insurance carriers certain portions of the aggregate amount previously paid to Broadcom. In the event the Partial Derivative Settlement is reversed or vacated, it would be our intention to exercise our option to retain the $118.0 million and indemnify the insurance carriers.

In connection with our securities litigation and related government investigations, we have advanced $136.9 million to certain former officers for attorney and expert fees as of December 31, 2009, which amount has been expensed.

For further discussion of litigation matters, see Note 11.

7.	Shareholders’ Equity

Common Stock

At December 31, 2009 we had 2,500,000,000 authorized shares of Class A common stock and 400,000,000 authorized shares of Class B common stock. The shares of Class A common stock and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote for each share held, and holders of Class B common stock are entitled to ten votes for each share held, on all matters submitted to a vote of the shareholders. In addition, holders of Class B common stock are entitled to vote separately on the proposed issuance of additional shares of Class B common stock in certain circumstances. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer. The Class A common stock and Class B common stock are sometimes collectively referred to herein as “common stock.” In 2009, 2008 and 2007, 5.9 million shares, 6.1 million shares and 6.4 million shares, respectively, of Class B common stock were automatically converted into a like number of shares of Class A common stock upon sale or other transfer pursuant to the terms of our Articles of Incorporation. In June 2006 we clarified that we are only authorized to issue 6,432,161 shares of convertible preferred stock and eliminated all statements referring to the rights, preferences, privileges and restrictions of Series A, Series B, Series C, Series D and Series E preferred stock, all outstanding shares of which automatically converted into shares of Class B common stock upon consummation of our initial public offering.

Share Repurchase Programs

From time to time our Board of Directors has authorized various programs to repurchase shares of our Class A common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 15.0 million, 65.2 million and 35.8 million shares of Class A common stock at weighted average prices of $28.12, $19.44 and $32.31 per share, in the years ended December 31, 2009, 2008 and 2007, respectively.

In July 2008 the Board of Directors authorized our current program to repurchase shares of Broadcom’s Class A common stock having an aggregate value of up to $1.0 billion. Repurchases under the program may be made from time to time during the period that commenced July 31, 2008 and continuing through and including July 31, 2011. As of December 31, 2009, $154.0 million remained authorized for repurchase under this program.

Repurchases under our share repurchase programs were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Registration Statements

We have filed a universal shelf registration statement on SEC Form S-3 and an acquisition shelf registration statement on the SEC Form S-4. The universal shelf registration statement on Form S-3 permits Broadcom to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $1.5 billion. The acquisition shelf registration statement on Form S-4 enables us to issue up to 30 million shares of our Class A common stock in one or more acquisition transactions. These transactions may include the acquisition of assets, businesses or securities by any form of business combination. To date no securities have been issued pursuant to either registration statement.

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

In 2009, 2008 and 2007, 5.9 million, 4.4 million and 2.0 million shares, respectively, were issued under this plan at average per share prices of $14.59, $17.84 and $27.07, respectively. At December 31, 2009, 11.1 million shares were available for future issuance under this plan.

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

In connection with certain acquisitions, we have assumed stock options granted under stock option plans or agreements established by the acquired company. As of December 31, 2009, 1.0 million shares of Class A common stock were reserved for issuance upon exercise of outstanding options assumed under these stock option plans.

Combined Incentive Plan Activity

Activity under all stock option incentive plans in 2009, 2008 and 2007 is set forth below:

	Options Outstanding
			Weighted	Weighted
			Average	Average
		Exercise	Exercise	Grant-Date
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
	(In thousands)

Balance at December 31, 2006	125,885	$.01 - $81.50	$22.35	$17.65
Options granted under the 1998 Plan	21,882	27.96 - 37.30	32.82	10.72
Options cancelled	(3,607)	1.47 - 48.63	30.20	10.91
Options exercised	(18,018)	.01 - 41.15	16.88	14.08

Balance at December 31, 2007	126,142	.01 - 81.50	24.96	15.81
Options granted under the 1998 Plan	7,229	14.90 - 28.75	25.81	10.19
Options cancelled	(4,423)	.01 - 78.92	30.45	11.43
Options exercised	(6,678)	.01 - 28.30	13.80	15.29

Balance at December 31, 2008	122,270	.01 - 81.50	25.42	15.66
Options granted under the 1998 Plan	2,733	17.83 - 29.07	23.26	10.91
Options cancelled	(3,643)	.01 - 48.63	31.12	15.71
Options exercised	(7,954)	0.1 - 31.08	17.93	13.23

Balance at December 31, 2009	113,406	$.01 - 81.50	$25.71	$15.71

At December 31, 2009 outstanding options to purchase 99.2 million shares were exercisable with an average per share exercise price of $25.08. The weighted average remaining contractual lives of options outstanding and of options exercisable as of December 31, 2009 were 5.2 years and 4.8 years, respectively.

The total pretax intrinsic value of options exercised in 2009 was $75.9 million. This intrinsic value represents the difference between the fair market value of our Class A common stock on the date of exercise and the exercise price of each option. Based on the closing price of our Class A common stock of $31.47 on December 31, 2009, the total pretax intrinsic value of all outstanding options was $812.0 million. The total pretax intrinsic value of exercisable options at December 31, 2009 was $769.8 million.

Restricted stock unit activity in 2009, 2008 and 2007 is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)

Balance at December 31, 2006	12,700	$33.39
Restricted stock units granted	12,232	32.84
Restricted stock units cancelled	(1,172)	33.05
Restricted stock units vested	(6,707)	32.19

Balance at December 31, 2007	17,053	33.50
Restricted stock units granted	20,537	24.39
Restricted stock units cancelled	(1,446)	30.56
Restricted stock units vested	(8,522)	30.93

Balance at December 31, 2008	27,622	27.61
Restricted stock units granted	13,738	24.06
Restricted stock units cancelled	(1,442)	24.51
Restricted stock units vested	(11,225)	28.84

Balance at December 31, 2009	28,693	$25.58

The total pretax intrinsic value of restricted stock units that vested in 2009 was $275.3 million. Based on the closing price of our Class A common stock of $31.47 on December 31, 2009, the total pretax intrinsic value of all outstanding restricted stock units was $903.0 million.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of income:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cost of product revenue	$24,545	$24,997	$26,470
Research and development	351,884	358,018	353,649
Selling, general and administrative	119,918	126,359	139,533

	$496,347	$509,374	$519,652

The amount of unearned stock-based compensation currently estimated to be expensed from 2010 through 2013 related to unvested share-based payment awards at December 31, 2009 is $823.3 million. The following table presents details of unearned stock-based compensation currently estimated to be expensed in 2010 through 2013 related to unvested share-based payment awards at December 31, 2009:

	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Unearned stock-based compensation	$395,410	$263,197	$132,126	$32,593	$—	$823,326

The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.3 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards or assume unvested equity awards in connection with acquisitions.

The per share fair values of stock options granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Rights
	2009	2008	2007	2009	2008	2007

Expected life (in years)	4.98	4.23	3.20	0.92	1.78	1.33
Implied volatility	0.53	0.45	0.39	0.53	0.53	0.40
Risk-free interest rate	1.83%	2.88%	4.54%	0.46%	1.96%	4.98%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Weighted average fair value	$10.91	$10.19	$10.72	$7.39	$8.91	$10.95

The weighted average fair values per share of the restricted stock units awarded in 2009, 2008 and 2007 were $24.06, $24.39 and $32.84, respectively, calculated based on the fair market value of our Class A common stock on the respective grant dates.

Shares Reserved For Future Issuance

We had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments as of December 31, 2009:

Number of Shares
(In thousands)

Stock options outstanding	113,406
Authorized for future grants under stock incentive plans	76,003
Authorized for future issuance under stock purchase plan	11,087
Restricted stock units outstanding	28,693

229,189

401(k) Savings and Investment Plan

We sponsor a defined contribution 401(k) savings and investment plan, established in 1996, covering substantially all of our U.S. employees, subject to certain eligibility requirements. At our discretion, we may make contributions to this plan. In 2006 we adopted a limited matching contribution policy. Under this policy, we made $6.7 million, $6.1 million and $6.1 million in contributions to participants in this plan in 2009, 2008 and 2007, respectively.

9.	Goodwill and Long-Lived Assets

We performed annual impairment assessments of the carrying value of goodwill in October 2009, 2008 and 2007. We compared the carrying value of each of our reporting units that existed at those times to its estimated fair value.

We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating appropriate present value techniques.

Specifically, the income approach valuations included the following assumptions:

	Valuation Assumptions
	2009	2008

Discount Rate	12.0% - 17.5%	15.0% - 17.0%
Perpetual Growth Rate	4.0%	4.0% - 5.0%
Tax	17.0%	10.0%
Risk Free Rate	4.0%	4.3%
Peer Company Beta	1.24 - 1.69	1.83 - 2.50

Based on our 2009 impairment assessment at December 31, 2009, we believe we have no at-risk goodwill. At December 31, 2009 our Broadband Communications, Enterprise Networking, Wireless Connectivity and Mobile Platforms reporting units had the following goodwill balances, $483.0 million, $587.5 million and $259.1 million and none, respectively. At December 31, 2008 our Broadband Communications, Enterprise Networking, Wireless Connectivity and Mobile Platforms reporting units had the following goodwill balances, $483.8 million, $536.4 million and $259.1 million and none, respectively.

Upon completion of the October 2009 and 2007 annual impairment assessments, we determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value. Upon completion of the October 2008 assessment, we determined that the carrying value of our Mobile Platforms reporting unit exceeded its estimated fair value. Because indicators of impairment existed for this business group, we performed the second step of the test to determine the fair value of the goodwill of our Mobile Platforms reporting unit.

The implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the impairment test performed in 2008, we calculated the fair value of certain assets, including developed technology, IPR&D assets and customer relationships. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the Mobile Platforms reporting unit as of October 1, 2008. The implied fair value of goodwill was measured as the difference between of the fair value of the Mobile Platforms reporting unit over the amounts assigned to its assets and liabilities. The impairment loss for the Mobile Platforms reporting unit was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, we recorded a charge of $149.7 million in the three months ended December 31, 2008, which represented all of the related goodwill of our Mobile Platforms reporting unit.

We also reviewed other long-lived tangible assets for impairment. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the assets and their fair values. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. We utilized appraisals to assess the reasonableness of the fair values estimated using the discounted cash flow methodology. Based on this evaluation we recorded an impairment charge of $19.8 million related to the property and equipment of our Mobile Platforms reporting unit in the three months ended December 31, 2008.

The primary factors contributing to the Mobile Platforms reporting unit impairment charges were the recent significant economic downturn, which caused a decline in the cellular market, as well as tempered expectations of the future growth rate for that market, and an increase in our implied discount rate due to higher risk premiums, as well as the decline in our market capitalization. We adjusted our assumptions used to calculate the estimated fair value of the Mobile Platforms reporting unit to account for these macroeconomic changes.

In addition, we recorded impairment charges to customer relationships, developed technology and certain other assets of $18.9 million in 2009 related to the acquisition of the DTV Business of AMD. The primary factor contributing to these impairment charges was the continued reduction in our revenue outlook for this business.

10.	Settlement Costs, Net

In 2009 we incurred settlement costs of $183.8 million partially offset by settlement gains of $65.3 million, resulting in $118.5 million of net settlement costs.

In December 2009 we agreed in principle to the settlement of the securities class action litigation pending against Broadcom and certain of its current and former officers and directors. Under the proposed settlement, the claims will be dismissed with prejudice and released in exchange for a $160.5 million cash payment by Broadcom. We recorded the settlement amount as a one-time charge in our statement of income for the three months and year ended December 31, 2009 as our best estimate of our liability based upon current facts and circumstances. The proposed settlement remains subject to the satisfaction of various conditions, including negotiation and execution of a final stipulation of settlement and court approval. If these conditions are satisfied, the proposed settlement will resolve all claims in the settlement of the securities class action litigation against Broadcom and the individual defendants.

We recorded settlement gains of $65.3 million related to the Qualcomm Agreement in 2009. For a further discussion of this agreement, see Note 2. In addition, we recorded settlement costs of $12.1 million related to a payment to the Israeli government associated with a post-acquisition technology transfer fee related to our acquisition of Dune Networks. We also recorded $11.2 million in settlement costs in 2009 for estimated settlements associated with certain employment tax items, other employment matters and a patent infringement claim.

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

For further discussion of income tax and litigation matters, see Notes 5 and 11, respectively.

11.	Litigation

Intellectual Property Proceedings.  In April 2009 we entered into the Qualcomm Agreement that resulted in the parties dismissing with prejudice all outstanding litigation between them, and Broadcom withdrawing its complaints with foreign competition authorities. For further discussion of the Qualcomm Agreement, see Notes 2 and 10.

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

In January 2009 the Commission issued a Final Determination and upheld the ITC administrative law judge’s August 2008 initial determination finding that SiRF and the other SiRF respondants infringe six Global Locate patents and that each of the six patents was not invalid. The Commission also issued an exclusion order banning the importation into the United States of infringing SiRF chips and the SiRF Defendants’ products containing infringing SiRF chips and a cease and desist order prohibiting SiRF and the certain other SiRF Defendants from engaging in certain activities related to the infringing chips. In March 2009, the SiRF Defendants filed a notice of appeal with the United States Court of Appeal for the Federal Circuit. The Federal Circuit conducted a hearing in November 2009 and a decision is expected in 2010.

In May 2008 Broadcom filed a complaint in the United States District Court for the Central District of California against SiRF, alleging that certain SiRF GPS and multimedia products infringe four Broadcom patents relating generally to graphics and communications technology. The District Court complaint seeks preliminary and permanent injunctions against SiRF and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In June 2008 SiRF answered the complaint and asserted counterclaims seeking a declaratory judgment that Broadcom’s patents are invalid and not infringed. In September 2008 the court denied SiRF’s motion to stay the case. Discovery is ongoing. In October 2009, Broadcom amended its complaint to add CSR plc as a defendant and assert claims alleging false advertisement and unfair competition. In October 2009 SiRF answered the amended complaint denying liability and asserting counterclaims alleging false advertising and unfair competition. In December 2009 we answered SiRF’s counterclaims denying liability. In December 2009, the judge granted the parties joint stipulation of dismissal with prejudice for all claims relating to one of the Broadcom patents; three Broadcom patents remain in the lawsuit. Trial has been set for November 2010.

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

In December 2008 we filed a complaint in the United States District Court for the Northern District of California against Wi-LAN seeking declaratory judgment that Broadcom’s products do not infringe the fourth Wi-LAN patent referred to in the previous paragraph and that the patent is invalid and unenforceable. In October 2009, that case was transferred to the Eastern District of Texas.

In September 2009 we filed a complaint in the United States District Court for the Central District of California against Emulex Corporation, or Emulex, alleging infringement of ten patents generally relating to networking technologies. The complaint seeks preliminary and permanent injunctions against Emulex and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. Emulex answered the complaint in November 2009, denying liability and asserting counterclaims seeking a declaratory judgment that the ten patents are invalid and not infringed as further discussed below. Discovery is currently underway, with trial set for September 2011.

In November 2009 we filed a complaint in the United States District Court for the Eastern District of Texas against the Commonwealth Scientific and Industrial Research Organisation (CSIRO) seeking a declaratory judgment that U.S. Patent Number 5,487,069 is invalid, unenforceable and not infringed. CSIRO has not yet answered the complaint. No trial date has been set.

Securities Litigation and Other Related Matters.  In November 2009 Emulex filed a complaint in the Central District of California against Broadcom alleging violation of the antitrust laws, defamation, and unfair competition. The complaint seeks injunctive relief and monetary damages, including treble damages and attorneys’ fees. In January 2010, Emulex filed an amended complaint, to which we have not yet responded. No trial date has been set. We intend to defend this action vigorously.

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

In August 2009 Broadcom, by and through its SLC, plaintiffs and certain of the defendants executed a Stipulation and Agreement of Partial Settlement, or Partial Derivative Settlement, in the federal derivative action pertaining to past employee stock option grants. The Partial Derivative Settlement resolves all claims in the action against the defendants, other than three individuals: Dr. Henry T. Nicholas, III, our former President and Chief Executive Officer and former Co-Chairman of the Board, William J. Ruehle, our former Chief Financial Officer, and Dr. Henry Samueli, our Chief Technical Officer. In connection with the Partial Derivative Settlement, Broadcom and certain of the defendants also entered into a settlement with Broadcom’s directors and officers liability insurance carriers, or Insurance Agreement. On September 30, 2009 the United States District Court for the Central District of California issued an order preliminarily approving the Partial Derivative Settlement. On December 14, 2009, the District Court entered an order granting final approval of the Partial Derivative Settlement. On January 6, January 8 and January 11, 2010, Dr. Nicholas, Mr. Ruehle, and Dr. Samueli filed notices of appeal of the order in the United States Court of Appeals for the Ninth Circuit.

From August through October 2006 several plaintiffs filed purported shareholder class actions in the United States District Court for the Central District of California against Broadcom and certain of our current or former officers and directors, entitled Bakshi v. Samueli, et al. (Case No. 06-5036 R (CWx)), Mills v. Samueli, et al. (Case No. SACV 06-9674 DOC R(CWx)), and Minnesota Bakers Union Pension Fund, et al. v. Broadcom Corp., et al. (Case No. SACV 06-970 CJC R (CWx)), the Stock Option Class Actions. The essence of the plaintiffs’ allegations is that we improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, our business and financial condition. Plaintiffs also allege that we failed to account for and pay taxes on stock options properly, that the individual defendants sold our common stock while in possession of material nonpublic information, and that the defendants’ conduct caused artificial inflation in our stock price and damages to the putative plaintiff class. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In November 2006 the Court consolidated the Stock Option Class Actions and appointed the New Mexico State Investment Council as lead class plaintiff. In October 2007 the federal appeals court resolved a dispute regarding the appointment of lead class counsel. In March 2008 the district judge entered a revised order appointing lead class counsel. The lead plaintiff filed an amended consolidated class action complaint in late April 2008, naming additional defendants including certain current officers and directors of Broadcom as well as Ernst & Young LLP, our former independent registered public accounting firm, or E&Y. In October 2008 the district judge granted defendants’ motions to dismiss with leave to amend. In October 2008 the lead plaintiff filed an amended complaint. In November 2008 defendants filed motions to dismiss. In February 2009 these motions were denied except with respect to E&Y and the former Chairman of the Audit Committee, which were granted with leave to amend, and with respect to the former Chief Executive Officer, which was granted without leave to amend. The lead plaintiff did not amend its complaint with respect to the former Chairman of the Audit Committee and the time period to do so has expired. With respect to E&Y, in March 2009 the district judge entered a final judgment for E&Y and against the lead plaintiff. The lead plaintiff has appealed the final judgment.

In December 2009 we agreed in principle to settle the Stock Option Class Actions. Under the proposed settlement, the claims against Broadcom and its current and former officers and directors will be dismissed with prejudice and released in exchange for a $160.5 million cash payment by Broadcom. We recorded the settlement amount as a one-time charge in our consolidated statement of income for the three months and year ended December 31, 2009. The proposed settlement remains subject to the satisfaction of various conditions, including negotiation and execution of a final stipulation of settlement and court approval. If these conditions are satisfied , the proposed settlement will resolve all claims in the Stock Option Class Actions against Broadcom and the individual defendants. In the event that we are unable to execute a final stipulation of settlement and obtain court approval, our ultimate liability could differ materially.

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

We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, arising from the Options Derivative Actions, the Stock Option Class Actions and the pending SEC and U.S. Attorney’s Office investigations described below (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). The potential amount of the future payments we could be required to make under these indemnification obligations could be significant and could have a material impact on our results of operations. Pursuant to the Insurance Agreement, and subject to the terms described more completely therein, including relinquishing of rights to any further recovery as to the matters described above under these directors’ and officers’ liability insurance policies by Broadcom and certain of its former and current officers and directors, Broadcom received payments totaling $118.0 million from its insurance carriers. That amount includes $43.3 million in reimbursements previously received from the insurance carriers under reservations of rights, and $74.7 million paid to Broadcom upon final approval of the Partial Derivative Settlement. In addition, Broadcom paid $11.5 million to the lead federal derivative plaintiffs’ counsel for attorneys’ fees, expenses and costs of plaintiffs’ counsel in connection with the Partial Derivative Settlement and their prosecution of the derivative action.

In the event that the trial court’s approval of the Partial Derivative Settlement is reversed or vacated by an appellate court or otherwise does not become final and non-appealable, Broadcom in its sole discretion has the election to either provide a release to the insurance carriers and indemnify them related to any future claims and retain the $118.0 million in accordance with the Insurance Agreement or to repay to the insurance carriers certain portions of the aggregate amount previously paid to Broadcom.

In November 2008 Randy Lee Soderstrom, alleged to have been employed by a former contractor of Broadcom and presently a prisoner in a California state prison, filed a complaint entitled Soderstrom v. Henry T. Nicholas III, William J. Ruehle, Henry Samueli, David Dull, Broadcom Corporation in the United States District Court for the Northern District of California (Case No. CV 08 5310 PVT). In his complaint, Soderstrom sought relief under the Racketeering Influenced and Corrupt Organizations Act (RICO). The complaint made allegations relative to conduct similar to that which is alleged in the Options Derivative Actions and Option Class Actions discussed above, and the SEC and United States Attorney’s Office investigations discussed below, but also contained certain different allegations. The plaintiff is representing himself in this action. On May 20, 2009, the Court granted Broadcom’s motion to dismiss and also granted the motions to dismiss of all other defendants. A final judgment on behalf of defendants was entered the same day. The plaintiff filed a motion to alter or amend the judgment on June 22, 2009, which was denied on June 25, 2009. The plaintiff appealed, but on September 15, 2009 the lower court’s decision was summarily affirmed by a three-judge panel of the United States Court of Appeals for the Ninth Circuit. The plaintiff subsequently asked the entire Ninth Circuit to hear his case; this request was denied on November 13, 2009. On December 8, 2009, the plaintiff petitioned the United States Supreme Court for a writ of certiorari. His request is pending. Broadcom intends to continue to defend this action vigorously.

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

In May 2008 the SEC filed a complaint in the United States District Court for the Central District of California (Case No. SACV08-539 CJC (RNBx)) against Dr. Samueli and three other former executive officers of Broadcom, relating to its previously-disclosed investigation of the company’s historical stock option granting practices. The SEC’s civil complaint alleges that Dr. Samueli, along with the other defendants, violated the anti-fraud provisions of the federal securities laws, falsified books and records, and caused the company to report false financial results. The SEC’s complaint seeks to: (i) enjoin the defendants from future violations of the securities laws; (ii) require two of the defendants to disgorge any ill-gotten gains and pay prejudgment interest; (iii) require all defendants to pay civil monetary penalties; (iv) require two defendants to disgorge bonuses and stock sales profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002; (v) bar all defendants from serving as officers or directors of a public company; and (vi) provide other appropriate relief. On December 15, 2009, in connection with the criminal matters discussed below, the District Court dismissed the SEC’s complaint without prejudice as to all defendants. The SEC was given 30 days to refile or amend its complaint if it chose to do so, and had not done so within the required time period. Instead, the SEC filed a request for clarification of the District Court’s order, which was heard on January 28, 2010. Following that hearing, the District Court gave the SEC seven days to refile or amend its complaint. We cannot predict whether the SEC will attempt to refile or amend its complaint against some or all of the defendants. After the SEC complaint was dismissed, Dr. Samueli was re-elected Chief Technical Officer. He is not currently a director or executive officer.

In August 2006 we were informally contacted by the U.S. Attorney’s Office for the Central District of California and asked to produce documents related to our historical option granting practices. We cooperated with the U.S. Attorney’s Office and provided substantial amounts of documents and information to the U.S. Attorney’s Office on a voluntary basis and pursuant to grand jury subpoenas. In June 2008 Dr. Nicholas and Mr. Ruehle were named in an indictment relating to alleged stock option backdating at the company. Also, in June 2008 Dr. Samueli pled guilty to making a materially false statement to the SEC in connection with its investigation of alleged stock options backdating at the company. In September 2008 the United States District Court for the Central District of California rejected Dr. Samueli’s plea agreement. Dr. Samueli appealed the ruling to the United States Court of Appeals for the Ninth Circuit, but that court rejected his appeal. On December 7, 2009, the District Court granted Dr. Samueli use immunity so that he could testify in Mr. Ruehle’s trial. On December 8, 2009, at the conclusion of Dr. Samueli’s testimony, the District Court set aside Dr. Samueli’s guilty plea and dismissed the information against him. Mr. Ruehle’s trial began in October 2009 and concluded December 15, 2009. After both sides rested, the District Court dismissed the indictment against Mr. Ruehle on the grounds of prosecutorial misconduct and insufficient evidence of criminal intent. The District Court simultaneously dismissed the option charges against Dr. Nicholas, which were scheduled to be tried in February 2010. The U.S. Attorney’s office has filed notices of appeal as to both Dr. Nicholas and Dr. Samueli, but has also represented to the District Court that no final decision has yet been reached as to whether those appeals will be pursued. Any further action by the SEC, the U.S. Attorney’s Office or another governmental agency could result in additional civil or criminal sanctions and/or fines against us and/or certain of our current or former officers, directors and/or employees.

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

12.	Business Enterprise Segments, Significant Customer, Supplier and Geographical Information

Business Enterprise Segments

Broadcom has three reportable segments consistent with our target markets. Our three reportable segments are as follows:

•	Solutions for the Home (Broadband Communications) — enabling such products as digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; cable and digital subscriber line (DSL) modems and residential gateways; high definition televisions (HDTVs); high definition Blu-ray Disc players; and digital video recorders (DVRs).
•	Solutions for the Hand (Mobile & Wireless)— integrating solutions in applications for wireless and personal area networking; cellular communications; personal navigation and global positioning; processing multimedia content in smartphones; and for managing the power in mobile devices. This reportable segment comprises our Mobile Platforms and Wireless Connectivity businesses; and
•	Solutions for Network Infrastructure (Enterprise Networking)— incorporating solutions for the business network requirements of enterprise, data center, small-to-medium-sized businesses (SMBs), and carriers and service providers, featuring high-speed controllers, switches and physical layer (PHY) devices supporting transmission and switching for local, metropolitan, wide area and storage networking.

Historically, we reported one segment. In 2009 several factors contributed to our decision to report in three segments. First, entering into the Qualcomm Agreement resulted in significant licensing income and triggered the need to display licensing revenue separately in our consolidated statements of income. Second, the narrative we use to communicate our strategic focus to investors and help them understand our business evolved to our present framework of Home (Broadband Communications), Hand (Mobile & Wireless) and Infrastructure (Enterprise Networking). Accordingly, we believe that a segment presentation consistent with this would represent better disclosure and increase transparency. Third, and consistent with this approach, in our annual reexamination of the economics of our businesses, we found that the financial metrics for our Enterprise Networking business were diverging from those of our other businesses, and that our Broadband Communications business was becoming dissimilar from our Mobile & Wireless business. Accordingly, we now report three segments: Broadband Communication, Mobile & Wireless and Enterprise Networking.

Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level. Our Mobile Platforms and Wireless Connectivity businesses (originally operated as a single operating segment) are reported separately to the CODM to allow greater management focus on our Mobile Platform opportunity. However as the customers, economics, and competitors substantially overlap, and the product functionality is being integrated across these products in our own and competitor roadmaps, we aggregate these two businesses into one reportable segment, Mobile & Wireless.

We also report an “All Other” category that includes licensing revenue from our agreement with Verizon Wireless and income from the Qualcomm Agreement since they are principally the result of corporate efforts. “All Other” also includes operating expenses that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. Operating costs and expenses that are not allocated include stock-based compensation, amortization of purchased intangible assets, impairment of goodwill and other long-lived assets, net settlement costs, net restructuring costs, in-process research and development, charitable contributions, employer payroll tax on certain stock option exercises, and other miscellaneous expenses related to corporate allocations that were either over or under the original projections at the beginning of the year. We include stock-based compensation and acquisition-related items in the “All Other” category as decisions regarding equity compensation are made at the corporate level and our CODM believes that acquisition accounting distorts the underlying economics of the reportable segment. Our CODM does not review any information regarding total assets on an operating segment basis. The accounting policies for segment reporting are the same as for Broadcom as a whole.

We have presented 2008 and 2007 financial information on a comparative basis to conform with the current year three reportable segment presentation.

The following table presents details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband	Mobile &	Enterprise	All
	Communications	Wireless	Networking	Other	Consolidated
	(In thousands)

Year ended December 31, 2009
Net revenue	$1,525,193	$1,719,998	$1,055,553	$189,579	$4,490,323
Operating income (loss)	172,702	116,882	286,303	(519,815)	56,072
Year ended December 31, 2008
Net revenue	$1,722,671	$1,528,178	$1,258,044	$149,232	$4,658,125
Operating income (loss)	381,421	33,974	390,293	(633,558)	172,130
Year ended December 31, 2007
Net revenue	$1,412,293	$1,192,634	$1,139,668	$31,800	$3,776,395
Operating income (loss)	312,672	4,955	267,946	(500,598)	84,975

Included in the “All Other” category:	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net revenue	$189,579	$149,232	$31,800

Stock-based compensation	$496,347	$509,374	$519,652
Amortization of purchased intangibles	30,744	19,249	14,512
Impairment of goodwill and other long-lived assets	18,895	171,593	1,500
Settlement costs, net	118,468	15,810	—
Restructuring costs (reversal)	7,501	(1,000)	—
In-process research and development	—	42,400	15,470
Charitable contribution	50,000	—	—
Employer payroll tax on certain stock option exercises	4,866	3,966	10,895
Miscellaneous corporate allocation variances	(17,427)	21,398	(29,631)

Total other operating costs and expenses	$709,394	$782,790	$532,398

Total operating loss for the “All Other” category	$(519,815)	$(633,558)	$(500,598)

Significant Customer, Supplier and Geographical Information

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Years Ended December 31,
	2009	2008	2007

Samsung	10.3%	*	*
Motorola	*	*	11.2%
Five largest customers as a group	34.6	35.8%	39.7

*	Less than 10% of net revenue.

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

	Years Ended December 31,
	2009	2008	2007

Asia (primarily in Korea, China, Japan and Taiwan)	37.8%	30.6%	26.8%
Europe (primarily in the United Kingdom, Finland and France)	12.7	10.9	8.6
Other	2.1	0.3	0.5

	52.6%	41.8%	35.9%

Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Years Ended December 31,
	2009	2008	2007

Asia (primarily in China, Hong Kong, Singapore and Japan)	90.7%	86.7%	82.1%
Europe (primarily in Hungary, France, Germany and Sweden)	2.7	2.8	2.9
Other	1.4	2.3	3.3

	94.8%	91.8%	88.3%

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

We have an international distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design facilities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Taiwan and the United Kingdom. At December 31, 2009, $70.6 million of our long-lived assets (excluding goodwill and purchased intangible assets) were located outside the United States.

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

				Diluted Net
		Net		Income
	Total Net	Income		(Loss)
	Revenue	(Loss)		Per Share
	(In thousands, except per share data)

Year Ended December 31, 2009
Fourth Quarter	$1,342,746	$59,204	(1)	$0.11
Third Quarter	1,254,197	84,596	(2)	0.16
Second Quarter	1,039,944	13,401	(3)	0.03
First Quarter	853,436	(91,940	)(4)	(0.19)
Year Ended December 31, 2008
Fourth Quarter	$1,126,509	$(159,215	)(5)	$(0.32)
Third Quarter	1,298,475	164,906	(6)	0.31
Second Quarter	1,200,931	134,789	(7)	0.25
First Quarter	1,032,210	74,314	(8)	0.14

(1)	Includes settlement costs of $175.7 million, net recovery of legal expenses of $63.2 million and restructuring reversals of $4.8 million.

(2)	Includes impairment of long-lived assets of $7.6 million and restructuring costs of $4.8 million.

(3)	Includes impairment of long-lived assets of $11.3 million, restructuring costs of $0.4 million, net settlement gains of $58.4 million and a charitable contribution of $50.0 million.

(4)	Includes settlement costs of $1.2 million and restructuring costs of $7.1 million.

(5)	Includes impairment of goodwill and other long-lived assets of $169.4 million and IPR&D of $31.5 million.

(6)	Includes other-than-temporary impairment of marketable securities of $1.8 million and loss on strategic investment of $2.5 million.

(7)	Includes impairment of intangible assets of $1.9 million, restructuring reversal of $1.0 million and a loss on strategic investment of $1.8 million.

(8)	Includes IPR&D of $10.9 million and settlement costs of $15.8 million.

14.	Subsequent Events

On January 27, 2010 our Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock and declared the first quarterly cash dividend of $0.08 per share payable to holders of our common stock. The dividend will be paid on March 8, 2010 to holders of our Class A and Class B common stock of record at the close of business on February 19, 2010. The dividend so declared will be paid from U.S. domestic sources other than our retained earnings and will be treated for accounting purposes as a reduction of shareholders’ equity.

On February 2, 2010 we entered into an agreement to acquire Teknovus, Inc., or Teknovus. Teknovus develops and supplies EPON (Ethernet Passive Optical Networking) access chips and embedded software. Under the terms of the agreement, Broadcom will acquire all of the outstanding equity interests (including all outstanding options and warrants) in Teknovus for aggregate consideration of approximately $123.0 million in cash, subject to adjustments for the amount of indebtedness and cash of Teknovus and certain fees and expenses of Teknovus, in each case as of the closing of the transaction. Broadcom currently expects the transaction to close in the first or second calendar quarter of 2010, subject to the satisfaction of customary closing conditions.

Exhibits and Financial Statement Schedules

Exhibit Index

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

2	.1††	Asset Purchase Agreement by and among the registrant, Broadcom International Limited, and Advanced Micro Devices, Inc. dated as of August 25, 2008	10-Q	000- 23993	2.1	10/22/2008
2.2		Amendment No. 1 to Asset Purchase Agreement, dated as of October 27, 2008, among the registrant, Broadcom International Limited, and Advanced Micro Devices, Inc.	8-K	000- 23993	2.1	10/31/2008
3.1		Second Amended and Restated Articles of Incorporation filed with the California Secretary of State on June 8, 2006	8-K	000- 23993	3.1	08/10/2006
3.4		Bylaws as amended through December 21, 2007	8-K	000- 23993	3.1	12/21/2007
10	.1*	Performance Bonus Plan (as amended and restated March 11, 2009)	10-Q	000- 23993	10.2	04/21/2009
10	.2*	Letter Agreement between the registrant and Scott A. McGregor dated October 25, 2004	10-K/A	000- 23993	10.4	01/23/2007
10	.3*	Third Amendment dated August 3, 2009 to Letter Agreement between the registrant and Scott A. McGregor	10-Q	000- 23993	10.1	10/22/2009
10	.4*	Letter Agreement between the registrant and Eric K. Brandt dated March 11, 2007	10-Q	000- 23993	10.1	05/01/2007
10	.5*	Second Amendment dated August 3, 2009 to Letter Agreement between the registrant and Eric K. Brandt	10-Q	000- 23993	10.2	10/22/2009
10	.6*	Form of Revised Letter Agreement for Change in Control Severance Benefit Program dated August 3, 2009 between the registrant and each of the following executive officers: Scott A. Bibaud, Neil Kim, Thomas F. Lagatta, Daniel A. Marotta, Robert A. Rango, and Nariman Yousefi	10-Q	000- 23993	10.4	10/22/2009
10	.7*	Revised Letter Agreement for Change in Control Severance Benefit Program dated August 3, 2009 between the registrant and Robert L. Tirva	10-Q	000- 23993	10.5	10/22/2009
10	.8*	Letter Agreement between the registrant and Arthur Chong dated October 27, 2008	10-K	000- 23993	10.11	02/04/2009
10	.9*	Amendment dated August 3, 2009 to Letter Agreement between the registrant and Arthur Chong	10-Q	000- 23993	10.3	10/22/2009
10	.10*	Stock Option Amendment Agreement between the registrant and Thomas F. Lagatta dated December 29, 2006	10-K	000- 23993	10.10	02/20/2007
10	.11*	1998 Stock Incentive Plan, as amended and restated March 12, 2008	10-Q	000- 23993	10.1	07/23/2008
10	.12*	Amendment No. 1 to 1998 Stock Incentive Plan, as amended and restated March 12, 2008					X
10	.13*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for executive officers	10-K	000- 23993	10.17	02/04/2009

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10	.14*	1998 Stock Incentive Plan form of Stock Option Agreement for executive officers	10-K	000- 23993	10.21	02/04/2009
10	.15*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors (under prior Director Automatic Grant Program)	10-Q	000- 23993	10.2	11/09/2004
10	.16*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Scott A. McGregor	10-K	000- 23993	10.25	02/04/2009
10	.17*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers other than Scott A. McGregor	10-K	000- 23993	10.24	02/04/2009
10	.18*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers (for RSUs governed by the Special RSU Program)	10-Q	000- 23993	10.3	10/22/2008
10	.19*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Award)	10-K	000- 23993	10.29	02/04/2009
10	.20*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Pro-rated Awards)	10-K	000- 23993	10.30	02/04/2009
10	.21*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Initial Awards under prior Director Automatic Grant Program)	10-Q	000- 23993	10.3	05/04/2005
10.22		1999 Special Stock Option Plan (as amended and restated July 18, 2003)	10-Q	000- 23993	10.2	08/11/2003
10.23		1999 Special Stock Option Plan form of Notice of Grant of Stock Option	S-8	333- 93457	99.2	12/22/1999
10.24		1999 Special Stock Option Plan form of Stock Option Agreement	10-Q	000- 23993	10.2.1	08/11/2003
10	.25*	Form of Indemnification Agreement for Directors, Elected Officers and certain employees or agents of the registrant	8-K	000- 23993	10.1	06/24/2008
10	.26††	Intellectual Property Cross-License Agreement by and between Advanced Micro Devices, Inc. and the registrant	10-Q	000- 23993	10.1	10/22/2008
10	.27††	IP Core License Agreement by and between Advanced Micro Devices, Inc. and the registrant	10-Q	000- 23993	10.2	10/22/2008
10	.28††	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and the registrant	8-K/A	000- 23993	10.1	07/23/2009
10.29		Lease Agreement dated February 1, 2000 between Conejo Valley Development Corporation and the registrant	10-K	000- 23993	10.17	03/19/2002
10.30		First Amendment dated July 1, 2009 to Lease Agreement dated February 1, 2000 between Conejo Valley Development Corporation and the registrant.					X
10.31		Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.21	03/31/2003

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10.32		Amendment dated September 30, 2005 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.43	02/04/2009
10.33		Lease Agreement dated November 20, 2000, together with Second Amendment dated March 30, 2001 and Third Amendment dated July 9, 2007, between Sobrato Interests and the registrant	10-Q	000- 23993	10.1	10/24/2007
10	.34††	Lease Agreement dated December 17, 2004 between Irvine Commercial Property Company and the registrant	10-K	000- 23993	10.38	03/01/2005
10.35		First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-Q	000- 23993	10.2	10/24/2007
10.36		Fourth Amendment dated November 19, 2007 to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.43	01/28/2008
10.37		Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.44	01/28/2008
10.38		First Amendment dated November 12, 2008 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.49	02/04/2009
16.1		Letter from Ernst & Young LLP to the Securities and Exchange Commission dated March 18, 2008	8-K	000- 23993	16.1	03/18/2008
21.1		Subsidiaries of the Company					X
23.1		Consent of KPMG LLP					X
23.2		Consent of Ernst & Young LLP					X
31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broadcom Corporation

By:	/s/ Scott A. McGregor
Scott A. McGregor
President and Chief Executive Officer

Date: February 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott A. McGregor Scott A. McGregor	President and Chief Executive Officer and Director (Principal Executive Officer)	February 3, 2010

/s/ Eric K. Brandt Eric K. Brandt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 3, 2010

/s/ Robert L. Tirva Robert L. Tirva	Senior Vice President, Corporate Controller and Principal Accounting Officer	February 3, 2010

/s/ Joan L. Amble Joan L. Amble	Director	February 3, 2010

/s/ George L. Farinsky George L. Farinsky	Director	February 3, 2010

/s/ Nancy H. Handel Nancy H. Handel	Director	February 3, 2010

/s/ Eddy W. Hartenstein Eddy W. Hartenstein	Director	February 3, 2010

/s/ John E. Major John E. Major	Chairman of the Board	February 3, 2010

/s/ William T. Morrow William T. Morrow	Director	February 3, 2010

/s/ Robert E. Switz Robert E. Switz	Director	February 3, 2010

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

BROADCOM CORPORATION

	Balance at	Charged (Credited)	Charged to		Balance at
	Beginning of	to Costs and	Other		End of
Description	Year	Expenses	Accounts(a)	Deductions	Year
	(In thousands)

Year ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,354	$1,561	$—	$(128)	$6,787
Sales returns	4,273	22,773	—	(23,418)	3,628
Restructuring liabilities	4,179	13,167	—	(16,018)	1,328

Total	$13,806	$37,501	$—	$(39,564)	$11,743

Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,472	$143	$—	$(261)	$5,354
Sales returns	3,245	22,327	—	(21,299)	4,273
Restructuring liabilities	7,457	(1,000)	—	(2,278)	4,179

Total	$16,174	$21,470	$—	$(23,838)	$13,806

Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$6,894	$(1,576)	$386	$(232)	$5,472
Sales returns	3,411	12,331	—	(12,497)	3,245
Restructuring liabilities	10,723	—	749	(4,015)	7,457

Total	$21,028	$10,755	$1,135	$(16,744)	$16,174

(a)	Amounts represent balances acquired through acquisitions.

S-1

Exhibit Index

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

2	.1††	Asset Purchase Agreement by and among the registrant, Broadcom International Limited, and Advanced Micro Devices, Inc. dated as of August 25, 2008	10-Q	000- 23993	2.1	10/22/2008
2.2		Amendment No. 1 to Asset Purchase Agreement, dated as of October 27, 2008, among the registrant, Broadcom International Limited, and Advanced Micro Devices, Inc.	8-K	000- 23993	2.1	10/31/2008
3.1		Second Amended and Restated Articles of Incorporation filed with the California Secretary of State on June 8, 2006	8-K	000- 23993	3.1	08/10/2006
3.4		Bylaws as amended through December 21, 2007	8-K	000- 23993	3.1	12/21/2007
10	.1*	Performance Bonus Plan (as amended and restated March 11, 2009)	10-Q	000- 23993	10.2	04/21/2009
10	.2*	Letter Agreement between the registrant and Scott A. McGregor dated October 25, 2004	10-K/A	000- 23993	10.4	01/23/2007
10	.3*	Third Amendment dated August 3, 2009 to Letter Agreement between the registrant and Scott A. McGregor	10-Q	000- 23993	10.1	10/22/2009
10	.4*	Letter Agreement between the registrant and Eric K. Brandt dated March 11, 2007	10-Q	000- 23993	10.1	05/01/2007
10	.5*	Second Amendment dated August 3, 2009 to Letter Agreement between the registrant and Eric K. Brandt	10-Q	000- 23993	10.2	10/22/2009
10	.6*	Form of Revised Letter Agreement for Change in Control Severance Benefit Program dated August 3, 2009 between the registrant and each of the following executive officers: Scott A. Bibaud, Neil Kim, Thomas F. Lagatta, Daniel A. Marotta, Robert A. Rango, and Nariman Yousefi	10-Q	000- 23993	10.4	10/22/2009
10	.7*	Revised Letter Agreement for Change in Control Severance Benefit Program dated August 3, 2009 between the registrant and Robert L. Tirva	10-Q	000- 23993	10.5	10/22/2009
10	.8*	Letter Agreement between the registrant and Arthur Chong dated October 27, 2008	10-K	000- 23993	10.11	02/04/2009
10	.9*	Amendment dated August 3, 2009 to Letter Agreement between the registrant and Arthur Chong	10-Q	000- 23993	10.3	10/22/2009
10	.10*	Stock Option Amendment Agreement between the registrant and Thomas F. Lagatta dated December 29, 2006	10-K	000- 23993	10.10	02/20/2007
10	.11*	1998 Stock Incentive Plan, as amended and restated March 12, 2008	10-Q	000- 23993	10.1	07/23/2008
10	.12*	Amendment No. 1 to 1998 Stock Incentive Plan, as amended and restated March 12, 2008					X
10	.13*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for executive officers	10-K	000- 23993	10.17	02/04/2009

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10	.14*	1998 Stock Incentive Plan form of Stock Option Agreement for executive officers	10-K	000- 23993	10.21	02/04/2009
10	.15*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors (under prior Director Automatic Grant Program)	10-Q	000- 23993	10.2	11/09/2004
10	.16*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Scott A. McGregor	10-K	000- 23993	10.25	02/04/2009
10	.17*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers other than Scott A. McGregor	10-K	000- 23993	10.24	02/04/2009
10	.18*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers (for RSUs governed by the Special RSU Program)	10-Q	000- 23993	10.3	10/22/2008
10	.19*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Award)	10-K	000- 23993	10.29	02/04/2009
10	.20*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Pro-rated Awards)	10-K	000- 23993	10.30	02/04/2009
10	.21*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Initial Awards under prior Director Automatic Grant Program)	10-Q	000- 23993	10.3	05/04/2005
10.22		1999 Special Stock Option Plan (as amended and restated July 18, 2003)	10-Q	000- 23993	10.2	08/11/2003
10.23		1999 Special Stock Option Plan form of Notice of Grant of Stock Option	S-8	333- 93457	99.2	12/22/1999
10.24		1999 Special Stock Option Plan form of Stock Option Agreement	10-Q	000- 23993	10.2.1	08/11/2003
10	.25*	Form of Indemnification Agreement for Directors, Elected Officers and certain employees or agents of the registrant	8-K	000- 23993	10.1	06/24/2008
10	.26††	Intellectual Property Cross-License Agreement by and between Advanced Micro Devices, Inc. and the registrant	10-Q	000- 23993	10.1	10/22/2008
10	.27††	IP Core License Agreement by and between Advanced Micro Devices, Inc. and the registrant	10-Q	000- 23993	10.2	10/22/2008
10	.28††	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and the registrant	8-K/A	000- 23993	10.1	07/23/2009
10.29		Lease Agreement dated February 1, 2000 between Conejo Valley Development Corporation and the registrant	10-K	000- 23993	10.17	03/19/2002
10.30		First Amendment dated July 1, 2009 to Lease Agreement dated February 1, 2000 between Conejo Valley Development Corporation and the registrant.					X
10.31		Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.21	03/31/2003

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10.32		Amendment dated September 30, 2005 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.43	02/04/2009
10.33		Lease Agreement dated November 20, 2000, together with Second Amendment dated March 30, 2001 and Third Amendment dated July 9, 2007, between Sobrato Interests and the registrant	10-Q	000- 23993	10.1	10/24/2007
10	.34††	Lease Agreement dated December 17, 2004 between Irvine Commercial Property Company and the registrant	10-K	000- 23993	10.38	03/01/2005
10.35		First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-Q	000- 23993	10.2	10/24/2007
10.36		Fourth Amendment dated November 19, 2007 to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.43	01/28/2008
10.37		Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.44	01/28/2008
10.38		First Amendment dated November 12, 2008 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.49	02/04/2009
16.1		Letter from Ernst & Young LLP to the Securities and Exchange Commission dated March 18, 2008	8-K	000- 23993	16.1	03/18/2008
21.1		Subsidiaries of the Company					X
23.1		Consent of KPMG LLP					X
23.2		Consent of Ernst & Young LLP					X
31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.