Form 10-Q
period 2010-03-31
BROADCOM CORP
filed 2010-04-27
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 31, 2010 the registrant had 440.7 million shares of Class A common stock, $0.0001 par value, and 55.7 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2010

     Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.
© 2010 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,507,909	$1,397,093
Short-term marketable securities	536,198	532,281
Accounts receivable, net	607,186	508,627
Inventory	403,439	362,428
Prepaid expenses and other current assets	107,284	113,903

Total current assets	3,162,016	2,914,332
Property and equipment, net	227,586	229,317
Long-term marketable securities	310,919	438,616
Goodwill	1,372,666	1,329,614
Purchased intangible assets, net	216,968	150,927
Other assets	63,851	64,436

Total assets	$5,354,006	$5,127,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$479,216	$437,353
Wages and related benefits	148,223	190,315
Deferred revenue and income	77,864	87,388
Accrued liabilities	467,853	433,294

Total current liabilities	1,173,156	1,148,350
Long-term deferred revenue	606	608
Other long-term liabilities	85,754	86,438
Commitments and contingencies
Shareholders’ equity:
Common stock	50	50
Additional paid-in capital	11,138,719	11,153,060
Accumulated deficit	(7,048,905)	(7,259,069)
Accumulated other comprehensive income (loss)	4,626	(2,195)

Total shareholders’ equity	4,094,490	3,891,846

Total liabilities and shareholders’ equity	$5,354,006	$5,127,242

See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)
Net revenue:
Product revenue	$1,404,344	$828,230
Income from Qualcomm Agreement	51,674	—
Licensing revenue	6,281	25,206

Total net revenue	1,462,299	853,436
Costs and expenses:
Cost of product revenue	695,322	446,277
Research and development	420,844	372,724
Selling, general and administrative	132,908	125,048
Amortization of purchased intangible assets	2,647	4,159
Restructuring costs, net	430	7,111
Settlement costs, net	2,816	1,150

Total operating costs and expenses	1,254,967	956,469
Income (loss) from operations	207,332	(103,033)
Interest income, net	2,314	4,398
Other income, net	2,858	1,646

Income (loss) before income taxes	212,504	(96,989)
Provision (benefit) for income taxes	2,340	(5,049)

Net income (loss)	$210,164	$(91,940)

Net income (loss) per share (basic)	$0.42	$(0.19)

Net income (loss) per share (diluted)	$0.40	$(0.19)

Weighted average shares (basic)	495,359	490,195

Weighted average shares (diluted)	526,967	490,195

Dividends per share	$0.08	$—

     The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of operations above:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cost of product revenue	$6,515	$5,877
Research and development	89,043	89,262
Selling, general and administrative	31,083	28,634
See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Operating activities
Net income (loss)	$210,164	$(91,940)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,973	21,749
Stock-based compensation expense:
Stock options and other awards	35,416	46,744
Restricted stock units	91,225	77,029
Amortization of purchased intangible assets	9,866	8,272
Non-cash restructuring charges	—	2,663
Gain on sale of marketable securities	—	(1,046)
Changes in operating assets and liabilities:
Accounts receivable	(94,267)	17,446
Inventory	(33,762)	101,260
Prepaid expenses and other assets	13,190	(1,467)
Accounts payable	44,191	(76,616)
Deferred revenue and income	(9,526)	379
Accrued settlement costs	(893)	—
Other accrued and long-term liabilities	(17,761)	(13,763)

Net cash provided by operating activities	267,816	90,710

Investing activities
Net purchases of property and equipment	(18,153)	(12,457)
Net cash received from (paid for) acquired companies	(102,482)	2,139
Purchases of strategic investments	(5,000)	—
Purchases of marketable securities	(65,186)	(109,706)
Proceeds from sales and maturities of marketable securities	189,415	134,112

Net cash provided by (used in) investing activities	(1,406)	14,088

Financing activities
Repurchases of Class A common stock	(153,952)	—
Dividends paid	(39,637)	—
Payment of assumed debt	(14,560)	—
Proceeds from issuance of common stock	82,157	4,805
Minimum tax withholding paid on behalf of employees for restricted stock units	(29,602)	(16,076)

Net cash used in financing activities	(155,594)	(11,271)

Increase in cash and cash equivalents	110,816	93,527
Cash and cash equivalents at beginning of period	1,397,093	1,190,645

Cash and cash equivalents at end of period	$1,507,909	$1,284,172

See accompanying notes.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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
Basis of Presentation
     The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC February 3, 2010.
     The interim unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at March 31, 2010 and December 31, 2009, and our consolidated results of operations and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.
     Certain prior period amounts in the unaudited condensed consolidated statements of operations have been reclassified to conform with the current period presentation of the separate display of product revenue, income from the Qualcomm agreement and licensing revenue as described below.
     We have evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements. During this period we did not have any material subsequent events.
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

Revenue Recognition
     Our product revenue consists principally of sales of semiconductor devices and, to a lesser extent, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. The majority of our product sales occur through the efforts of our direct sales force. The remaining balance of product sales occurs through distributors. Our licensing revenue and income from the Qualcomm Agreement is generated from the licensing of intellectual property. See Note 2 for a summary of the composition of our net revenue.
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
     Revenue from software licenses is recognized when all revenue recognition criteria are met and, if applicable, when vendor specific objective evidence, or VSOE, exists to allocate the total license fee to each element of multiple-element software arrangements, including post-contract customer support. Post-contract support is recognized ratably over the term of the related contract. When a contract contains multiple elements wherein the only undelivered element is post-contract customer support and VSOE of the fair value of post-contract customer support does not exist, revenue from the entire arrangement is recognized ratably over the support period. Software royalty revenue is recognized based upon reports received from licensees during the period, unless collectibility is not reasonably assured, in which case revenue is recognized when payment is received from the licensee. Revenue from cancellation fees is recognized when cash is received from the customer.
     In September 2009 the Financial Accounting Standards Board, or FASB, reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither VSOE nor third-party evidence, or TPE, is available for that deliverable. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities are required to estimate the selling prices of those elements. Overall arrangement consideration is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU

2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. We adopted the provisions of these ASUs effective January 1, 2010 and they did not have a material impact on our results of operations.
Income from the Qualcomm Agreement
     On April 26, 2009 we entered into a four-year Settlement and Patent License and Non-Assert Agreement, or the Qualcomm Agreement, with QUALCOMM Incorporated, or Qualcomm. The Qualcomm Agreement is a multiple element arrangement which includes: (i) an exchange of intellectual property rights, including in certain circumstances, by a series of covenants not to assert claims of patent infringement under future patents issued within one to four years of the execution date of the agreement, (ii) the assignment of certain existing patents by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents, and (iii) the settlement of all outstanding litigation and claims between us and Qualcomm. The proceeds of the Qualcomm Agreement were allocated amongst the principal elements of the transaction. A gain from the settlement of litigation was immediately recognized that approximates the value of awards determined by the United States District Court for the Central District of California. The remaining consideration was predominantly associated with the transfer of current and future intellectual property rights, as well as the settlement of all other outstanding litigation, and is being recognized within net revenue over the performance period of four years as a single unit of accounting. However this income will be limited to the lesser of the cumulative straight-line amortization over the four year performance period or the cumulative cash proceeds received.
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
Stock-Based Compensation
     Broadcom has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. We also have an employee stock purchase plan for all eligible employees. We are required to estimate the fair value of share-based awards on the date of grant. The value of the award is principally recognized as expense ratably over the requisite service periods. The fair value of our restricted stock units is based on the closing market price of our Class A common stock on the date of grant less our expected dividend yield. We have estimated the fair value of stock options and stock purchase rights as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award, the expected volatility of our stock price and the expected dividend yield. We evaluate the assumptions used to value stock options and stock purchase rights on a quarterly basis. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of our equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.

Fair Value of Financial Instruments
     Our financial instruments consist principally of cash and cash equivalents, short- and long-term marketable securities, accounts receivable and accounts payable. The fair value of substantially all our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The fair value of commercial paper included in cash equivalents was determined based on “Level 2” inputs, which were derived based on quoted prices for identical or similar assets, which had few transactions near the measurement period. We believe that the recorded values of all our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.
Marketable Securities
     We maintain an investment portfolio of various security holdings, types and maturities. Broadcom defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. It is our policy to invest in instruments that have a final maturity not to exceed three years and a portfolio weighted average maturity not to exceed 18 months. We do not use derivative financial instruments. All of our marketable securities are rated AA-/Aa3 or A-1/P-1 or above by the major credit rating agencies.
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
Goodwill and Other Long-Lived Assets
     Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Other long-lived assets primarily represent purchased intangible assets including developed technology, customer relationships and in-process research and development, or IPR&D. We currently amortize our intangible assets with definitive lives over periods ranging from one to fifteen years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up or, if that pattern cannot be reliably determined, using a straight-line amortization method. We capitalize IPR&D projects. On completion of each project, IPR&D assets will be amortized over their estimated useful lives. If any of the projects are abandoned, we would be required to impair the related IPR&D asset.
Guarantees and Indemnifications
     In some agreements to which we are a party, we have agreed to indemnify the other party for certain matters such as product liability. We include intellectual property indemnification provisions in our standard terms and conditions of sale for our products and have also included such provisions in certain agreements with third parties. We have and will continue to evaluate and provide reasonable assistance for these other parties. This may include certain levels of financial support to minimize the impact of the litigation in which they are involved. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions and no liabilities therefor have been recorded in the accompanying unaudited condensed consolidated financial statements. However, the maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant.

     We have obligations to indemnify certain of our present and former directors, officers and employees to the maximum extent not prohibited by law. Under these obligations, Broadcom is required (subject to certain exceptions) to indemnify each such director, officer and employee against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual. The potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain directors’ and officers’ insurance policies that may generally limit our exposure and enable us to recover a portion of the amounts paid with respect to such obligations; however, we will not be able to effect any further recoveries under such policies with respect to currently pending litigation concerning our prior equity award practices.
Recent Accounting Pronouncements
     In January 2010 the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (FASB Statement No. 166, Accounting for Transfers of Financial Assets), or ASU 2009-16, which eliminates the concept of a “qualifying special-purpose entity” (QSPE), revises conditions for reporting a transfer of a portion of a financial asset as a sale (e.g., loan participations), clarifies the derecognition criteria, eliminates special guidance for guaranteed mortgage securitizations, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASU 2009-16 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this ASU effective January 1, 2010, which did not have a material impact on our financial statements.
     In January 2010 the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R)), which revises analysis for identifying the primary beneficiary of a variable interest entity, or VIE, by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this ASU effective January 1, 2010, which did not have a material impact on our financial statements.
2. Supplemental Financial Information
Net Revenue
     The following table presents details of our product revenue:

	Three Months Ended
	March 31,
	2010	2009
Product sales made through direct sales force (1)	80.5%	82.4%
Product sales made through distributors	19.5	17.6

	100.0%	100.0%

(1)	Includes 5.5% and 7.8% of product sales maintained under hubbing arrangements with certain of our customers in the three months ended March 31, 2010 and 2009, respectively.
     Income from the Qualcomm Agreement is expected to be recognized in the remainder of 2010 through 2013 as follows:

	2010	2011	2012	2013	Thereafter	Total
			(In thousands)
Income from Qualcomm Agreement	$155,021	$206,695	$186,012	$86,400	$—	$634,128

Inventory
     The following table presents details of our inventory:

	March 31,	December 31,
	2010	2009
	(In thousands)
Work in process	$213,644	$157,148
Finished goods	189,795	205,280

	$403,439	$362,428

Property and Equipment
     The following table presents details of our property and equipment:

		March 31,	December 31,
	Useful Life	2010	2009
	(In years)	(In thousands)
Leasehold improvements	1 to 10	$163,387	$163,302
Office furniture and equipment	3 to 7	26,672	26,382
Machinery and equipment	3 to 5	250,912	235,142
Computer software and equipment	2 to 4	126,767	122,213
Construction in progress	N/A	4,393	6,666

		572,131	553,705
Less accumulated depreciation and amortization		(344,545)	(324,388)

		$227,586	$229,317

Goodwill
     The following table summarizes the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband	Mobile &	Enterprise
	Communications	Wireless	Networking	Consolidated
	(In thousands)
Goodwill	$483,029	$802,269	$1,873,623	$3,158,921
Accumulated impairment losses	—	(543,198)	(1,286,109)	(1,829,307)

Goodwill at January 1, 2010	$483,029	$259,071	$587,514	$1,329,614
Goodwill acquired during the year	—	1,124	35,799	36,923

Goodwill at March 31, 2010	$483,029	$260,195	$623,313	$1,366,537

Effects of foreign currency translation				6,129

Goodwill at March 31, 2010				$1,372,666

Purchased Intangible Assets
     The following table presents details of our purchased intangible assets:

	March 31, 2010			December 31, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)
Developed technology	$325,050	$(214,726)	$110,324	$278,297	$(207,517)	$70,780
In-process research and development	61,460	—	61,460	50,860	—	50,860
Customer relationships	120,566	(81,297)	39,269	107,366	(79,212)	28,154
Customer backlog	5,736	(4,191)	1,545	3,736	(3,736)	—
Other	9,414	(8,186)	1,228	9,214	(8,081)	1,133

	$522,226	$(308,400)	$213,826	$449,473	$(298,546)	$150,927

Effects of foreign currency translation			3,142			—

			$216,968			$150,927

     The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cost of product revenue	$7,219	$4,113
Other operating expenses	2,647	4,159

	$9,866	$8,272

     The following table presents details of the amortization of existing purchased intangible assets, including IPR&D, that is currently estimated to be expensed in the remainder of 2010 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Cost of product revenue	$23,377	$37,921	$40,413	$31,949	$40,579	$174,239
Other operating expenses	14,695	6,381	3,443	3,083	15,127	42,729

	$38,072	$44,302	$43,856	$35,032	$55,706	$216,968

Accrued Liabilities
     The following table presents details of our accrued liabilities:

	March 31,	December 31,
	2010	2009
	(In thousands)
Accrued rebates	$194,574	$162,212
Accrued settlement charges	175,814	176,707
Accrued legal costs	29,553	36,739
Accrued taxes	12,960	13,854
Warranty reserve	14,458	10,430
Restructuring liabilities	898	1,328
Other	39,596	32,024

	$467,853	$433,294

Other Long-Term Liabilities
     The following table presents details of our other long-term liabilities:

	March 31,	December 31,
	2010	2009
	(In thousands)
Deferred rent	$33,319	$32,931
Accrued taxes	23,747	24,919
Deferred tax liabilities	22,925	22,722
Other long-term liabilities	5,763	5,866

	$85,754	$86,438

Accrued Rebate Activity
     The following table summarizes the activity related to accrued rebates:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Beginning balance	$162,212	$125,058
Charged as a reduction of revenue	103,870	50,515
Reversal of unclaimed rebates	(1,829)	(2,836)
Payments	(69,679)	(60,794)

Ending balance	$194,574	$111,943

Warranty Reserve Activity
     The following table summarizes activity related to the warranty reserve:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Beginning balance	$10,430	$11,473
Charged to costs and expenses	4,610	1,054
Payments	(582)	(912)

Ending balance	$14,458	$11,615

Restructuring Activity
     The following table summarizes activity related to our current and long-term restructuring liabilities:

Three Months Ended
March 31, 2010
(In thousands)
Beginning balance	$1,328
Charged to expense	442
Reversal of restructuring costs	(12)
Payments	(860)

Ending balance	$898

Computation of Net Income Per Share
     The following table presents the computation of net income per share:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)
Numerator: Net income (loss)	$210,164	$(91,940)

Denominator: Weighted average shares outstanding	495,382	490,289
Less: Unvested common shares outstanding	(23)	(94)

Denominator for net income per share (basic)	495,359	490,195
Effect of dilutive securities:
Unvested common shares outstanding	11	—
Stock awards	31,597	—

Denominator for net income per share (diluted)	526,967	490,195

Net income (loss) per share (basic)	$0.42	$(0.19)

Net income (loss) per share (diluted)	$0.40	$(0.19)

     Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 52.5 million and 126.3 million anti-dilutive common share equivalents in the three months ended March 31, 2010 and 2009, respectively.

Supplemental Cash Flow Information
     We paid $7.6 million in the three months ended March 31, 2010 related to capital equipment purchases that were accrued at December 31, 2009 and had billings of $4.3 million for capital equipment that were accrued but not yet paid as of March 31, 2010. In addition, at March 31, 2010 we had foreign currency translation adjustments of $9.3 million related to goodwill and purchased intangible assets. These amounts have been excluded from the unaudited condensed consolidated statements of cash flows.
3. Business Combinations
     In March 2010 we acquired Teknovus, Inc., a leading supplier of Ethernet Passive Optical Network chipsets and software, for $100.1 million, net of cash acquired. We also assumed $14.6 million of debt which was subsequently repaid in the three months ended March 31, 2010. We also made an additional acquisition in 2010 for $2.4 million. There were no equity awards assumed in these acquisitions. There were no acquisitions consummated in the three months ended March 31, 2009.
     A portion of the cash consideration in the above acquisitions is currently held in escrow pursuant to the terms of the acquisition agreements and is reflected in goodwill as we believe the likelihood of the escrow fund being utilized by us is remote.
     Our primary reason for the Teknovus acquisition was to enter into and expand our market share in the Enterprise Networking market, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. The principal factor that resulted in recognition of goodwill was that the purchase price for each acquisition was based in part on cash flow projections assuming the integration of any acquired technology and products with our products, which is of considerably greater value than utilizing each acquired company’s technology or product on a standalone basis.
     We allocated the purchase price of each of these acquisitions to tangible assets, liabilities and identifiable intangible assets acquired, as well as IPR&D, if identified, based on their estimated fair values. The excess of each purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Intangible assets, including IPR&D, are amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up or, if that pattern cannot be reliably determined, using a straight-line amortization method.

     We calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices on the respective acquisition dates. Based upon those calculations, the purchase prices for the acquisitions were allocated as follows:

2010
Acquisitions
(In thousands)
Fair Market Values
Cash and cash equivalents	$9,196
Accounts receivable, net	4,292
Inventory	7,249
Prepaid and other current assets	863
Property and equipment, net	1,640
Other assets	70
Goodwill	36,923
Purchased intangible assets	72,753

Total assets acquired	132,986
Accounts payable	(970)
Wages and related benefits	(1,308)
Debt	(14,560)
Accrued liabilities	(3,813)
Long-term liabilities	(658)

Total liabilities assumed	(21,309)

Purchase price allocation	$111,677

	Useful	2010
	Life	Acquisitions
	(In years)	(In thousands)
Purchased Intangible Assets:
Developed technology	2 - 10	$46,753
In-process research and development	3 - 7	10,600
Customer relationships	2	13,200
Other	1 - 4	2,200

		$72,753

Purchased Intangible Assets
     Developed technology represents core technology and completed technology. Core technology represents the fundamental technology that survives multiple product iterations and has passed technological feasibility. We generally use a relief-from-royalty method to value core technology, based on market royalties for similar fundamental technologies. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the completed technology. The market-derived royalty rate is then applied to estimate the royalty savings. Completed technology is specific to certain products acquired that have also passed technological feasibility. We generally use a multi-period excess earnings approach to value completed technology. The multi-period excess earnings approach calculates the value based on the risk adjusted present value of the cash flows specific to the products, allowing for a reasonable return.

     Customer relationships represent future projected revenue that will be derived from sales of future versions of existing products to existing customers of the acquired companies.
In-Process Research and Development
     In 2010 we capitalized $10.6 million of IPR&D costs primarily related to our acquisition of Teknovus. Upon completion of each project, the related IPR&D assets will be amortized over their estimated useful lives. If any of the projects are abandoned, we will be required to impair the related IPR&D asset.
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
     The following table summarizes the significant assumptions underlying the valuation of IPR&D at the acquisition date:

Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D
			(In years)	(In millions)		(In millions)
Teknovus, Inc.	Ethernet Passive Optical Network (EPON) chipsets and software	11.2%	0.9	$19.3	25.9%	$10.6
     As of the acquisition date, certain ongoing development projects were in process. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition. At March 31, 2010 all development projects from our Dune Networks, Inc. and Teknovus acquisitions were still in process. Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.
Supplemental Pro Forma Data (Unaudited)
     The unaudited pro forma statement of operations data below gives effect to the Dune Networks and Teknovus acquisitions that were completed in December 2009 and March 2010, respectively, as if they had occurred at the beginning of 2009. The following data includes the amortization of purchased intangible assets and stock-based compensation expense. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place at the beginning of 2009.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)
Pro forma net revenue	$1,468,542	$866,215

Pro forma net income (loss)	$202,835	$(102,062)

Pro forma net income (loss) per share (diluted)	$0.38	$(0.21)

4. Cash, Cash Equivalents and Marketable Securities
     A summary of our cash, cash equivalents and short- and long-term marketable securities by major security type follows:

		Short-Term	Long-Term
	Cash and	Marketable	Marketable
	Cash Equivalents	Securities	Securities	Total
	(In thousands)
March 31, 2010
Cash	$64,301	$—	$—	$64,301
Time deposits	848,090	—	—	848,090
U.S. Treasury and agency money market funds	493,943	—	—	493,943
U.S. Treasury and agency obligations	—	518,896	301,766	820,662
Corporate bonds	—	17,302	9,153	26,455
Institutional money market funds	101,575	—	—	101,575

	$1,507,909	$536,198	$310,919	$2,355,026

December 31, 2009
Cash	$74,044	$—	$—	$74,044
Time deposits	571,959	—	—	571,959
U.S. Treasury and agency money market funds	515,930	—	—	515,930
U.S. Treasury and agency obligations	—	521,022	436,518	957,540
Commercial paper(1)	79,988	—	—	79,988
Corporate bonds	—	11,259	2,098	13,357
Institutional money market funds	155,172	—	—	155,172

	$1,397,093	$532,281	$438,616	$2,367,990

(1)	The fair value of the $80.0 million of commercial paper included in cash equivalents at December 31, 2009 was determined based on “Level 2” inputs, which were derived based on quoted prices for identical or similar assets, which had few transactions near the measurement period. There were no transfers between “Level 1” and “Level 2” securities during the three months ended March 31, 2010.

     The following table shows the gross unrealized gains and losses and fair values for those investments aggregated by major security type:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2010
U.S. Treasury and agency obligations	$818,869	$1,859	$(66)	$820,662
Corporate bonds	26,461	12	(18)	26,455

	$845,330	$1,871	$(84)	$847,117

December 31, 2009
U.S. Treasury and agency obligations	$956,944	$724	$(128)	$957,540
Commercial paper	79,988	—	—	79,988
Corporate bonds	13,364	5	(12)	13,357

	$1,050,296	$729	$(140)	$1,050,885

     All of our long-term marketable securities had maturities of between one and two years in duration at March 31, 2010.
     As of March 31, 2010 we had 25 investments that were in an unrealized loss position of $0.1 million. The gross unrealized losses related to these investments were due to changes in interest rates. We have determined that the gross unrealized losses on these investments at March 31, 2010 are temporary in nature. We review our investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
5. Income Taxes
     We recorded a tax provision of $2.3 million and a tax benefit of $5.0 million in the three months ended March 31, 2010 and 2009, respectively. Our effective tax rates were 1.0% and 5.2% in the three months ended March 31, 2010 and 2009, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate in the three months ended March 31, 2010 and 2009, domestic losses recorded without income tax benefit in the three months ended March 31, 2009, and $3.9 million of tax benefits in the three months ended March 31, 2010 resulting primarily from the March 22, 2010 decision in the U.S. Court of Appeals for the Ninth Circuit case concerning Xilinx (as discussed below) and $1.0 million of tax benefits in the three months ended March 31, 2009, resulting primarily from the expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions. Additionally, we recorded a tax benefit of $3.9 million in the three months ended March 31, 2009 reflecting the utilization of a portion of our credits for increasing research activities (research and development tax credits) pursuant to a provision contained in the American Recovery and Reinvestment Act of 2009, which was enacted in February 2009.
     We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $10.7 million and $11.2 million at March 31, 2010 and December 31, 2009, respectively.

     As previously disclosed, on May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit in the case between Xilinx, Inc. and the Commissioner of Internal Revenue, overturned a 2005 U.S. Tax Court ruling regarding treatment of certain compensation expenses under a Company’s research and development cost-sharing arrangements with affiliates. The Court of Appeals held that related parties to such an arrangement must share stock-based compensation expenses, notwithstanding the fact that unrelated parties in such an arrangement would not share such costs. The case was subject to further appeal. As a result of this May 27, 2009 decision, we reduced our gross deferred tax assets for federal and state net operating loss carryforwards and capitalized research and development costs, increased in our deferred tax assets for certain tax credits, and increased our tax provision in 2009 by $3.2 million.
     On January 13, 2010, the U.S. Court of Appeals for the Ninth Circuit withdrew its May 27, 2009 ruling in the Xilinx case and subsequently issued a new decision in favor of Xilinx on March 22, 2010, thereby affirming the August 30, 2005 decision of the U.S. Tax Court. Consequently, during the quarter ended March 31, 2010, we reversed the amounts we had previously recorded in 2009 related to the court’s May 27, 2009 decision. As a result, in the quarter ended March 31, 2010, we reduced our tax provision by $3.2 million and adjusted certain of our gross deferred tax assets. Included in these adjustments was an increase in our federal and state net operating loss carryforwards of approximately $665 million and $455 million, respectively, an increase of federal and state capitalized research and development costs of approximately $10 million each, an increase in our deferred tax assets relating to stock-based compensation of approximately $65 million, and a decrease in certain tax credits of approximately $10 million. These changes in our gross deferred tax assets were fully offset by a valuation allowance adjustment, and therefore did not result in any change in our net deferred tax assets or our income tax expense for the three months ended March 31, 2010. In addition to the adjustments related to the March 22, 2010 Xilinx decision, in the three months ended March 31, 2010, we reduced our federal and state net operating losses by approximately $60 million for adjustments to our intercompany charges to foreign affiliates for the years ended 2001 to 2009. This reduction to our net operating losses is fully offset by a corresponding adjustment to the valuation allowance for deferred tax assets resulting in no net change to net deferred tax assets in our unaudited condensed consolidated balance sheet and no adjustment to our income tax expense.
     We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2002 through 2009 tax years generally remain subject to examination by tax authorities.
     Our income tax returns for the 2004, 2005 and 2006 tax years and our employment tax returns for the 2003, 2004, 2005 and 2006 tax years are currently under examination by the Internal Revenue Service. We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations. In March 2010, a Notice of Proposed Adjustment, or NOPA, was received relating to the IRS examination of our 2004, 2005 and 2006 income tax returns. The NOPA primarily relates to cost-sharing methodologies of stock based compensation, as well as other cost-sharing related issues. In light of the Ninth Circuit Xilinx decision, we believe the stock based compensation matters identified in the NOPA and the settlement of the remaining proposed adjustments will not result in a material adverse financial impact on our results of operations.
     We operate under tax holidays in Singapore, which are effective through March 31, 2014. The tax holidays are conditional upon our continued compliance in meeting certain employment and investment thresholds.
     The research and development tax credit provisions of the Emergency Economic Stabilization Act of 2008 expired December 31, 2009 and were not extended as of March 31, 2010. As of March 31, 2010 our federal and state research and development tax credits totaled $838.2 million, which is subject to a full valuation allowance.
6. Shareholders’ Equity
Share Repurchase Programs
     From time to time our Board of Directors has authorized various programs to repurchase shares of our Class A common stock depending on market conditions and other factors. We repurchased a total of 5.2 million shares of our Class A common stock at a weighted average price of $29.75 per share in the three months ended March 31,

2010 under the program we announced in July 2008. This program to repurchase shares with an aggregate value of up to $1.0 billion was completed in March 2010, at which time we had repurchased 47.6 million shares of Class A common stock at a weighted average price of $21.01 per share under the program.
     In February 2010 we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset dilution associated with our stock incentive plans. The maximum number of shares of our Class A common stock that may be repurchased in any one year is equal to the total number of shares issued pursuant to our equity awards in the previous year and the current year. Purchases may be made in both the open market and through negotiated transactions. The share repurchase program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. This program may also be complemented with an additional share repurchase program in the future. There have been no repurchases to date under this program.
     Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Quarterly Dividend
     In January 2010 our Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. We declared the first quarterly cash dividend of $0.08 per common share payable to holders of our common stock. The dividend was paid March 8, 2010 to holders of our Class A and Class B common stock of record at the close of business February 19, 2010 and totaled $39.6 million.
Comprehensive Income
     The components of comprehensive income (loss), net of taxes, are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net income (loss)	$210,164	$(91,940)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	1,198	(2,764)
Translation adjustments	5,623	1,099

Total comprehensive income (loss)	$216,985	$(93,605)

7. Employee Benefit Plans
Combined Incentive Plan Activity
     Activity under all stock option incentive plans in the three months ended March 31, 2010 is set forth below:

	Options Outstanding
			Weighted	Weighted
			Average	Average
		Exercise	Exercise	Grant-Date
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
	(In thousands)
Balance at December 31, 2009	113,406	$.01 - 81.50	$25.71	$15.71
Options granted	2,668	29.39 - 31.82	29.46	9.39
Options cancelled	(422)	.01 - 45.94	34.39	15.95
Options exercised	(4,015)	.01 - 32.98	20.52	22.35

Balance at March 31, 2010	111,637	$.01 - 81.50	$25.95	$15.32

     Restricted stock unit activity in the three months ended March 31, 2010 is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance at December 31, 2009	28,693	$25.58
Restricted stock units granted	9,657	28.91
Restricted stock units cancelled	(303)	25.29
Restricted stock units vested	(2,974)	28.52

Balance at March 31, 2010	35,073	$26.25

     In February 2010, as part of Broadcom’s regular annual equity compensation review program, our Compensation Committee granted 10.1 million shares subject to equity awards, which included 2.2 million shares under employee stock options and 7.9 million restricted stock units. The amount of unearned stock-based compensation associated with these awards is $247.6 million and is estimated to be expensed from 2010 through 2014.
     The per share fair values of stock options and employee stock purchase rights granted in the three months ended March 31, 2010 in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

		Employee
	Employee	Stock
	Stock	Purchase
	Options	Rights
Expected life (in years)	4.50	0.62
Volatility	0.39	0.38
Risk-free interest rate	1.99%	0.21%
Dividend yield	1.10%	0.60%
Weighted average fair value	$9.39	$7.08
     The weighted average fair values per share of the restricted stock units granted in the three months ended March 31, 2010 was $28.91 calculated based on the fair market value of our Class A common stock on the respective grant dates less any expected dividend yield.
Stock-Based Compensation Expense
     The following table presents details of total stock-based compensation expense that is included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cost of product revenue	$6,515	$5,877
Research and development	89,043	89,262
Selling, general and administrative	31,083	28,634

	$126,641	$123,773

     The amount of unearned stock-based compensation currently estimated to be expensed from 2010 through 2014 related to unvested share-based payment awards at March 31, 2010 is $991.8 million. The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2010 through 2014 related to unvested share-based payment awards at March 31, 2010:

	2010	2011	2012	2013	2014	Total
			(In thousands)
Unearned stock-based compensation	$336,191	$338,558	$208,229	$102,000	$6,779	$991,757
     The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.5 years.
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
8. Litigation
     Intellectual Property Proceedings. In December 2006 SiRF Technology, Inc., or SiRF, filed a complaint in the United States District Court for the Central District of California against Global Locate, Inc., a privately-held company that became a wholly-owned subsidiary of Broadcom in July 2007, alleging that certain Global Locate products infringe four SiRF patents relating generally to GPS technology. In January 2007 Global Locate filed an answer denying the allegations in SiRF’s complaint and asserting counterclaims. The counterclaims seek a declaratory judgment that the four SiRF patents are invalid and not infringed, assert that SiRF has infringed four

Global Locate patents relating generally to GPS technology, and assert unfair competition and antitrust violations related to the filing of sham litigation. In May 2007 the court granted Global Locate’s motion to stay the case until the U.S. International Trade Commission, or ITC, actions between Global Locate and SiRF, discussed below, become final.
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
     In January 2009 the Commission issued a Final Determination and upheld the ITC administrative law judge’s August 2008 initial determination finding that SiRF and the other SiRF respondants infringe six Global Locate patents and that each of the six patents was not invalid. The Commission also issued an exclusion order banning the importation into the United States of infringing SiRF chips and the SiRF Defendants’ products containing infringing SiRF chips and a cease and desist order prohibiting SiRF and the certain other SiRF Defendants from engaging in certain activities related to the infringing chips. In April 2010, the United States Court of Appeals for the Federal Circuit affirmed the ITC’s decision.
     In May 2008 Broadcom filed a complaint in the United States District Court for the Central District of California against SiRF, alleging that certain SiRF GPS and multimedia products infringe four Broadcom patents relating generally to graphics and communications technology. The District Court complaint seeks preliminary and permanent injunctions against SiRF and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In June 2008 SiRF answered the complaint and asserted counterclaims seeking a declaratory judgment that Broadcom’s patents are invalid and not infringed. In September 2008 the court denied SiRF’s motion to stay the case. Discovery is ongoing. In October 2009, Broadcom amended its complaint to add CSR plc as a defendant and assert claims alleging false advertisement and unfair competition. In October 2009 SiRF answered the amended complaint denying liability and asserting counterclaims alleging false advertising and unfair competition. In December 2009 we answered SiRF’s counterclaims denying liability. In December 2009, the judge granted the parties joint stipulation of dismissal with prejudice for all claims relating to one of the Broadcom patents; three Broadcom patents remain in the lawsuit. Trial has been set for January 2011.

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
     In April 2010, Wi-LAN Inc. filed a new complaint against us and multiple other defendants in the United States District Court for the Eastern District of Texas alleging that certain Broadcom Bluetooth products infringe a fifth Wi-LAN patent. The complaint seeks a permanent injunction, damages, and attorney’s fees. We are reviewing the complaint and have not yet filed a response. No trial date has been set.
     In September 2009 we filed a complaint in the United States District Court for the Central District of California against Emulex Corporation, or Emulex, alleging infringement of ten patents generally relating to networking technologies. In February 2010, we amended our complaint to allege infringement of an additional patent, bringing the total to eleven. Our complaint seeks preliminary and permanent injunctions against Emulex and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In its answer, Emulex denied liability and asserted counterclaims seeking a declaratory judgment that the eleven patents are invalid and not infringed. Discovery is currently underway, with trial set for September 2011.
     In November 2009 we filed a complaint in the United States District Court for the Eastern District of Texas against the Commonwealth Scientific and Industrial Research Organisation (CSIRO) seeking a declaratory judgment that U.S. Patent Number 5,487,069 is invalid, unenforceable and not infringed. CSIRO has not yet answered the complaint. Trial has been set for October 2011.
     Securities Litigation and Other Related Matters. In November 2009 Emulex filed a complaint in the Central District of California against Broadcom alleging violation of the antitrust laws, defamation, and unfair competition. The complaint seeks injunctive relief and monetary damages, including treble damages and attorneys’ fees. In January 2010, Emulex filed an amended complaint in which Emulex removed, among other things, the claim of unfair competition. In February 2010, we filed motions to dismiss the case, which are scheduled to be heard in May 2010. No trial date has been set. We intend to defend this action vigorously.
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
     In August 2009 Broadcom, by and through its SLC, plaintiffs and certain of the defendants executed a Stipulation and Agreement of Partial Settlement, or Partial Derivative Settlement, in the federal derivative action pertaining to past employee stock option grants. The Partial Derivative Settlement resolved all claims in the action against the defendants, other than three individuals: Dr. Henry T. Nicholas, III, our former President and Chief Executive Officer and former Co-Chairman of the Board, William J. Ruehle, our former Chief Financial Officer, and Dr. Henry Samueli, our Chief Technical Officer. In connection with the Partial Derivative Settlement, Broadcom and certain of the defendants also entered into a settlement with Broadcom’s directors and officers liability insurance carriers, or Insurance Agreement. On September 30, 2009 the United States District Court for the Central District of California issued an order preliminarily approving the Partial Derivative Settlement. On December 14, 2009, the District Court entered an order granting final approval of the Partial Derivative Settlement. On January 6, January 8 and January 11, 2010, Dr. Nicholas, Mr. Ruehle, and Dr. Samueli filed notices of appeal of the order in the United States Court of Appeals for the Ninth Circuit.
     On March 31, 2010 the SLC formally and unanimously adopted a Report of the Special Litigation Committee of the Board of Directors of Broadcom, or Report. On April 1, 2010, the SLC directed Broadcom’s General Counsel to file a motion for summary judgment in the derivative action based on the findings and recommendations of the Report. That motion was filed April 5, 2010, seeking dismissal of the claims against the three remaining defendants. We cannot predict whether the District Court will grant the motion.
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
     In December 2009 we agreed in principle to settle the Stock Option Class Actions. Under the proposed settlement, the claims against Broadcom and its current and former officers and directors will be dismissed with prejudice and released in exchange for a $160.5 million cash payment by Broadcom. We recorded the settlement amount as a one-time charge in 2009. The proposed settlement remains subject to the satisfaction of various conditions, including negotiation and execution of a final stipulation of settlement and court approval. If these conditions are satisfied, the proposed settlement will resolve all claims in the Stock Option Class Actions against Broadcom and the individual defendants. In the event that we are unable to execute a final stipulation of settlement and obtain court approval, our ultimate liability could differ materially.

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
     We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, arising from the Options Derivative Actions, the Stock Option Class Actions and the SEC and U.S. Attorney’s Office investigations described below (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). The potential amount of the future payments we could be required to make under these indemnification obligations could be significant and could have a material impact on our results of operations. Pursuant to the Insurance Agreement, and subject to the terms described more completely therein, including relinquishing of rights to any further recovery as to the matters described above under these directors’ and officers’ liability insurance policies by Broadcom and certain of its former and current officers and directors, Broadcom received payments totaling $118.0 million from its insurance carriers. That amount includes $43.3 million in reimbursements previously received from the insurance carriers under reservations of rights, and $74.7 million paid to Broadcom upon final approval of the Partial Derivative Settlement. In addition, Broadcom paid $11.5 million to the lead federal derivative plaintiffs’ counsel for attorneys’ fees, expenses and costs of plaintiffs’ counsel in connection with the Partial Derivative Settlement and their prosecution of the derivative action.
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
     In May 2008 the SEC filed a complaint in the United States District Court for the Central District of California (Case No. SACV08-539 CJC (RNBx)) against Dr. Samueli and three other former executive officers of Broadcom, relating to its previously-disclosed investigation of the company’s historical stock option granting practices. The SEC’s civil complaint alleged that Dr. Samueli, along with the other defendants, violated the anti-fraud provisions of the federal securities laws, falsified books and records, and caused the company to report false financial results. The SEC’s complaint seeks to: (i) enjoin the defendants from future violations of the securities laws; (ii) require two of the defendants to disgorge any ill-gotten gains and pay prejudgment interest; (iii) require all defendants to pay civil monetary penalties; (iv) require two defendants to disgorge bonuses and stock sales profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002; (v) bar all defendants from serving as officers or directors of a public company; and (vi) provide other appropriate relief. On December 15, 2009, in connection with the criminal matters discussed below, the District Court dismissed the SEC’s complaint without prejudice as to all defendants. The SEC was given 30 days to refile or amend its complaint if it chose to do so. On February 4, 2010, the SEC filed a notice indicating that it would not proceed with the case. After the SEC complaint was dismissed, Dr. Samueli was re-elected Chief Technical Officer. He is not currently a director or an executive officer.

     In August 2006 we were informally contacted by the U.S. Attorney’s Office for the Central District of California and asked to produce documents related to our historical option granting practices. We cooperated with the U.S. Attorney’s Office and provided substantial amounts of documents and information to the U.S. Attorney’s Office on a voluntary basis and pursuant to grand jury subpoenas. In June 2008 Dr. Nicholas and Mr. Ruehle were named in an indictment relating to alleged stock option backdating at the company. Also, in June 2008 Dr. Samueli pled guilty to making a materially false statement to the SEC in connection with its investigation of alleged stock options backdating at the company. In September 2008 the United States District Court for the Central District of California rejected Dr. Samueli’s plea agreement. Dr. Samueli appealed the ruling to the United States Court of Appeals for the Ninth Circuit, but that court rejected his appeal. On December 7, 2009, the District Court granted Dr. Samueli use immunity so that he could testify in Mr. Ruehle’s trial. On December 8, 2009, at the conclusion of Dr. Samueli’s testimony, the District Court set aside Dr. Samueli’s guilty plea and dismissed the information against him. Mr. Ruehle’s trial began in October 2009 and concluded December 15, 2009. After both sides rested, the District Court dismissed the indictment against Mr. Ruehle on the grounds of prosecutorial misconduct and insufficient evidence of criminal intent. The District Court simultaneously dismissed the option charges against Dr. Nicholas, which were scheduled to be tried in February 2010. The U.S. Attorney’s office has filed notices of appeal as to both Dr. Nicholas and Dr. Samueli, but has also represented to the District Court that no final decision has yet been reached as to whether those appeals will be pursued. Any further action by the U.S. Attorney’s Office or another governmental agency could result in additional civil or criminal sanctions and/or fines against us and/or certain of our current or former officers, directors and/or employees.
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
9. Business Enterprise Segments
     Broadcom has three reportable segments consistent with our target markets. Our three reportable segments are: Broadband Communications (Home), Mobile & Wireless (Hand) and Enterprise Networking (Infrastructure).
     Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level. Our Mobile & Wireless reportable segment comprises our Mobile Platforms and Wireless Connectivity businesses. Our Mobile Platforms and Wireless Connectivity businesses (originally operated as a single operating segment) are reported separately to the CODM to allow greater management focus on our Mobile Platform opportunity. However as the customers, economics, and competitors substantially overlap, and the product functionality is being integrated across these products in our own and competitor roadmaps, we aggregate these two businesses into one reportable segment, Mobile & Wireless.
     We also report an “All Other” category that primarily includes licensing revenue from our agreement with Verizon Wireless and income from the Qualcomm Agreement since they are principally the result of corporate efforts. “All Other” also includes operating expenses that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. Operating costs and expenses that are not allocated include stock-based compensation, amortization of purchased intangible assets, impairment of goodwill and other long-lived assets, net settlement costs, net restructuring costs, charitable contributions, employer payroll tax on certain stock option exercises, and other miscellaneous expenses related to corporate allocations that were either over or under the original projections at the beginning of the year. We include stock-based compensation and acquisition-related items in the “All Other” category as decisions regarding equity compensation are made at the corporate level and our CODM believes that acquisition accounting distorts the underlying economics of the reportable segment. Our CODM does not review any information regarding total assets on an operating segment basis. The accounting policies for segment reporting are the same as for Broadcom as a whole.
     The following table presents details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband	Mobile &	Enterprise	All
	Communications	Wireless	Networking	Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2010
Net revenue	$463,785	$554,294	$392,296	$51,924	$1,462,299
Operating income (loss)	84,203	60,937	150,168	(87,976)	207,332

Three Months Ended March 31, 2009
Net revenue	$317,254	$298,862	$218,351	$18,969	$853,436
Operating income (loss)	10,284	(40,477)	41,602	(114,442)	(103,033)
Included in the “All Other” category:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net revenue	$51,924	$18,969

Stock-based compensation	$126,641	$123,773
Amortization of purchased intangible assets	9,866	8,272
Settlement costs, net	2,816	1,150
Restructuring costs, net	430	7,111
Employer payroll tax on certain stock option exercises	1,568	733
Miscellaneous corporate allocation variances	(1,421)	(7,628)

Total other operating costs and expenses	$139,900	$133,411

Total operating income (loss) for the “All Other” category	$(87,976)	$(114,442)

     Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended
	March 31,
	2010	2009
Five largest customers as a group	35.2%	33.6%
     In the three months ended March 31, 2010 we had one customer that represented 12.4% of our total net revenue.
     Product revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States, as a percentage of product revenue was as follows:

	Three Months Ended
	March 31,
	2010	2009
Asia (primarily in Korea, China, Japan and Taiwan)	41.6%	36.6%
Europe (primarily in the United Kingdom, Finland and France)	14.1	13.3
Other	0.8	0.3

	56.5%	50.2%

     Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Three Months Ended
	March 31,
	2010	2009
Asia (primarily in China, Hong Kong, Singapore and Taiwan)	92.7%	87.4%
Europe (primarily in Sweden, France and Hungary)	2.4	4.0
Other	1.2	1.3

	96.3%	92.7%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
     You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.
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
     All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected total net revenue, costs and expenses and product gross margin; our accounting estimates, assumptions and judgments; our success in pending litigation matters; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense; the demand for our products; the effect that recent economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our potential needs for additional capital; inventory and accounts receivable levels; the impact of the Internal Revenue Service review of certain income and employment tax returns on our results of operations; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; the level of accrued rebates; income we expect to record in connection with the Qualcomm Agreement; and the impact of litigation related to the January 2007 restatement of our financial statements for prior periods. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement, except as otherwise required by law.
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
     We sell our products to leading wired and wireless communications manufacturers in each of our reportable segments: Broadband Communications (Home), Mobile & Wireless (Hand) and Enterprise Networking (Infrastructure). Our Mobile & Wireless reportable segment comprises our Mobile Platforms and Wireless Connectivity businesses. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into products used in multiple markets. We utilize independent foundries and third-party subcontractors to manufacture, assemble and test all of our semiconductor products.
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
     Our product revenue consists principally of sales of semiconductor devices and, to a lesser extent, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. The majority of our product sales occur through the efforts of our direct sales force. The remaining balance of our product sales occurs through distributors. Our licensing revenue and income from the Qualcomm Agreement is generated from the licensing of our intellectual property, of which the vast majority to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm Incorporated. The licensing revenue from our agreement with Verizon Wireless ended in March 2009 and the income from the Qualcomm Agreement is non-recurring and will terminate in 2013. There can be no assurances that we will be able to enter into similar arrangements in the future.
     A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2009 Annual Report on Form 10-K.
     Operating Results for the Three Months Ended March 31, 2010
     In the three months ended March 31, 2010 our net income was $210.2 million as compared to a net loss of $91.9 million in the three months ended March 31, 2009, a difference of $302.1 million. This increase in profitability was the direct result of a broad-based increase in net revenue of 71.3% and a 480 basis point increase in our total gross margin. These increases were partially offset by an increase in our research and development and selling, general and administrative expenses of $56.0 million, primarily related to increase in headcount of 8.1% from the March 31, 2009 level as well as an increase in development and design costs. Other highlights include the following:
•	We generated cash flow from operations of $267.8 million during the three months ended March 31, 2010. Our cash and cash equivalents and marketable securities were $2.355 billion at March 31, 2010, compared with $2.368 billion at December 31, 2009.

•	In January 2010 our Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. We declared the first quarterly cash dividend of $0.08 per share which was paid March 8, 2010 to holders of our Class A and Class B common stock of record at the close of business February 19, 2010 and totaled $39.6 million.

•	In February 2010, as part of Broadcom’s regular annual equity compensation review program, our Compensation Committee granted 10.1 million shares subject to equity awards, which included 2.2 million shares under employee stock options and 7.9 million restricted stock units. The amount of unearned stock-

based compensation associated with these grants is $247.6 million and is estimated to be expensed from 2010 through 2014.

•	In March 2010 we acquired Teknovus, Inc., a leading supplier of Ethernet Passive Optical Network chipsets and software, $100.1 million, net of cash acquired. We also assumed $14.6 million of debt which was subsequently repaid in the three months ended March 31, 2010.

•	We repurchased a total of 5.2 million shares of our Class A common stock at a weighted average price of $29.75 per share in the three months ended March 31, 2010 and we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset the dilution associated with our stock incentive plans.
     Business Enterprise Segments.
     The following table presents details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband	Mobile &	Enterprise	All
	Communications	Wireless	Networking	Other	Consolidated

		(In thousands)
Three Months Ended March 31, 2010
Net revenue	$463,785	$554,294	$392,296	$51,924	$1,462,299
Operating income (loss)	84,203	60,937	150,168	(87,976)	207,332

Three Months Ended March 31, 2009
Net revenue	$317,254	$298,862	$218,351	$18,969	$853,436
Operating income (loss)	10,284	(40,477)	41,602	(114,442)	(103,033)
Included in the “All Other” category:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net revenue	$51,924	$18,969

Stock-based compensation	$126,641	$123,773
Amortization of purchased intangible assets	9,866	8,272
Settlement costs, net	2,816	1,150
Restructuring costs, net	430	7,111
Employer payroll tax on certain stock option exercises	1,568	733
Miscellaneous corporate allocation variances	(1,421)	(7,628)

Total other operating costs and expenses	$139,900	$133,411

Total operating income (loss) for the “All Other” category	$(87,976)	$(114,442)

     For additional information about our business enterprise segments, see further discussion in Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.

     Factors That May Impact Net Income (Loss)
     Our net income (loss) has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:
•	required levels of research and development and other operating costs;

•	stock-based compensation expense;

•	licensing of intellectual property and income from the Qualcomm Agreement;

•	deferral of revenue under multiple-element arrangements;

•	amortization of purchased intangible assets;

•	cash-based incentive compensation expense;

•	litigation costs and insurance recoveries, including our directors’ and officers’ insurance settlement;

•	settlement costs or gains, including our proposed class action settlement;

•	income tax benefits from adjustments to tax reserves of foreign subsidiaries;

•	the loss of interest income resulting from lower average interest rates and investment balance reductions resulting from expenditures on repurchases of our Class A common stock, dividends and acquisitions of businesses;

•	impairment of goodwill and long-lived assets;

•	charitable contributions;

•	other-than-temporary impairment of marketable securities and strategic investments;

•	restructuring costs or reversals thereof; and

•	gain (loss) on strategic investments.
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

In September 2009 the Financial Accounting Standards Board, or FASB, reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) vendor specific objective evidence, or VSOE ,or ii) third-party evidence, or TPE, before an entity can recognize the portion of overall arrangement consideration that is attributable to items that have already been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities are required to estimate the selling prices of those elements. Overall arrangement consideration is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. We adopted the provisions of these ASUs effective January 1, 2010, which did not have a material impact on our results of operations.

We defer revenue and income when advance payments are received from customers before performance obligations have been completed and/or services have been performed. Deferred revenue and income do not include amounts from products delivered to distributors that the distributors have not yet sold through to their end customers.

•	Income from the Qualcomm Agreement. The Qualcomm Agreement is a multiple element arrangement. We allocated the $891.2 million payment due us under the Qualcomm Agreement amongst several elements. A gain from the settlement of litigation was immediately recognized and approximated the value of awards determined by the United States District Court for the Central District of California. The remaining consideration was predominantly associated with the transfer of current and future intellectual property rights, as well as the settlement of all other outstanding litigation, and is being recognized over the four year performance period as a single unit of accounting.

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

We consider the Qualcomm Agreement as predominantly related to the transfer of current and future intellectual property rights. This conclusion was based on (i) the amounts specifically awarded by the courts for the patents that were the subject of litigation for which appeals had been substantially exhausted and (ii) the extensive nature of the rights transferred to Qualcomm, both for our existing patent portfolio and for the patents we would develop during the next one to four years. In addition, we obtained a third party valuation of the intellectual property rights. The inputs and assumptions we used in this valuation were from a market participant perspective and included projected revenue, royalty rates, estimated discount rates, useful lives and income tax rates, among others. The development of a number of these inputs and assumptions in our model requires significant amount of management judgment and is based upon a number of factors including the selection of industry comparables, market growth rates and other relevant factors. Changes in any number of these assumptions would have substantially changed the fair value assigned to the intellectual property rights. These inputs and assumptions represent management’s best estimates at the time of the transaction.

•	Sales Returns, Pricing Adjustments and Allowance for Doubtful Accounts. We record reductions of revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. At the time of sale, we accrue 100% of potential rebates and do not apply a breakage factor. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. Thus the reversal of unclaimed rebates may have a positive impact on our net revenue and net income in subsequent periods. Additional reductions of revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

•	Inventory Write-Downs and Warranty Reserves. We write down the carrying value of our inventory to net realizable value for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs could be required. Under the hubbing arrangements that we maintain with certain customers, we own inventory that is physically located in a customer’s or third party’s warehouse. As a result, our ability to effectively manage inventory levels may be impaired, which would cause our total inventory turns to decrease. In that event, our expenses associated with excess and obsolete inventory could increase and our cash flow could be negatively impacted. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is

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

•	Stock-Based Compensation Expense. All share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in our financial statements based upon their respective grant date fair values. The fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. Although we utilize the Black-Scholes model, the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative of fair value than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options and stock purchase rights. Historically, our dividend yield assumption excluded dividend payments. In 2010 we began a quarterly dividend program and have included that assumption in our fair value calculations as outstanding equity awards do not participate in the dividend program. The fair value of our restricted stock units is based on the closing market price of our Class A common stock on the date of grant less our expected dividend yield. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Effective January 1, 2009 in-process research and development, or IPR&D, and defensive assets acquired are capitalized. Prior to 2009 in-process research and development was expensed immediately. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization thereof. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a further significant slowdown in the worldwide economy or the semiconductor industry, (iv) any failure to meet the performance projections included in our forecasts of future operating results or (v) the abandonment of any of our acquired in-process research and development projects. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Deferred Taxes and Uncertain Tax Positions. We utilize the asset and liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions, our U.S. tax losses after tax deductions for stock-based compensation, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in the U.S. and certain foreign jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction of income tax expense in the period of such realization. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

•	Litigation and Settlement Costs. We are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition, the resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or running royalties, which could adversely impact product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the amount or range of loss can be reasonably estimated. This generally occurs when an agreement in principle has been reached by both parties that includes substantive terms, conditions and amounts. However, the actual liability in any such disputes or litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations
     The following table sets forth certain Unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Net revenue:
Product revenue	96.1%	97.0%
Income from Qualcomm Agreement	3.5	—
Licensing revenue	0.4	3.0

Total net revenue	100.0	100.0
Costs and expenses:
Cost of product revenue	47.5	52.3
Research and development	28.8	43.7
Selling, general and administrative	9.1	14.7
Amortization of purchased intangible assets	0.2	0.5
Restructuring costs, net	—	0.8
Settlement costs, net	0.2	0.1

Total operating costs and expenses	85.8	112.1
Income (loss) from operations	14.2	(12.1)
Interest income, net	0.1	0.5
Other income, net	0.2	0.2

Income (loss) before income taxes	14.5	(11.4)
Provision (benefit) for income taxes	0.1	(0.6)

Net income (loss)	14.4%	(10.8)%

     The following table presents details of product and total gross margin as a percentage of product and total revenue, respectively:

	Three Months Ended
	March 31,
	2010	2009
Product gross margin	50.5%	46.1%
Total gross margin	52.5	47.7
     The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the unaudited condensed consolidated statements of operations data above:

	Three Months Ended
	March 31,
	2010	2009
Cost of product revenue	0.4%	0.7%
Research and development	6.1	10.5
Selling, general and administrative	2.1	3.4
Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin
     The following tables present net revenue, cost of product revenue, product gross margin and total gross margin:

	Three Months Ended		Three Months Ended			%
	March 31, 2010		March 31, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Product revenue	$1,404,344	96.1%	$828,230	97.0%	$576,114	69.6%
Income from Qualcomm Agreement	51,674	3.5	—	—	51,674	—
Licensing revenue	6,281	0.4	25,206	3.0	(18,925)	(75.1)

Total net revenue	$1,462,299	100.0%	$853,436	100.0%	$608,863	71.3

Cost of product revenue(1)	$695,322	47.5%	$446,277	52.3%	$249,045	55.8

Product gross margin (2)	50.5%		46.1%		4.4%

Total gross margin (2)	52.5%		47.7%		4.8%

	Three Months Ended		Three Months Ended			%
	March 31, 2010		December 31, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
		(In thousands, except percentages)
Product revenue	$1,404,344	96.1%	$1,283,434	95.6%	$120,910	9.4%
Income from Qualcomm Agreement	51,674	3.5	51,674	3.8	—	—
Licensing revenue	6,281	0.4	7,638	0.6	(1,357)	(17.8)

Total net revenue	$1,462,299	100.0%	$1,342,746	100.0%	$119,553	8.9

Cost of product revenue(1)	$695,322	47.5%	$630,259	46.9%	$65,063	10.3

Product gross margin (2)	50.5%		50.9%		(0.4)%

Total gross margin (2)	52.5%		53.1%		(0.6)%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

(2)	Due to the separate presentation of product revenue, income from the Qualcomm Agreement and licensing revenue implemented in 2009, the tables include product gross margin in addition to our previously reported total gross margin.
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

     The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue:

	Three Months Ended		Three Months Ended			%
	March 31, 2010		March 31, 2009			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In thousands, except percentages)
Broadband Communications	$463,785	31.7%	$317,254	37.2%	$146,531	46.2%
Mobile & Wireless	554,294	37.9	298,862	35.0	255,432	85.5
Enterprise Networking	392,296	26.8	218,351	25.6	173,945	79.7
All other(1)	51,924	3.6	18,969	2.2	32,955	173.7

Total net revenue	$1,462,299	100.0%	$853,436	100.0%	$608,863	71.3

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009, (ii) royalties received pursuant to a patent license agreement that was entered into with Verizon Wireless in July 2007 and (iii) other miscellaneous revenue from certain patent agreements, each previously reported in our Mobile & Wireless reportable segment. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
     The increase in net revenue from our Broadband Communications reportable segment resulted primarily from an increase in demand for digital set-top boxes, broadband modems, and high definition DVD solutions. The increase in net revenue from our Mobile & Wireless reportable segment resulted primarily from the ramp of our cellular products and wireless combo solutions. The increase in net revenue from our Enterprise Networking reportable segment resulted primarily from a broad-based increase in demand for our controller and Ethernet switch products. The increase in the “All Other” category was primarily the result of the $51.7 million of income from the Qualcomm Agreement recorded in the three months ended March 31, 2010 which income did not exist in the three months ended March 31, 2009, offset in part by $19.0 million of 2009 licensing revenue from our agreement with Verizon Wireless.
     We recorded rebates to certain customers of $103.9 million, or 7.1% of net revenue and $50.5 million, or 5.9% of net revenue, in the three months ended March 31, 2010 and 2009, respectively. The increase in rebates in 2010 was attributable to the 71.3% increase in net revenue along with a change to the mix in sales to customers that participate in our rebate programs, primarily an increase in the Mobile & Wireless area. We reversed accrued rebates of $1.8 million and $2.8 million in the three months ended March 31, 2010 and 2009, respectively.
     The following table presents net revenue from each of the reportable segments and its respective contribution to net revenue in the three months ended March 31, 2010 as compared to the three months ended December 31, 2009:

	Three Months Ended		Three Months Ended			%
	March 31, 2010		December 31, 2009			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In thousands, except percentages)
Broadband Communications	$463,785	31.7%	$449,233	33.5%	$14,552	3.2%
Mobile & Wireless	554,294	37.9	502,037	37.4	52,257	10.4
Enterprise Networking	392,296	26.8	339,802	25.3	52,494	15.4
All other(1)	51,924	3.6	51,674	3.8	250	0.5

Total net revenue	$1,462,299	100.0%	$1,342,746	100.0%	$119,553	8.9

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other miscellaneous revenue from certain patent agreements. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

     The increase in net revenue from our Broadband Communications reportable segment resulted primarily from an increase in demand for digital set-top boxes. The increase in net revenue from our Mobile & Wireless reportable segment resulted primarily from the continued ramp of our cellular products and wireless combo solutions. The increase in net revenue from our Enterprise Networking reportable segment resulted primarily from a broad-based increase in demand for our controller and Ethernet switch products.
     We recorded rebates to certain customers of $103.9 million, or 7.1% of net revenue and $94.1 million, or 7.0% of net revenue, in three months ended March 31, 2010 and December 31, 2009, respectively. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs. We reversed accrued rebates of $1.8 million and $1.3 million in three months ended March 31, 2010 and December 31, 2009, respectively.
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
     For these and other reasons, our total net revenue and results of operations for the three months ended March 31, 2010 and prior periods may not necessarily be indicative of future net revenue and results of operations.
     Concentration of Net Revenue
     Income from the Qualcomm Agreement is expected to be recognized in the remainder of 2010 through 2013 as follows:

	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Income from Qualcomm Agreement	$155,021	$206,695	$186,012	$86,400	$—	$634,128
     The following table presents details of our product net revenue:

	Three Months Ended
	March 31,
	2010	2009
Product sales made through direct sales force (1)	80.5%	82.4%
Product sales made through distributors	19.5	17.6

	100.0%	100.0%

(1)	Includes 5.5% and 7.8% of product sales maintained under hubbing arrangements with certain of our customers in the three months ended March 31, 2010 and 2009, respectively.
     Product sales made through distributors increased as a percentage of product revenue in the three months ended March 31, 2010. The increase is due to the ramping of mobile and wireless products sold by stocking distributors serving as an interface for certain of our customers as well as incremental demand for our enterprise networking products in Asia.

     Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended
	March 31,
	2010	2009
Five largest customers as a group	35.2%	33.6%
     In the three months ended March 31, 2010 we had one customer that represented 12.4% of our total net revenue. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the remainder of 2010 and for the foreseeable future. The identities of our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period.
     Product revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States, as a percentage of product revenue was as follows:

	Three Months Ended
	March 31,
	2010	2009
Asia (primarily in Korea, China, Japan and Taiwan)	41.6%	36.6%
Europe (primarily in the United Kingdom, Finland and France)	14.1	13.3
Other	0.8	0.3

	56.5%	50.2%

     Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Three Months Ended
	March 31,
	2010	2009
Asia (primarily in China, Hong Kong, Singapore and Taiwan)	92.7%	87.4%
Europe (primarily in Sweden, France and Hungary)	2.4	4.0
Other	1.2	1.3

	96.3%	92.7%

     All of our revenue to date has been denominated in U.S. dollars.
     Factors That May Impact Net Revenue
     The demand for our products and the subsequent recognition of net revenue has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:
•	general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, the recent global economic recession, trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

•	the unavailability of credit and financing, which may lead certain of our customers to reduce their level of purchases or to seek credit or other accommodations from us;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers and distributors, to manage inventory;

•	the timing of our distributors’ shipments to their customers or when products are taken by our customers under hubbing arrangements;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost effective and timely manner;

•	the rate at which our present and future customers and end-users adopt our products and technologies; and

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.
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
     Product gross margin increased from 46.1% in the three months ended March 31, 2009 to 50.5% in the three months ended March 31, 2010 primarily as a result of cost reductions in each of our reportable segments as a result of our continued transition to 65 nanometer process technology. Other factors that contributed to the increase in product gross margin were: (i) fixed costs being spread over a higher revenue base and (ii) a net decrease in excess and obsolete inventory provisions of $12.7 million.
     Product gross margin decreased from 50.9% in the three months ended December 31, 2009 to 50.5% in the three months ended March 31, 2010. The primary factors that contributed to the decrease in product gross margin related to a net increase in the amortization of purchased intangible assets and the acquired inventory valuation step-up related to our acquisitions of Dune Networks and Teknovus, Inc.
     Factors That May Impact Product Gross Margin
     Our product gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:
•	our product mix and volume of product sales (including sales to high volume customers);

•	the positions of our products in their respective life cycles;

•	introduction of products with lower margins;

•	the effects of competition;

•	the effects of competitive pricing programs and rebates;

•	provisions for excess and obsolete inventories and their relationship to demand volatility;

•	manufacturing cost efficiencies and inefficiencies;

•	fluctuations in direct product costs such as silicon wafer costs and assembly, packaging and testing costs, and other fixed costs;

•	our ability to create cost advantages through successful integration and convergence;

•	our ability to advance to the next technology node faster than our competitors;

•	licensing royalties payable by us;

•	product warranty costs;

•	fair value of acquired tangible and intangible assets; and

•	reversals of unclaimed rebates and warranty reserves.
     Typically our newly introduced products have lower gross margins until we commence volume production and launch lower cost revisions of such products enabling us to benefit from economies of scale and more efficient designs. Our product and total gross margin may also be impacted by additional stock-based compensation expense and changes therein, as discussed below, and the amortization of purchased intangible assets related to future acquisitions.
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
     The following table presents details of research and development expense:

	Three Months Ended		Three Months Ended			%
	March 31, 2010		March 31, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Salaries and benefits	$218,914	15.0%	$189,667	22.2%	$29,247	15.4%
Stock-based compensation	89,043	6.1	89,262	10.5	(219)	(0.2)
Development and design costs	63,513	4.3	45,617	5.3	17,896	39.2
Other	49,374	3.4	48,178	5.7	1,196	2.5

Research and development	$420,844	28.8%	$372,724	43.7%	$48,120	12.9%

     The increase in salaries and benefits was primarily attributable to a net increase in headcount of 450 personnel (predominantly as a result of our acquisitions of Dune Networks, Teknovus and the hiring of additional engineers in our Mobile & Wireless reportable segment), as well as higher incentive compensation. Development and design costs increased due to increases in mask, prototyping and engineering design tool costs stemming from our continued transition of products to 65 and 40 nanometer process technologies. Development and design costs vary from period to period depending on the timing of development and tape-out of various products.
     We expect research and development costs to increase over the short term and continue to increase over the long term as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies.

     We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. The majority of our new products are now designed in 65 nanometer and 40 nanometer CMOS processes, and we are preparing for the 28 nanometer process. We currently hold more than 4,050 U.S. and more than 1,650 foreign patents and more than 7,900 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.
Selling, General and Administrative Expense
     Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.
     The following table presents details of selling, general and administrative expense:

	Three Months Ended		Three Months Ended			%
	March 31, 2010		March 31, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Salaries and benefits	$55,743	3.8%	$45,994	5.4%	$9,749	21.2%
Stock-based compensation	31,083	2.1	28,634	3.4	2,449	8.6
Legal and accounting fees	26,939	1.8	34,354	4.0	(7,415)	(21.6)
Other	19,143	1.4	16,066	1.9	3,077	19.2

Selling, general and administrative	$132,908	9.1%	$125,048	14.7%	$7,860	6.3%

     The increase in salaries and benefits was primarily attributable to a net increase in headcount of 100 personnel, as well as higher incentive compensation. The decrease in legal and accounting fees related to a decrease in legal fees associated with litigation related to our stock options matter. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and prior years’ stock option backdating securities litigation, patent prosecution and filings, and various transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation from time to time, including intellectual property and securities litigation, and transactions under consideration. The increase in the Other line item included in the above table is primarily attributable to an increase in seasonal spending on key trade shows.
Stock-Based Compensation Expense
     The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Three Months Ended			%
	March 31, 2010		March 31, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Cost of product revenue	$6,515	0.4%	$5,877	0.7%	$638	10.9%
Research and development	89,043	6.1	89,262	10.5	(219)	(0.2)
Selling, general and administrative	31,083	2.1	28,634	3.4	2,449	8.6

	$126,641	8.6%	$123,773	14.6%	$2,868	2.3%

     We recognize stock-based compensation expense related to share-based awards, resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions over their respective service periods. Unearned stock-based compensation is principally amortized ratably over the service periods of the underlying stock options and restricted stock units, generally 48 months and 16 quarters, respectively. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.
     It is our long-term objective that total stock-based compensation approximate 5% of total net revenue. We continue to increase the use of restricted stock units versus stock options.
     The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2010 through 2014 related to unvested share-based payment awards at March 31, 2010:

	2010	2011	2012	2013	2014	Total
	(In thousands)
Unearned stock-based compensation	$336,191	$338,558	$208,229	$102,000	$6,779	$991,757
     See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of activity related to share-based awards.
Amortization of Purchased Intangible Assets
     The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Three Months Ended			%
	March 31, 2010		March 31, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Cost of product revenue	$7,219	0.5%	$4,113	0.5%	$3,106	75.5%
Other operating expenses	2,647	0.2	4,159	0.5	(1,512)	(36.4)

	$9,866	0.7%	$8,272	1.0%	$1,594	19.3%

     The following table presents details of the amortization of existing purchased intangible assets, including IPR&D, that is currently estimated to be expensed in the remainder of 2010 and thereafter. If we acquire additional purchased intangible assets in the future, our cost of product revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Asset Amortization by Year
	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Cost of product revenue	$23,377	$37,921	$40,413	$31,949	$40,579	$174,239
Other operating expenses	14,695	6,381	3,443	3,083	15,127	42,729

	$38,072	$44,302	$43,856	$35,032	$55,706	$216,968

Interest and Other Income, Net
     The following table presents interest and other income, net:

	Three Months Ended		Three Months Ended			%
	March 31, 2010		March 31, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Interest income, net	$2,314	0.1%	$4,398	0.5%	$(2,084)	(47.4)%
Other income, net	2,858	0.2	1,646	0.2	1,212	73.6
     Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. Other income, net, primarily includes gains and losses on foreign currency transactions. The decrease in interest income, net, was the result of the overall decrease in market interest rates. The average interest rates in the three months ended March 31, 2010 and 2009 were 0.39% and 0.91%, respectively. The decrease in the average interest rate is a reflection of the current interest rate environment (Federal Funds Rate nearly 0%) and reinvestment rates being significantly lower than in 2009.
Provision for Income Taxes
     We recorded a tax provision of $2.3 million and a tax benefit of $5.0 million in the three months ended March 31, 2010 and 2009, respectively. Our effective tax rates were 1.0% and 5.2% in the three months ended March 31, 2010 and 2009, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate in the three months ended March 31, 2010 and 2009, domestic losses recorded without income tax benefit in the three months ended March 31, 2009, and $3.9 million of tax benefits in the three months ended March 31, 2010 resulting primarily from the March 22, 2010 decision in the U.S. Court of Appeals for the Ninth Circuit case concerning Xilinx (as discussed below) and $1.0 million of tax benefits in the three months ended March 31, 2009, resulting primarily from the expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions. Additionally, we recorded a tax benefit of $3.9 million in the three months ended March 31, 2009 reflecting the utilization of a portion of our credits for increasing research activities (research and development tax credits) pursuant to a provision contained in the American Recovery and Reinvestment Act of 2009, which was enacted in February 2009.
     We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $10.7 million and $11.2 million at March 31, 2010 and December 31, 2009, respectively.
     As previously disclosed, on May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit in the case between Xilinx, Inc. and the Commissioner of Internal Revenue, overturned a 2005 U.S. Tax Court ruling regarding treatment of certain compensation expenses under a Company’s research and development cost-sharing arrangements with affiliates. The Court of Appeals held that related parties to such an arrangement must share stock-based compensation expenses, notwithstanding the fact that unrelated parties in such an arrangement would not share such costs. The case was subject to further appeal. As a result of this May 27, 2009 decision, we reduced our gross deferred tax assets for federal and state net operating loss carryforwards and capitalized research and development costs, increased in our deferred tax assets for certain tax credits, and increased our tax provision in 2009 by $3.2 million.

     On January 13, 2010, the U.S. Court of Appeals for the Ninth Circuit withdrew its May 27, 2009 ruling in the Xilinx case and subsequently issued a new decision in favor of Xilinx on March 22, 2010, thereby affirming the August 30, 2005 decision of the U.S. Tax Court. Consequently, during the quarter ended March 31, 2010, we reversed the amounts we had previously recorded in 2009 related to the court’s May 27, 2009 decision. As a result, in the quarter ended March 31, 2010, we reduced our tax provision by $3.2 million and adjusted certain of our gross deferred tax assets. Included in these adjustments was an increase in our federal and state net operating loss carryforwards of approximately $665 million and $455 million, respectively, an increase of federal and state capitalized research and development costs of approximately $10 million each, an increase in our deferred tax assets relating to stock-based compensation of approximately $65 million, and a decrease in certain tax credits of approximately $10 million. These changes in our gross deferred tax assets were fully offset by a valuation allowance adjustment, and therefore did not result in any change in our net deferred tax assets or our income tax expense for the three months ended March 31, 2010. In addition to the adjustments related to the March 22, 2010 Xilinx decision, in the three months ended March 31, 2010, we reduced our federal and state net operating losses by approximately $60 million for adjustments to our intercompany charges to foreign affiliates for the years ended 2001 to 2009. This reduction to our net operating losses is fully offset by a corresponding adjustment to the valuation allowance for deferred tax assets resulting in no net change to net deferred tax assets in our unaudited condensed consolidated balance sheet and no adjustment to our income tax expense.
     We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2002 through 2009 tax years generally remain subject to examination by tax authorities.
     Our income tax returns for the 2004, 2005 and 2006 tax years and our employment tax returns for the 2003, 2004, 2005 and 2006 tax years are currently under examination by the Internal Revenue Service. We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations. In March 2010, a Notice of Proposed Adjustment, or NOPA, was received relating to the IRS examination of our 2004, 2005 and 2006 income tax returns. The NOPA primarily relates to cost-sharing methodologies of stock based compensation, as well as other cost-sharing related issues. In light of the Ninth Circuit Xilinx decision, we believe the stock based compensation matters identified in the NOPA and the settlement of the remaining proposed adjustments will not result in a material adverse financial impact on our results of operations.
     We operate under tax holidays in Singapore, which are effective through March 31, 2014. The tax holidays are conditional upon our continued compliance in meeting certain employment and investment thresholds.
     The research and development tax credit provisions of the Emergency Economic Stabilization Act of 2008 expired December 31, 2009 and were not extended as of March 31, 2010. As of March 31, 2010 our federal and state research and development tax credits totaled $838.2 million, which is subject to a full valuation allowance.
Recent Accounting Pronouncements
     In January 2010 the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (FASB Statement No. 166, Accounting for Transfers of Financial Assets), or ASU 2009-16, which eliminates the concept of a “qualifying special-purpose entity” (QSPE), revises conditions for reporting a transfer of a portion of a financial asset as a sale (e.g., loan participations), clarifies the derecognition criteria, eliminates special guidance for guaranteed mortgage securitizations, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASU 2009-16 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this ASU effective January 1, 2010, which did not have a material impact on our financial statements.
     In January 2010 the FASB ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R)), which revises analysis for identifying the primary beneficiary of a variable interest entity, or VIE, by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this ASU effective January 1, 2010, which did not have a material impact on our financial statements.
Liquidity and Capital Resources
     Working Capital and Cash and Marketable Securities. The following table presents working capital, and cash and cash equivalents and marketable securities:

	March 31,	December 31,	Increase
	2010	2009	(Decrease)
	(In thousands)
Working capital	$1,988,860	$1,765,982	$222,878

Cash and cash equivalents(1)	$1,507,909	$1,397,093	$110,816
Short-term marketable securities(1)	536,198	532,281	3,917
Long-term marketable securities	310,919	438,616	(127,697)

	$2,355,026	$2,367,990	$(12,964)

(1)	Included in working capital.
     See the summary of cash, cash equivalents, short and long-term marketable securities by major security type and discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Cash Provided and Used in the Three Months Ended March 31, 2010 and 2009. Cash and cash equivalents increased to $1.508 billion at March 31, 2010 from $1.397 billion at December 31, 2009 as a result of cash provided by operating activities, net proceeds from the sales and maturities of marketable securities and the proceeds from the issuance of our Class A common stock, offset in part by the purchase of Teknovus as well as repurchases of our Class A common stock and the payment of our quarterly dividend.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$267,816	$90,710
Net cash provided by (used in) investing activities	(1,406)	14,088
Net cash used in financing activities	(155,594)	(11,271)

Increase in cash and cash equivalents	$110,816	$93,527
Cash and cash equivalents at beginning of period	1,397,093	1,190,645

Cash and cash equivalents at end of period	$1,507,909	$1,284,172

     Operating Activities
     In the three months ended March 31, 2010 our operating activities provided $267.8 million in cash. This was primarily the result of net income of $210.2 million and net non-cash operating expenses of $156.5 million, offset in part by net cash used by changes in operating assets and liabilities of $98.9 million. In the three months ended March 31, 2009 our operating activities provided $90.7 million in cash. This was primarily the result of $155.4 million in net non-cash operating expenses, $27.2 million in net cash provided by changes in operating assets and liabilities offset in part by a net loss of $91.9 million.
Changes in assets and liabilities at March 31, 2010 compared to December 31, 2009 included the following:
•	Our days sales outstanding increased from 35 days to 38 days, driven by a variation in revenue linearity.

•	Our inventory days on hand marginally increased from 52 days to 53 days, resulting primarily from the timing of inventory purchases and vendor payments.

•	Our accounts payable days outstanding remained constant at 63 days.

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
     Finished goods inventory decreased due to very strong demand while work in process inventory increases were attributable to increased order activity. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.
Investing Activities
     Investing activities used $1.4 million in cash in the three months ended March 31, 2010, which was primarily the result of $102.5 million in net cash paid for the acquisition of Teknovus and $18.2 million of capital equipment purchases, mostly to support our research and development efforts, offset in part by the net proceeds from the sales and maturities of marketable securities of $124.2 million. Investing activities provided $14.1 million in cash in the three months ended March 31, 2009, which was primarily the result of net proceeds from marketable securities of $24.4 million offset in part by $12.5 million of capital equipment purchases, mostly to support our research and development efforts.
Financing Activities
     Our financing activities used $155.6 million in cash in the three months ended March 31, 2010, which was primarily the result of $154.0 million in repurchases of shares of our Class A common stock, dividends paid of $39.6 million, repayment of debt assumed in our Teknovus acquisition of $14.6 million and $29.6 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $82.2 million in proceeds received from issuances of common stock upon exercise of stock options. Our financing activities used $11.3 million in cash in the three months ended March 31, 2009, which was primarily the result of $16.1 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $4.8 million in proceeds received from issuances of common stock upon exercise of stock options.
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
     Prospective Capital Needs. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the purchase of common stock through our employee stock option and purchase plans, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, repurchases of our Class A common stock and quarterly dividends for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. If needed, we may be able to raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. We could also reduce certain expenditures, such as repurchases of our Class A common stock.

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
     Off-Balance Sheet Arrangements. At March 31, 2010 we had no material off-balance sheet arrangements, other than our operating leases.
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
     To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 31, 2010, a 100 basis point increase in interest rates across all maturities would result in a $6.8 million incremental decline in the fair market value of the portfolio. As of December 31, 2009, a similar 100 basis point shift in the yield curve would have resulted in an $8.8 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
     Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of March 31, 2010 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.
     Approximately $1.009 billion of our $1.508 billion of cash and cash equivalents at March 31, 2010 is located in foreign countries where we conduct business. There may be tax effects upon repatriation of that cash to the United States.
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
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2010, the end of the period covered by this Report.
     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent reports on Forms 10-Q and 8-K. The description of risk factors included below includes any material changes to and supersedes the description of risk factors associated with our business previously described in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31,2009. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our Class A common stock will likely decline, and you may lose all or part of your investment.
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
     We intend to manage our costs and expenses in the short term to achieve our long-term business objectives. We anticipate that in the long term, we may need to expand as general worldwide economic conditions improve. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 2,774 full-time employees and temporary workers as of December 31, 2003 (excluding interns) to 7,769 full-time employees and temporary workers as of March 31, 2010 (excluding interns). Nonetheless, we may not be able to adjust our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.
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
     The vast majority of our licensing revenues and related income to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm. The patent license agreement entered into with Verizon Wireless in July 2007 and the four-year Qualcomm Agreement entered into in April 2009 together are expected to result in licensing revenue and related income that is expected to total $1.056 billion over a seven year period. From July 2007 through March 2010, we have recorded licensing revenue from our agreement with Verizon Wireless and income from the Qualcomm Agreement of $422.3 million. From April 2010 through March 2013, we expect to record income from the Qualcomm Agreement of $634.1 million. The licensing revenue from our agreement with Verizon Wireless ended in March 2009 and the income from the Qualcomm Agreement is non-recurring and will terminate in 2013. There can be no assurances that we will be able to enter into similar arrangements in the future, or that we will be able to successfully collect the remaining payments due to us under the Qualcomm Agreement in the event of a default by Qualcomm.
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
     Acquisitions may require significant capital infusions, typically entail many risks, and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past experienced, and may in the future experience delays in the timing and successful integration of an acquired company’s technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. Moreover, to the extent we acquire a company with existing products, those products may have lower gross margins than our customary products, which could adversely affect our gross margin and operating results. If an acquired company also has inventory that we assume, we will be required to write up the carrying value of that inventory to fair value. When that inventory is sold, the gross margin for those products will be nominal and our gross margin for that period will be negatively affected. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases. Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the companies we have historically acquired.
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
     Sales to our five largest customers represented 35.2% and 33.6% of our total net revenue in the three months ended March 31, 2010 and 2009, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue in 2010 and for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.
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
We face intense competition in the semiconductor industry and the wired and wireless communications markets, which could reduce our market share in existing markets, affect our entry into new markets and cause average selling prices and gross margins to decline.
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
     Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We currently hold more than 4,050 U.S. and more than 1,650 foreign patents and more than 7,900 additional U.S. and foreign pending patent applications. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents or file pending applications corresponding to our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements. Moreover, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.
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
     We do not own or operate an assembly or test facility. Seven third-party subcontractors located in Asia assemble and test substantially all of our current products. Because we rely on third-party subcontractors to perform these functions, we cannot directly control our product delivery schedules and quality assurance. This lack of control could result in product shortages or quality assurance problems. These issues could delay shipments of our products or increase our assembly or testing costs.
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
     We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 56.5% and 50.2% of our product revenue in the three months ended March 31, 2010 and 2009, respectively, was derived from product sales to independent customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 96.3% and 92.7% of our product revenue in the three months ended March 31, 2010 and 2009, respectively. We also undertake design and development activities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Spain, Taiwan and the United Kingdom, among other locations. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The continuing effects of overseas conflicts and the risk of terrorist attacks in the United States and abroad, the resulting heightened security, and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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
     As discussed in detail in Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, in May 2008 the SEC filed a complaint in the United States District Court for the Central District of California against Dr. Henry Samueli, our then Chairman of the Board and Chief Technical Officer, and three former executive officers of Broadcom. The SEC’s civil complaint alleges that Dr. Samueli, along with the other defendants, violated the anti-fraud provisions of the federal securities laws, falsified books and records, and caused the company to report false financial results. On December 15, 2009, in connection with the criminal matters discussed below, the District Court dismissed the SEC’s complaint without prejudice as to all defendants. The SEC was given 30 days to refile or amend its complaint if it chose to do so. After the SEC complaint was dismissed, Dr. Samueli was re-elected Chief Technical Officer. On February 4, 2010, the SEC filed a notice indicating that it would not proceed with the case. Dr. Samueli is not currently a director or an executive officer.
     In August 2006 we were informally contacted by the U.S. Attorney’s Office for the Central District of California and asked to produce documents related to our historical option granting practices. We cooperated with the U.S. Attorney’s Office and provided substantial amounts of documents and information to the U.S. Attorney’s Office on a voluntary basis and pursuant to grand jury subpoenas. In June 2008, Dr. Henry T. Nicholas, III, our former President and Chief Executive Officer and former Co-Chairman of the Board, and William J. Ruehle, our former Chief Financial Officer, were named in an indictment relating to alleged stock option backdating at the company. Also, in June 2008 Dr. Samueli pled guilty to making a materially false statement to the SEC in connection with its investigation of alleged stock option backdating at the company. In September 2008 the United States District Court for the Central District of California rejected Dr. Samueli’s plea agreement. Dr. Samueli appealed the ruling to the United States Court of Appeals for the Ninth Circuit, but that court rejected his appeal. On December 7, 2009, the District Court granted Dr. Samueli use immunity so that he could testify in Mr. Ruehle’s trial. On December 8, 2009, at the conclusion of Dr. Samueli’s testimony, the District Court set aside Dr. Samueli’s guilty plea and dismissed the information against him. Mr. Ruehle’s trial began in October 2009 and concluded December 15, 2009. After both sides rested, the District Court dismissed the indictment against Mr. Ruehle on the grounds of prosecutorial misconduct and insufficient evidence of criminal intent. The District Court simultaneously dismissed the option backdating charges against Dr. Nicholas, which were scheduled to be tried in February 2010. The U.S. Attorney’s Office has filed notices of appeal as to both Dr. Nicholas and Dr. Samueli, but also represented to the District Court that no final decision has yet been reached as to whether those appeals will be pursued. Any further action by the U.S. Attorney’s Office or other governmental agency could result in additional civil or criminal sanctions and/or fines against us and/or certain of our current or former officers, directors and/or employees.
     Additionally, as discussed in Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, we currently are engaged in civil litigation with parties that claim, among other allegations, that certain of our current and former directors and officers improperly dated stock option grants to enhance their own profits on the exercise of such options or for other improper purposes (such actions, the Stock Option Class Actions). Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges that may exceed any reimbursement we may be entitled to under our directors’ and officers’ insurance policies.
     In December 2009 we agreed in principle to settle the Stock Option Class Actions. Under the proposed settlement, the claims against Broadcom and its current and former officers and directors will be dismissed with prejudice and released in exchange for a $160.5 million cash payment by Broadcom. We recorded the settlement amount as a one-time charge in our statement of income for the three months and year ended December 31, 2009 as our best estimate of our liability based upon current facts and circumstances. The proposed settlement remains subject to the satisfaction of various conditions, including negotiation and execution of a final stipulation of settlement and court approval. If these conditions are satisfied, the proposed settlement will resolve all claims in the Stock Option Class Actions against Broadcom and the individual defendants. In the event that we are unable to execute a final stipulation of settlement and obtain court approval, our estimated liability to settle the Stock Option Class Actions could differ materially from the $160.5 million recorded in 2009.
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
     As discussed in Note 8 in the Notes to the Unaudited Condensed Consolidated Financial Statements, in August 2009 Broadcom and certain of the defendants in the federal derivative action pertaining to past employee stock option grants executed the Partial Derivative Settlement and the Insurance Agreement, a settlement with Broadcom’s directors and officers liability insurance carriers. Pursuant to the Insurance Agreement, and subject to the terms described more completely therein, including relinquishing of rights to any further recovery as to the matters described above under these directors’ and officers’ liability insurance policies by Broadcom and certain of its former and current officers and directors, Broadcom received payments totaling $118.0 million from its insurance carriers.
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
     As discussed in Note 8 in the Notes to the Unaudited Condensed Consolidated Financial Statements, on April 1, 2010, the SLC directed Broadcom’s General Counsel to file a motion for summary judgment in the derivative action, and on April 5, 2010, that motion was filed seeking dismissal of the claims against the three remaining defendants. If that motion is granted then we would experience a significant reduction in legal expenses related to the derivative action; conversely if the motion is denied then our legal expenses on this matter may increase. We cannot predict whether the District Court will grant the motion, and therefore, we cannot predict the likely impact on our legal expenses.
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
     The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2008 through March 31, 2010 our Class A common stock has traded at prices as low as $12.98 and as high as $34.30 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:
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
     As of March 31, 2010 our co-founders, directors, executive officers and their respective affiliates beneficially owned 12.6% of our outstanding common stock and held 55.6% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of March 31, 2010 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 11.3% of our outstanding common stock and held 55.3% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. These actions and transactions include changes in the composition of our Board of Directors, certain mergers, and the sale of control of our company by means of a tender offer, open market purchases or other purchases of our Class A common stock, or otherwise. Repurchases of shares of our Class A common stock under our share repurchase program will result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In the three months ended March 31, 2010 we issued an aggregate of 1.3 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act.
Issuer Purchases of Equity Securities
     The following table presents details of our various repurchases during the three months ended March 31, 2010:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	That May yet be
	of Shares	Price	as Part of Publicly	Purchased under
Period	Purchased (1)	per Share	Announced Plans\	the Plans
	(In thousands, except per share data)
January 2010	3,104	$28.41	3,104
February 2010	200	27.41	200
March 2010	1,872	32.21	1,872

Total	5,176	$29.75	5,176	$—	(2)

(1)	We repurchased a total of 5.2 million shares of our Class A common stock at weighted average prices of $29.75 per share in the three months ended March 31, 2010 under the program we announced in July 2008. This program to repurchase shares with an aggregate value of up to $1.0 billion was completed in March 2010, at which time we had repurchased 47.6 million shares of Class A common stock at a weighted average price of $21.01 per share under the program.

(2)	In February 2010 we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset dilution associated with our stock incentive plans. The maximum number of shares of our Class A common stock that may be repurchased in any one year is equal to the total number of shares issued pursuant to our employee equity awards in the previous year and the current year. The share repurchase program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. The program may also be complemented with an additional share repurchase program in the future. There have been no repurchases to date under this program.
Item 3. Defaults upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.

Item 6. Exhibits
     (a) Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description
10.1†	Letter Agreement between the registrant and Rajiv Ramaswami dated January 8, 2010.

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION, a California corporation (Registrant)
/s/ Eric K. Brandt
Eric K. Brandt
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert L. Tirva
Robert L. Tirva
Senior Vice President and Corporate Controller and Principal Accounting Officer

April 27, 2010

EXHIBIT INDEX

Exhibit
Number	Description
10.1†	Letter Agreement between the registrant and Rajiv Ramaswami dated January 8, 2010.

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.