Form 10-Q
period 2010-06-30
BROADCOM CORP
filed 2010-07-27
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

As of June 30, 2010 the registrant had 448.3 million shares of Class A common stock, $0.0001 par value, and 55.2 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2010 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,403,633	$1,397,093
Short-term marketable securities	644,722	532,281
Accounts receivable, net	688,189	508,627
Inventory	489,955	362,428
Prepaid expenses and other current assets	108,097	113,903

Total current assets	3,334,596	2,914,332
Property and equipment, net	238,691	229,317
Long-term marketable securities	441,111	438,616
Goodwill	1,369,059	1,329,614
Purchased intangible assets, net	197,078	150,927
Other assets	55,203	64,436

Total assets	$5,635,738	$5,127,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$537,937	$437,353
Wages and related benefits	152,912	190,315
Deferred revenue and income	68,439	87,388
Accrued liabilities	343,664	433,294

Total current liabilities	1,102,952	1,148,350
Long-term deferred revenue	711	608
Other long-term liabilities	80,163	86,438
Commitments and contingencies
Shareholders’ equity:
Common stock	50	50
Additional paid-in capital	11,225,678	11,153,060
Accumulated deficit	(6,770,587)	(7,259,069)
Accumulated other comprehensive loss	(3,229)	(2,195)

Total shareholders’ equity	4,451,912	3,891,846

Total liabilities and shareholders’ equity	$5,635,738	$5,127,242

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net revenue:
Product revenue	$1,547,095	$966,317	$2,951,439	$1,794,547
Income from Qualcomm Agreement	51,674	67,263	$103,348	$67,263
Licensing revenue	5,679	6,364	11,960	31,570

Total net revenue	1,604,448	1,039,944	3,066,747	1,893,380
Costs and expenses:
Cost of product revenue	761,229	518,674	1,456,551	964,951
Research and development	421,642	374,770	842,486	747,494
Selling, general and administrative	143,087	127,410	275,995	252,458
Amortization of purchased intangible assets	5,840	4,139	8,487	8,298
Impairment of other long-lived assets	—	11,261	—	11,261
Restructuring costs (reversals), net	(319)	447	111	7,558
Settlement costs (gains), net	1,000	(58,406)	3,816	(57,256)
Charitable contribution	—	50,000	—	50,000

Total operating costs and expenses	1,332,479	1,028,295	2,587,446	1,984,764
Income (loss) from operations	271,969	11,649	479,301	(91,384)
Interest income, net	2,548	3,986	4,862	8,384
Other income, net	1,934	1,019	4,792	2,665

Income (loss) before income taxes	276,451	16,654	488,955	(80,335)
Provision (benefit) for income taxes	(1,867)	3,253	473	(1,796)

Net income (loss)	$278,318	$13,401	$488,482	$(78,539)

Net income (loss) per share (basic)	$0.56	$0.03	$0.98	$(0.16)

Net income (loss) per share (diluted)	$0.52	$0.03	$0.92	$(0.16)

Weighted average shares (basic)	501,188	495,110	498,273	492,652

Weighted average shares (diluted)	538,498	507,993	532,733	492,652

Dividends per share	$0.08	$—	$0.16	$—

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of operations above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Cost of product revenue	$5,213	$6,128	$11,728	$12,005
Research and development	83,763	86,607	172,806	175,869
Selling, general and administrative	29,637	29,893	60,720	58,527

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)

Operating activities
Net income (loss)	$488,482	$(78,539)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,254	36,041
Stock-based compensation expense:
Stock options and other awards	63,508	85,557
Restricted stock units	181,746	160,844
Acquisition-related items:
Amortization of purchased intangible assets	24,254	16,523
Impairment of long-lived assets	—	11,261
Non-cash restructuring costs (reversals)	(313)	1,913
Gain on sale of marketable securities	—	(1,046)
Changes in operating assets and liabilities:
Accounts receivable	(175,270)	(71,735)
Inventory	(120,278)	86,808
Prepaid expenses and other assets	23,488	(7,786)
Accounts payable	102,206	79,761
Deferred revenue and income	(18,846)	100,766
Accrued settlement costs	(163,380)	6,900
Other accrued and long-term liabilities	19,759	(8,767)

Net cash provided by operating activities	463,610	418,501

Investing activities
Net purchases of property and equipment	(47,459)	(26,294)
Net cash received from (paid for) acquired companies	(102,482)	2,139
Purchases of strategic investments	(8,000)	—
Purchases of marketable securities	(483,217)	(511,050)
Proceeds from sales and maturities of marketable securities	370,799	421,845

Net cash used in investing activities	(270,359)	(113,360)

Financing activities
Repurchases of Class A common stock	(275,464)	(38,434)
Dividends paid	(79,813)	—
Payment of assumed debt	(14,560)	—
Proceeds from issuance of common stock	245,868	83,694
Minimum tax withholding paid on behalf of employees for restricted stock units	(62,742)	(34,528)

Net cash provided by (used in) financing activities	(186,711)	10,732

Increase in cash and cash equivalents	6,540	315,873
Cash and cash equivalents at beginning of period	1,397,093	1,190,645

Cash and cash equivalents at end of period	$1,403,633	$1,506,518

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

The interim unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at June 30, 2010 and December 31, 2009, and our consolidated results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Certain prior period amounts in the unaudited condensed consolidated statements of operations have been reclassified to conform to the current period presentation of the separate display of income from the Qualcomm agreement and licensing revenue as described below.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total net revenue and expenses in the reporting periods. We regularly evaluate estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs or reversals, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.

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

A portion of our product sales is made through distributors under agreements allowing for pricing credits and/or rights of return. These pricing credits and/or right of return provisions prevent us from being able to reasonably estimate the final price of the inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the criterion listed in (iii) in the paragraph above has not been met at the time we deliver products to our distributors. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customers’ projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to be incorporated into its products.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income from the Qualcomm Agreement

On April 26, 2009 we entered into a four-year Settlement and Patent License and Non-Assert Agreement, or the Qualcomm Agreement, with Qualcomm Incorporated, or Qualcomm. The Qualcomm Agreement is a multiple element arrangement which includes: (i) an exchange of intellectual property rights, including in certain circumstances, by a series of covenants not to assert claims of patent infringement under future patents issued within one to four years of the execution date of the agreement, (ii) the assignment of certain existing patents by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents, and (iii) the settlement of all outstanding litigation and claims between us and Qualcomm. The proceeds of the Qualcomm Agreement were allocated amongst the principal elements of the transaction. A gain of $65.3 million from the settlement of litigation was immediately recognized as a reduction in settlement costs that approximates the value of awards determined by the United States District Court for the Central District of California. The remaining consideration was predominantly associated with the transfer of current and future intellectual property rights and is being recognized within net revenue over the performance period of four years as a single unit of accounting. However this income will be limited to the lesser of the cumulative straight-line amortization over the four year performance period or the cumulative cash proceeds received.

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

Stock-Based Compensation

Broadcom has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. We also have an employee stock purchase plan for all eligible employees. We are required to estimate the fair value of share-based awards on the date of grant. The value of the award is principally recognized as an expense ratably over the requisite service periods. The fair value of our restricted stock units is based on the closing market price of our Class A common stock on the date of grant less our expected dividend yield. We have estimated the fair value of stock options and stock purchase rights as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award, the expected volatility of our stock price and the

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected dividend yield. We evaluate the assumptions used to value stock options and stock purchase rights on a quarterly basis. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of our equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, short- and long-term marketable securities, accounts receivable and accounts payable. The fair value of the majority of our cash equivalents and marketable securities was determined based on “Level 1” inputs, which consisted of quoted prices in active markets for identical assets. The fair value of certain of our marketable securities were determined based on “Level 2” inputs, which were derived based on quoted prices for identical or similar assets, which had few transactions near the measurement period. We believe that the recorded values of all our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Marketable Securities

We maintain an investment portfolio of various security holdings, types and maturities. Broadcom defines marketable securities as income yielding securities that can be readily converted into cash. Marketable securities short-term and long-term classifications are based on maturity date at the time of purchase. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, foreign notes and certificates of deposit. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. It is our policy to invest in instruments that have a final maturity not to exceed three years and a portfolio weighted average maturity not to exceed 18 months. We do not use derivative financial instruments. All of our marketable securities are rated AA-/Aa3 or A-1/P-1 or above by the major credit rating agencies.

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

Goodwill and Other Long-Lived Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Other long-lived assets primarily represent purchased intangible assets including developed technology, customer relationships and in-process research and development, or IPR&D. We currently amortize our intangible assets with definitive lives over periods ranging from one to fifteen years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method. We capitalize IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets will be amortized over their estimated useful lives. If any of the projects are abandoned, we would be required to impair the related IPR&D asset.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

In January 2010 the FASB issued guidance that eliminates the concept of a “qualifying special-purpose entity” (QSPE), revises conditions for reporting a transfer of a portion of a financial asset as a sale (e.g., loan participations), clarifies the derecognition criteria, eliminates special guidance for guaranteed mortgage securitizations, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this guidance effective January 1, 2010, which did not have a material impact on our financial statements.

In January 2010 the FASB issued guidance that revises analysis for identifying the primary beneficiary of a variable interest entity, or VIE, by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this guidance effective January 1, 2010, which did not have a material impact on our financial statements.

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. Except for the detailed disclosure in the Level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance became effective during the six months ended June 30, 2010. We adopted the relevant provisions of this guidance effective January 1, 2010, which did not have a material impact on our financial statements.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Supplemental Financial Information

Net Revenue

The following table presents details of our product revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Product sales made through direct sales force(1)	76.6%	78.8%	78.5%	80.5%
Product sales made through distributors (2)	23.4	21.2	21.5	19.5

	100.0%	100.0%	100.0%	100.0%

(1)	Includes 5.7% and 7.0% of product sales maintained under hubbing arrangements with certain of our customers in the three months ended June 30, 2010 and 2009, respectively and 5.6% and 7.4% in the six months ended June 30, 2010 and 2009.

(2)	Includes 8.1% and 8.7% of product sales maintained under fulfillment distributor arrangements in the three months ended June 30, 2010 and 2009, respectively, and 6.7% and 7.4% in the six months ended June 30, 2010 and 2009, respectively.

Income from the Qualcomm Agreement is expected to be recognized in the remainder of 2010 through 2013 as follows:

	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Income from Qualcomm Agreement	$103,347	$206,695	$186,012	$86,400	$—	$582,454

Inventory

The following table presents details of our inventory:

	June 30,	December 31,
	2010	2009
	(In thousands)

Work in process	$225,090	$157,148
Finished goods	264,865	205,280

	$489,955	$362,428

Property and Equipment

The following table presents details of our property and equipment:

		June 30,	December 31,
	Useful Life	2010	2009
	(In years)	(In thousands)

Leasehold improvements	1 to 10	$166,818	$163,302
Office furniture and equipment	3 to 7	27,563	26,382
Machinery and equipment	3 to 5	268,380	235,142
Computer software and equipment	2 to 4	132,754	122,213
Construction in progress	N/A	4,444	6,666

		599,959	553,705
Less accumulated depreciation and amortization		(361,268)	(324,388)

		$238,691	$229,317

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &
	Communications	Wireless	Networking	Consolidated
	(In thousands)

Goodwill	$483,029	$802,269	$1,873,623	$3,158,921
Accumulated impairment losses	—	(543,198)	(1,286,109)	(1,829,307)

Goodwill at January 1, 2010	$483,029	$259,071	$587,514	$1,329,614
Goodwill acquired during the year	—	1,124	35,799	36,923

Goodwill at June 30, 2010	$483,029	$260,195	$623,313	$1,366,537

Effects of foreign currency translation				2,522

Goodwill at June 30, 2010				$1,369,059

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	June 30, 2010			December 31, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Developed technology	$375,910	$(223,279)	$152,631	$278,297	$(207,517)	$70,780
In-process research and development	10,600	—	10,600	50,860	—	50,860
Customer relationships	120,566	(85,473)	35,093	107,366	(79,212)	28,154
Customer backlog	5,736	(5,736)	—	3,736	(3,736)	—
Other	9,414	(8,306)	1,108	9,214	(8,081)	1,133

	$522,226	$(322,794)	$199,432	$449,473	$(298,546)	$150,927

Effects of foreign currency translation			(2,354)			—

			$197,078			$150,927

In the three months ended June 30, 2010, $50.9 million of IPR&D projects were completed and reclassified to developed technology.

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Cost of product revenue	$8,548	$4,112	$15,767	$8,225
Other operating expenses	5,840	4,139	8,487	8,298

	$14,388	$8,251	$24,254	$16,523

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents details of the amortization of existing purchased intangible assets, including IPR&D, that is currently estimated to be expensed in the remainder of 2010 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)

Cost of product revenue	$14,745	$36,938	$39,179	$30,945	$18,874	$20,578	$161,259
Other operating expenses	8,618	6,289	3,350	2,990	2,973	11,599	35,819

	$23,363	$43,227	$42,529	$33,935	$21,847	$32,177	$197,078

Accrued Liabilities

The following table presents details of our accrued liabilities:

	June 30,	December 31,
	2010	2009
	(In thousands)

Accrued rebates	$231,127	$162,212
Accrued settlement charges	13,327	176,707
Accrued legal costs	31,658	36,739
Accrued taxes	8,160	13,854
Warranty reserve	13,156	10,430
Restructuring liabilities	—	1,328
Other	46,236	32,024

	$343,664	$433,294

Other Long-Term Liabilities

The following table presents details of our other long-term liabilities:

	June 30,	December 31,
	2010	2009
	(In thousands)

Deferred rent	$33,585	$32,931
Accrued taxes	21,296	24,919
Deferred tax liabilities	22,664	22,722
Other long-term liabilities	2,618	5,866

	$80,163	$86,438

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)

Beginning balance	$162,212	$125,058
Charged as a reduction of revenue	236,065	120,557
Reversal of unclaimed rebates	(2,820)	(7,565)
Payments	(164,330)	(118,110)

Ending balance	$231,127	$119,940

We recorded rebates to certain customers of $132.2 million and $70.0 million and reversed accrued rebates of $1.0 million and $4.7 million in the three months ended June 30, 2010 and 2009, respectively.

Warranty Reserve Activity

The following table summarizes activity related to the warranty reserve:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)

Beginning balance	$10,430	$11,473
Charged to costs and expenses, net	4,735	3,959
Payments	(2,009)	(3,530)

Ending balance	$13,156	$11,902

We recorded net charges to costs and expenses of $0.1 million and $2.9 million in the three months ended June 30, 2010 and 2009, respectively.

Restructuring Activity

The following table summarizes activity related to our current and long-term restructuring liabilities:

Six Months Ended
June 30, 2010
(In thousands)

Beginning balance	$1,328
Charged to expense	424
Reversal of restructuring costs	(313)
Payments	(1,439)

Ending balance	$—

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Computation of Net Income (Loss) Per Share

The following table presents the computation of net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Numerator: Net income (loss)	$278,318	$13,401	$488,482	$(78,539)

Denominator: Weighted average shares outstanding	501,188	495,204	498,285	492,746
Less: Unvested common shares outstanding	—	(94)	(12)	(94)

Denominator for net income (loss) per share (basic)	501,188	495,110	498,273	492,652
Effect of dilutive securities:
Stock awards	37,310	12,883	34,460	—

Denominator for net income (loss) per share (diluted)	538,498	507,993	532,733	492,652

Net income (loss) per share (basic)	$0.56	$0.03	$0.98	$(0.16)

Net income (loss) per share (diluted)	$0.52	$0.03	$0.92	$(0.16)

Net income (loss) per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 32.0 million and 80.9 million anti-dilutive common share equivalents in the three months ended June 30, 2010 and 2009, respectively. There were 46.8 million and 128.9 million anti-dilutive common share equivalents in the six months ended June 30, 2010 and 2009, respectively.

Charitable Contribution

In April 2009 we established the Broadcom Foundation, or the Foundation, to support science, technology, engineering and mathematics programs, as well as a broad range of community services. In June 2009 we pledged to make an unrestricted grant of $50.0 million to the Foundation upon receiving a determination letter from the Internal Revenue Service of the exemption from federal income taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. We recorded an operating expense for the contribution of $50.0 million in the three and six months ended June 30, 2009.

Supplemental Cash Flow Information

We paid $7.6 million in the six months ended June 30, 2010 related to capital equipment purchases that were accrued at December 31, 2009 and had billings of $5.0 million for capital equipment that were accrued but not yet paid as of June 30, 2010. These amounts have been excluded from the unaudited condensed consolidated statements of cash flows.

3.	Business Combinations

In March 2010 we acquired Teknovus, Inc., a leading supplier of Ethernet Passive Optical Network chipsets and software, for $100.1 million, net of cash acquired. We assumed $14.6 million of Teknovus debt which was subsequently repaid in the three months ended March 31, 2010. We also made an additional acquisition for $2.4 million. No equity awards were assumed in these acquisitions. There were no acquisitions consummated in the six months ended June 30, 2009.

A portion of the cash consideration in the Teknovus acquisition is currently held in escrow pursuant to the terms of the acquisition agreement and is reflected in goodwill as we believe the likelihood of the escrow fund being utilized by us is remote.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our primary reasons for the Teknovus acquisition were to enter into and expand our market share in the Infrastructure & Networking market, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. The principal factor that resulted in recognition of goodwill was that the purchase price for the acquisition was based in part on cash flow projections assuming the integration of any acquired technology and products with our products, which is of considerably greater value than utilizing the acquired company’s technology or product on a standalone basis.

We allocated the purchase price of the Teknovus acquisition to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Intangible assets, including IPR&D, are amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Customer relationships represent the fair value of future projected revenue that will be derived from the sale of products to existing customers of the acquired companies.

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

As of the acquisition date, certain ongoing development projects were in process. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition. At June 30, 2010 all development projects from our Teknovus acquisition were still in process. Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.

Supplemental Pro Forma Data (Unaudited)

The unaudited pro forma statement of operations data below gives effect to our Dune Networks and Teknovus acquisitions that were completed in December 2009 and March 2010, respectively, as if they had occurred at the beginning of 2009. The following data includes the amortization of purchased intangible assets and stock-based compensation expense. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place at the beginning of 2009.

	Six Months Ended
	June 30,
	2010	2009
	(In thousands,
	except per share data)

Pro forma net revenue	$3,072,990	$1,919,899

Pro forma net income (loss)	$476,817	$(107,593)

Pro forma net income (loss) per share (basic)	$0.96	$(0.22)

Pro forma net income (loss) per share (diluted)	$0.90	$(0.22)

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Cash, Cash Equivalents and Marketable Securities

A summary of our cash, cash equivalents and short- and long-term marketable securities by major security type follows:

		Short-Term	Long-Term
	Cash and	Marketable	Marketable
	Cash Equivalents	Securities	Securities	Total
	(In thousands)

June 30, 2010
Cash	$116,121	$—	$—	$116,121
Bank deposits	688,038	—	—	688,038
U.S. Treasury and agency money market funds	183,875	—	—	183,875
U.S. Treasury and agency obligations	7,499	593,236	421,935	1,022,670
Commercial paper	169,310	30,829	—	200,139
Corporate bonds	—	20,657	19,176	39,833
Institutional money market funds	238,790	—	—	238,790

	$1,403,633	$644,722	$441,111	$2,489,466

December 31, 2009
Cash	$74,044	$—	$—	$74,044
Bank deposits	571,959	—	—	571,959
U.S. Treasury and agency money market funds	515,930	—	—	515,930
U.S. Treasury and agency obligations	—	521,022	436,518	957,540
Commercial paper	79,988	—	—	79,988
Corporate bonds	—	11,259	2,098	13,357
Institutional money market funds	155,172	—	—	155,172

	$1,397,093	$532,281	$438,616	$2,367,990

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the gross unrealized gains and losses and fair values for those investments aggregated by major security type:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)

June 30, 2010
U.S. Treasury and agency obligations	$1,020,250	$2,424	$(4)	$1,022,670
Commercial paper	200,138	1	—	200,139
Corporate bonds	39,797	53	(17)	39,833

	$1,260,185	$2,478	$(21)	$1,262,642

December 31, 2009
U.S. Treasury and agency obligations	$956,944	$724	$(128)	$957,540
Commercial paper	79,988	—	—	79,988
Corporate bonds	13,364	5	(12)	13,357

	$1,050,296	$729	$(140)	$1,050,885

The following table shows the fair value measurements for those investments aggregated by major security type:

	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

June 30, 2010
Cash	$116,121	$—	$—	$116,121
Bank deposits	688,038	—	—	688,038
U.S. Treasury and agency money market funds	183,875	—	—	183,875
U.S. Treasury and agency obligations	1,022,670	—	—	1,022,670
Commercial paper	—	200,139	—	200,139
Corporate bonds	15,214	24,619	—	39,833
Institutional money market funds	238,790	—	—	238,790

	$2,264,708	$224,758	$—	$2,489,466

December 31, 2009
Cash	$74,044	$—	$—	$74,044
Bank deposits	571,959	—	—	571,959
U.S. Treasury and agency money market funds	515,930	—	—	515,930
U.S. Treasury and agency obligations	957,540	—	—	957,540
Commercial paper	—	79,988	—	79,988
Corporate bonds	5,077	8,280	—	13,357
Institutional money market funds	155,172	—	—	155,172

	$2,279,722	$88,268	$—	$2,367,990

There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2010. All of our long-term marketable securities had maturities of between one and three years in duration at June 30, 2010.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2010 we had 14 investments that were in an unrealized loss position. The gross unrealized losses related to these investments were due to changes in interest rates. We have determined that the gross unrealized losses on these investments at June 30, 2010 are temporary in nature. We review our investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

5.	Income Taxes

We recorded a tax benefit of $1.9 million and a tax provision of $0.5 million for the three and six months ended June 30, 2010, respectively, and a tax provision of $3.3 million and a tax benefit of $1.8 million for the three and six months ended June 30, 2009, respectively. Our effective tax rates were (0.7)% and 0.1% for the three and six months ended June 30, 2010, respectively, and 19.5% and 2.2% for the three and six months ended June 30, 2009, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate in the three and six months ended June 30, 2010 and 2009, domestic losses recorded without income tax benefit in the three and six months ended June 30, 2009, and tax benefits resulting primarily from expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions of $6.3 million and $6.6 million for the three and six months ended June 30, 2010, respectively, and $5.5 million and $6.5 million for the three and six months ended June 30, 2009, respectively. We also recorded a tax benefit of $3.9 million in the six months ended June 30, 2009 reflecting the utilization of a portion of our credits for increasing research activities (research and development tax credits) pursuant to a provision contained in the American Recovery and Reinvestment Tax Act of 2009, which was enacted in February 2009. Additionally, as a result of the May 27, 2009 and March 22, 2010 decisions in the U.S. Court of Appeals for the Ninth Circuit case concerning Xilinx (discussed below), we recorded a tax benefit of approximately $3 million in the six months ended June 30, 2010 to reverse the $3 million of related exposure previously recorded in the three and six months ended June 30, 2009.

We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $10.2 million and $11.2 million at June 30, 2010 and December 31, 2009, respectively.

As previously disclosed, on May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit in the case between Xilinx, Inc. and the Commissioner of Internal Revenue, overturned a 2005 U.S. Tax Court ruling regarding treatment of certain compensation expenses under a Company’s research and development cost-sharing arrangements with affiliates. The Court of Appeals held that related parties to such an arrangement must share stock-based compensation expenses, notwithstanding the fact that unrelated parties in such an arrangement would not share such costs. The case was subject to further appeal. As a result of this May 27, 2009 decision, we reduced our gross deferred tax assets for federal and state net operating loss carryforwards and capitalized research and development costs, increased in our deferred tax assets for certain tax credits, and increased our tax provision in 2009 by approximately $3 million.

On January 13, 2010, the U.S. Court of Appeals for the Ninth Circuit withdrew its May 27, 2009 ruling in the Xilinx case and subsequently issued a new decision in favor of Xilinx on March 22, 2010, thereby affirming the

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 30, 2005 decision of the U.S. Tax Court. Consequently, during the quarter ended March 31, 2010, we reversed the amounts we had previously recorded in 2009 related to the court’s May 27, 2009 decision. As a result, in the quarter ended March 31, 2010, we reduced our tax provision by approximately $3 million and adjusted certain of our gross deferred tax assets. Included in these adjustments was an increase in our federal and state net operating loss carryforwards of approximately $665 million and $455 million, respectively, an increase of federal and state capitalized research and development costs of approximately $10 million each, an increase in our deferred tax assets relating to stock-based compensation of approximately $65 million, and a decrease in certain tax credits of approximately $10 million. These changes in our gross deferred tax assets were fully offset by a valuation allowance adjustment, and therefore did not result in any change in our net deferred tax assets or our income tax expense for the three months ended March 31, 2010. In addition to the adjustments related to the March 22, 2010 Xilinx decision, in the three months ended March 31, 2010, we reduced our federal and state net operating losses by approximately $60 million for adjustments to our intercompany charges to foreign affiliates for the years ended 2001 to 2009. This reduction to our net operating losses is fully offset by a corresponding adjustment to the valuation allowance for deferred tax assets resulting in no net change to net deferred tax assets in our unaudited condensed consolidated balance sheet and no adjustment to our income tax expense.

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

Share Repurchase Programs

From time to time our Board of Directors has authorized various programs to repurchase shares of our Class A common stock depending on market conditions and other factors. We repurchased approximately 5.2 million shares of our Class A common stock at a weighted average price of $29.75 per share in the three months ended March 31, 2010 under the program we announced in July 2008. This program to repurchase shares with an aggregate value of up to $1.0 billion was completed in March 2010, at which time we had repurchased 47.6 million shares of Class A common stock at a weighted average price of $21.01 per share under the program.

In February 2010 we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset dilution associated with our stock incentive plans. We repurchased a total of 3.8 million shares of our Class A common stock at a weighted average price of $31.88 per share in the three months ended June 30, 2010 under this program. The maximum number of shares of our Class A common stock that may be repurchased in any one year is equal to the total number of shares issued pursuant to our equity awards in the previous year and the current year. Purchases may be made in both the open market and through negotiated transactions. The share repurchase program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. This program may also be complemented with an additional share repurchase program in the future.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Quarterly Dividend

In January 2010 our Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. Our Board of Directors declared quarterly cash dividends of $0.08 per common share payable to holders of our common stock in each of the first two quarters of 2010. In the three and six months ended June 30, 2010 we paid $40.2 million and $79.8 million, respectively, in dividends to holders of our Class A and Class B common stock. These dividends were paid from U.S. domestic sources other than our retained earnings and are accounted for as reductions of shareholders’ equity.

Comprehensive Income

The components of comprehensive income (loss), net of taxes, are as follows:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)

Net income (loss)	$488,482	$(78,539)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	1,868	(4,523)
Translation adjustments	(2,902)	1,007

Total comprehensive income (loss)	$487,448	$(82,055)

7.	Employee Benefit Plans

Combined Incentive Plan Activity

Activity under all stock option incentive plans in the six months ended June 30, 2010 is set forth below:

	Options Outstanding
			Weighted	Weighted
			Average	Average
		Exercise	Exercise	Grant-Date
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
	(In thousands)

Balance at December 31, 2009	113,406	$0.01 - 81.50	$25.71	$15.71
Options granted	2,738	29.39 - 33.84	29.57	9.41
Options cancelled	(859)	0.01 - 81.50	34.88	15.62
Options exercised	(9,578)	0.01 - 34.56	20.71	18.22

Balance at June 30, 2010	105,707	$0.01 - 49.26	$26.18	$15.32

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock unit activity in the six months ended June 30, 2010 is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)

Balance at December 31, 2009	28,693	$25.58
Restricted stock units granted	10,650	29.30
Restricted stock units cancelled	(763)	25.52
Restricted stock units vested	(6,130)	27.81

Balance at June 30, 2010	32,450	$26.38

In February 2010, as part of Broadcom’s regular annual equity compensation review program, our Compensation Committee granted 10.1 million shares subject to equity awards, which included 2.2 million shares under employee stock options and 7.9 million restricted stock units.

The per share fair values of stock options and employee stock purchase rights granted in the six months ended June 30, 2010 in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

		Employee
	Employee	Stock
	Stock	Purchase
	Options	Rights

Expected life (in years)	4.49	0.49
Implied Volatility	0.39	0.38
Risk-free interest rate	1.99%	0.21%
Expected dividend yield	1.10%	1.05%
Weighted average fair value	$9.41	$7.76

The weighted average fair values per share of the restricted stock units granted in the six months ended June 30, 2010 was $29.30 calculated based on the fair market value of our Class A common stock on the respective grant dates less any expected dividend yield.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)

Cost of product revenue	$5,213	$6,128	$11,728	$12,005
Research and development	83,763	86,607	172,806	175,869
Selling, general and administrative	29,637	29,893	60,720	58,527

	$118,613	$122,628	$245,254	$246,401

The amount of unearned stock-based compensation currently estimated to be expensed from 2010 through 2014 related to unvested share-based payment awards at June 30, 2010 is $893.2 million. The following table

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2010 through 2014 related to unvested share-based payment awards at June 30, 2010:

	2010	2011	2012	2013	2014	Total
	(In thousands)

Unearned stock-based compensation	$220,355	$342,488	$212,856	$108,173	$9,278	$893,150

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

In April 2010 Wi-LAN Inc. filed a new complaint against us and multiple other defendants in the United States District Court for the Eastern District of Texas alleging that certain Broadcom Bluetooth products infringe a fifth Wi-LAN patent. The complaint seeks a permanent injunction, damages, and attorney’s fees. We are reviewing the complaint and have not yet filed a response. No trial date has been set.

In September 2009 we filed a complaint in the United States District Court for the Central District of California against Emulex Corporation, or Emulex, alleging infringement of ten patents generally relating to networking technologies. In February 2010, we amended our complaint to allege infringement of an additional patent, bringing the total to eleven. In May 2010, we filed a second patent infringement complaint against Emulex, bringing the total to twelve. Our complaints seek preliminary and permanent injunctions against Emulex and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In its answers, Emulex denied liability and asserted counterclaims seeking a declaratory judgment that the twelve patents are invalid and not infringed. Discovery is currently underway, with trial set for September 2011.

In November 2009 we filed a complaint in the United States District Court for the Eastern District of Texas against the Commonwealth Scientific and Industrial Research Organisation (CSIRO) seeking a declaratory judgment that U.S. Patent Number 5,487,069 is invalid, unenforceable and not infringed. CSIRO has not yet answered the complaint. Trial has been set for November 2011.

In December 2006 SiRF Technology, Inc., or SiRF, filed a complaint in the United States District Court for the Central District of California against Global Locate, Inc., a privately-held company that became a wholly-owned subsidiary of Broadcom in July 2007, alleging that certain Global Locate products infringe four SiRF patents relating generally to GPS technology. In January 2007 Global Locate filed an answer denying the allegations in SiRF’s complaint and asserting counterclaims. The counterclaims seek a declaratory judgment that the four SiRF

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

patents are invalid and not infringed, assert that SiRF has infringed four Global Locate patents relating generally to GPS technology, and assert unfair competition and antitrust violations related to the filing of sham litigation. In May 2007 the court granted Global Locate’s motion to stay the case until certain U.S. International Trade Commission, or ITC, actions between Global Locate and SiRF became final. Subject to SiRF filing a petition for writ of certiorari in the United States Supreme Court, the ITC actions may become final in July 2010. In July 2010, the court scheduled a status conference in August 2010.

In April 2007 Global Locate filed a complaint in the ITC against SiRF and four of its customers, e-TEN Corporation, Pharos Science & Applications, Inc., MiTAC International Corporation and Mio Technology Limited, referred to collectively as the SiRF Defendants, asserting that the SiRF Defendants engaged in unfair trade practices by importing GPS devices, including integrated circuits and embedded software, incorporated in products such as personal navigation devices and GPS-enabled cellular telephones that infringe, both directly and indirectly, six Global Locate patents relating generally to GPS technology. The complaint sought an exclusion order to bar importation of the SiRF Defendants’ products into the United States and a cease and desist order to bar further sales of infringing products that have already been imported. In January 2009 the Commission issued a Final Determination finding that SiRF and the other SiRF respondents infringed six Global Locate patents and that each of the six patents was not invalid. The Commission also issued an exclusion order banning the importation into the United States of infringing SiRF chips and the SiRF Defendants’ products containing infringing SiRF chips and a cease and desist order prohibiting SiRF and the certain other SiRF Defendants from engaging in certain activities related to the infringing chips. In April 2010, the United States Court of Appeals for the Federal Circuit affirmed the ITC’s decision.

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

Other Litigation.  In November 2009 Emulex filed a complaint in the Central District of California against Broadcom alleging violation of the antitrust laws, defamation, and unfair competition. The complaint seeks injunctive relief and monetary damages, including treble damages and attorneys’ fees. In January 2010, Emulex filed an amended complaint in which Emulex removed, among other things, the claim of unfair competition. In February 2010, we filed motions to dismiss the case. In June 2010, the District Court granted in part and denied in part our motion to dismiss and denied our motion to strike. In July 2010, we filed a notice of appeal of the District Court’s denial of our motion to strike. No trial date has been set for this matter. We intend to defend this action vigorously.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 31, 2010 the SLC formally and unanimously adopted a Report of the Special Litigation Committee of the Board of Directors of Broadcom, or Report. On April 1, 2010 the SLC directed Broadcom’s General Counsel to file a motion for summary judgment in the derivative action based on the findings and recommendations of the Report. That motion was filed April 5, 2010, seeking dismissal of the claims against the three remaining defendants. On June 21, 2010 plaintiffs in the federal derivative action filed an opposition to Broadcom’s motion, and a cross-motion for summary judgment. The SLC was granted leave to intervene and has filed a response on behalf of Broadcom. We cannot predict how the District Court will rule on Broadcom’s motion or the plaintiffs’ cross-motion.

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

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2009 we agreed in principle to settle the Stock Option Class Actions. Under the proposed settlement, the claims against Broadcom and its current and former officers and directors will be dismissed with prejudice and released in exchange for a $160.5 million cash payment by Broadcom. The parties entered into a stipulation and agreement of settlement dated as of April 30, 2010. We recorded the settlement amount as a one-time charge in 2009 and subsequent payment was made in June 2010 into a settlement fund for distribution pending final approval. On June 1, 2010 the District Court granted preliminary approval for the proposed settlement and entered an order providing for notice and a hearing in connection with the proposed settlement. On July 12, 2010 the lead plaintiff filed an unopposed motion for final approval of the proposed settlement. If approved, the proposed settlement will resolve all claims in the Stock Option Class Actions against Broadcom and the individual defendants. In the event that we are unable to obtain court approval, our ultimate liability could differ materially.

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

We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, arising from the Options Derivative Actions, the Stock Option Class Actions and the related SEC and U.S. Attorney’s Office investigations (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). The potential amount of the future payments we could be required to make under these indemnification obligations could be significant and could have a material impact on our results of operations. Pursuant to the Insurance Agreement, and subject to the terms described more completely therein, including relinquishing of rights to any further recovery as to the matters described above under these directors’ and officers’ liability insurance policies by Broadcom and certain of its former and current officers and directors, Broadcom received payments totaling $118.0 million from its insurance carriers. That amount includes $43.3 million in reimbursements previously received from the insurance carriers under reservations of rights, and $74.7 million paid to Broadcom upon final approval of the Partial Derivative Settlement. In addition, Broadcom paid $11.5 million to the lead federal derivative plaintiffs’ counsel for attorneys’ fees, expenses and costs of plaintiffs’ counsel in connection with the Partial Derivative Settlement and their prosecution of the derivative action.

In the event that the trial court’s approval of the Partial Derivative Settlement is reversed or vacated by an appellate court or otherwise does not become final and non-appealable, Broadcom in its sole discretion has the

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Broadcom has three reportable segments consistent with our target markets. Our three reportable segments are: Broadband Communications (Home), Mobile & Wireless (Hand) and Infrastructure & Networking (Infrastructure).

Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level. Our Mobile & Wireless reportable segment comprises our Mobile Platforms and Wireless Connectivity businesses. Our Mobile Platforms and Wireless Connectivity businesses are reported separately to the CODM to allow greater management focus on our Mobile Platform opportunity. However as the customers, economics, and competitors substantially overlap, and the product functionality is being integrated across these products in our own and competitor roadmaps, we aggregate these two businesses into one reportable segment, Mobile & Wireless.

We also report an “All Other” category that primarily includes licensing revenue from our agreement with Verizon Wireless and income from the Qualcomm Agreement since they are principally the result of corporate efforts. “All Other” also includes operating expenses that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. Operating costs and expenses that are not allocated include stock-based compensation, amortization of purchased intangible assets, impairment of goodwill and other long-lived assets, net settlement costs, net restructuring costs, charitable contributions, employer payroll tax on certain stock option exercises, and other miscellaneous expenses related to corporate allocations that were either over or under the

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

original projections at the beginning of the year. We include stock-based compensation and acquisition-related items in the “All Other” category as decisions regarding equity compensation are made at the corporate level and our CODM believes that acquisition accounting distorts the underlying economics of the reportable segment. Effective April 1, 2010, we reclassified the amortization of acquired inventory valuation step-up from its respective reportable segment into the “All Other” category, as these charges are the result of acquisition accounting and we believe these amounts should not be included when measuring our reportable segments’ operating performance. Prior period amounts have been reclassified to conform to the current period presentation. Our CODM does not review information regarding total assets, interest income or income taxes on an operating segment basis. The accounting policies for segment reporting are the same as for Broadcom as a whole.

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In thousands)

Three Months Ended June 30, 2010
Net revenue	$532,103	$630,053	$390,619	$51,673	$1,604,448
Operating income (loss)	122,821	104,245	137,823	(92,920)	271,969
Three Months Ended June 30, 2009
Net revenue	$363,843	$398,485	$210,353	$67,263	$1,039,944
Operating income (loss)	25,070	19,934	38,033	(71,388)	11,649

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In thousands)

Six Months Ended June 30, 2010
Net revenue	$995,888	$1,184,347	$782,915	$103,597	$3,066,747
Operating income (loss)	207,213	165,182	292,249	(185,343)	479,301
Six Months Ended June 30, 2009
Net revenue	$681,097	$697,347	$428,704	$86,232	$1,893,380
Operating income (loss)	40,411	(20,543)	79,634	(190,886)	(91,384)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Included in the “All Other” Category:	2010	2009	2010	2009
	(In thousands)

Net revenue	$51,673	$67,263	$103,597	$86,232

Stock-based compensation	$118,613	$122,628	$245,254	$246,401
Amortization of purchased intangible assets	14,388	8,251	24,254	16,523
Amortization of acquired inventory valuation step-up	2,217	1,923	6,665	6,980
Impairment of other long-lived assets	—	11,261	—	11,261
Settlement costs (gains), net	1,000	(58,406)	3,816	(57,256)
Restructuring costs (reversals), net	(319)	447	111	7,558
In-process research and development	—	—	—	—
Charitable contribution	—	50,000	—	50,000
Employer payroll tax on certain stock option exercises	2,194	1,209	3,761	1,942
Miscellaneous corporate allocation variances	6,500	1,338	5,079	(6,291)

Total other operating costs and expenses	$144,593	$138,651	$288,940	$277,118

Total operating loss for the “All Other” category	$(92,920)	$(71,388)	$(185,343)	$(190,886)

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Five largest customers as a group	35.9%	35.4%	35.2%	33.2%

Product revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States, as a percentage of product revenue was as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Asia (primarily in Korea, China, Japan and Taiwan)	38.0%	37.5%	39.7%	37.0%
Europe (primarily in the Finland, United Kingdom and France)	14.8	13.9	14.4	13.7
Other	0.3	0.3	0.6	0.3

	53.1%	51.7%	54.7%	51.0%

Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Asia (primarily in China, Hong Kong, Singapore and Taiwan)(1)	92.7%	90.1%	92.7%	88.9%
Europe (primarily in Sweden, Hungary and France)	2.4	2.8	2.4	3.3
Other	1.8	1.5	1.5	1.4

	96.9%	94.4%	96.6%	93.6%

(1)	For all periods presented, product revenue derived from shipments to China and Hong Kong represented approximately 29% and 25%, respectively, of total product revenue.

10.	Subsequent Events

In June 2010 we announced that our subsidiary, Broadcom International Ltd., agreed to terms with the board of Innovision Research & Technology PLC, or Innovision, (a company listed on the Alternative Investment Market of the London Stock Exchange: INN), to make an all-cash offer to acquire all of the issued and to be issued share capital of Innovision. Innovision is a near-field communication technology company. Under the terms of the offer, Innovision shareholders would receive Pounds Sterling 0.35 (approximately U.S.$0.52) per share in cash for each Innovision share held, representing a total equity value of approximately U.S.$47.5 million based on exchange rates at the date of the offer. The offer represented an 84.2% premium above the closing price of Innovision’s ordinary shares on June 17, 2010. On July 13, 2010, Broadcom International Ltd. declared the offer wholly unconditional in all respects. On July 16, 2010, Broadcom International Ltd had interests in approximately 10.5% of the existing issued share capital of Innovision and had separately received acceptances of the existing issued share capital of Innovision totaling 82.5%. It is anticipated that Innovision’s listing on the Alternative Investment Market of the London Stock Exchange will be cancelled effective from 7 am (London time) on August 13, 2010. Broadcom expects to operate the English compulsory share acquisition procedures and obtain 100% of the issued share capital of Innovision in the third quarter of 2010.

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

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected total net revenue, costs and expenses and product gross margin; our accounting estimates, assumptions and judgments; our success in pending litigation matters; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense; the demand for our products; the effect that recent economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; availability of adequate manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our potential needs for additional capital; inventory and accounts receivable levels; the impact of the Internal Revenue Service review of certain income and employment tax returns on our results of operations; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; the level of accrued rebates; and income we expect to record in connection with the Qualcomm Agreement. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement, except as otherwise required by law.

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

We sell our products to leading wired and wireless communications manufacturers in each of our reportable segments: Broadband Communications (Home), Mobile & Wireless (Hand) and Infrastructure & Networking

(Infrastructure). Our Mobile & Wireless reportable segment comprises our Mobile Platforms and Wireless Connectivity businesses. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into products used in multiple markets. We utilize independent foundries and third-party subcontractors to manufacture, assemble and test all of our semiconductor products.

Our diverse product portfolio includes:

•	Solutions for the Home (Broadband Communications) — enabling such products as digital cable, satellite and Internet Protocol (IP) set-top boxes and media servers; cable and digital subscriber line (DSL) modems and residential gateways; high definition televisions (HDTVs); high definition Blu-ray Disc® players; and digital video recorders (DVRs).

•	Solutions for the Hand (Mobile & Wireless) — integrating solutions in applications for wireless and personal area networking; cellular communications; personal navigation and global positioning; processing multimedia content in smartphones; and for managing the power in mobile devices; and

•	Solutions for Infrastructure (Infrastructure & Networking) — incorporating solutions for the business network requirements of enterprise, data center, small-to-medium-sized businesses (SMBs), and carriers and service providers, featuring high-speed controllers, switches and physical layer (PHY) devices supporting transmission and switching for local, metropolitan, wide area and storage networking and server solutions; processors for broadband network and security applications; and Voice over Internet Protocol (VoIP) solutions for gateway and telephony systems.

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

Operating Results for the Three and Six Months Ended June 30, 2010

In the three months ended June 30, 2010 our net income was $278.3 million as compared to a net income of $13.4 million in the three months ended June 30, 2009, a difference of $264.9 million. In the six months ended June 30, 2010 our net income was $488.5 million as compared to a net loss of $78.5 million in the six months ended June 30, 2009, a difference of $567.0 million. The increase in profitability in both periods was the direct result of broad-based increases in net revenue of 54.3% and 62.0% in the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009. In addition, our total gross margin increased 250 basis points and 350 basis points in the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009. Other 2010 highlights include the following:

•	We generated cash flow from operations of $463.6 million during the six months ended June 30, 2010. Our cash and cash equivalents and marketable securities were $2.489 billion at June 30, 2010, compared with $2.368 billion at December 31, 2009.

•	In January 2010 our Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends to holders of our Class A and Class B common stock. We paid $40.2 million and $79.8 million in dividends in the three and six months ended June 30, 2010, respectively.

•	In February 2010, as part of Broadcom’s regular annual equity compensation review program, our Compensation Committee granted 10.1 million shares subject to equity awards, which included 2.2 million employee stock options and 7.9 million restricted stock units. At the date of grant, the amount of unearned stock-based compensation expense associated with these awards was $247.6 million and was estimated to be expensed from 2010 through 2014.

•	In February 2010 we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset the dilution associated with our stock incentive plans. Under this program we repurchased 3.8 million shares of our Class A common stock at a weighted average price of $31.88 per share in the three months ended June 30, 2010. In the three months ended March 31, 2010 we repurchased an additional 5.2 million shares of our Class A common stock which completed the share repurchase program announced in July 2008.

•	In March 2010 we acquired Teknovus, Inc., a leading supplier of Ethernet Passive Optical Network chipsets and software for approximately $100.1 million, net of cash acquired. We also assumed $14.6 million of debt which was subsequently repaid in the three months ended March 31, 2010.

•	In June 2010 we announced that our subsidiary, Broadcom International Ltd., has agreed to terms with the board of Innovision Research & Technology PLC, or Innovision, (a company listed on the Alternative Investment Market of the London Stock Exchange: INN) to make an all-cash offer to acquire all of the issued and to be issued share capital of Innovision. Innovision is a near-field communication technology company. Under the terms of the offer, Innovision shareholders would receive Pounds Sterling 0.35 (approximately U.S.$0.52) per share in cash for each Innovision share held, representing a total equity value of approximately U.S. $47.5 million based on exchange rates at the date of the offer. The offer represented an 84.2% premium above the closing price of Innovision’s ordinary shares on June 17, 2010. On July 13, 2010, Broadcom International Ltd. declared the offer wholly unconditional in all respects. On July 16, 2010, Broadcom International Ltd had interests in approximately 10.5% of the existing issued share capital of Innovision and had separately received acceptances of the existing issued share capital of Innovision totaling 82.5%. It is anticipated that Innovision’s listing on the Alternative Investment Market of the London Stock Exchange will be cancelled effective from 7 am (London time) on August 13, 2010. Broadcom expects to operate the English compulsory share acquisition procedures and obtain 100% of the issued share capital of Innovision in the third quarter of 2010.

Business Enterprise Segments.

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In thousands)

Three Months Ended June 30, 2010
Net revenue	$532,103	$630,053	$390,619	$51,673	$1,604,448
Operating income (loss)	122,821	104,245	137,823	(92,920)	271,969
Three Months Ended June 30, 2009
Net revenue	$363,843	$398,485	$210,353	$67,263	$1,039,944
Operating income (loss)	25,070	19,934	38,033	(71,388)	11,649

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In thousands)

Six Months Ended June 30, 2010
Net revenue	$995,888	$1,184,347	$782,915	$103,597	$3,066,747
Operating income (loss)	207,213	165,182	292,249	(185,343)	479,301
Six Months Ended June 30, 2009
Net revenue	$681,097	$697,347	$428,704	$86,232	$1,893,380
Operating income (loss)	40,411	(20,543)	79,634	(190,886)	(91,384)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Included in the “All Other” Category:	2010	2009	2010	2009
	(In thousands)

Net revenue	$51,673	$67,263	$103,597	$86,232

Stock-based compensation	$118,613	$122,628	$245,254	$246,401
Amortization of purchased intangible assets	14,388	8,251	24,254	16,523
Amortization of acquired inventory valuation step-up	2,217	1,923	6,665	6,980
Impairment of other long-lived assets	—	11,261	—	11,261
Settlement costs (gains), net	1,000	(58,406)	3,816	(57,256)
Restructuring costs (reversals), net	(319)	447	111	7,558
In-process research and development	—	—	—	—
Charitable contribution	—	50,000	—	50,000
Employer payroll tax on certain stock option exercises	2,194	1,209	3,761	1,942
Miscellaneous corporate allocation variances	6,500	1,338	5,079	(6,291)

Total other operating costs and expenses	$144,593	$138,651	$288,940	$277,118

Total operating loss for the “All Other” category	$(92,920)	$(71,388)	$(185,343)	$(190,886)

For additional information about our business enterprise segments, see further discussion in Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.

Factors That May Impact Net Income (Loss)

Our net income (loss) has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	volume of product sales and corresponding gross margin;

•	required levels of research and development and other operating costs;

•	stock-based compensation expense;

•	licensing and income from intellectual property;

•	deferral of revenue under multiple-element arrangements;

•	amortization of purchased intangible assets;

•	cash-based incentive compensation expense;

•	litigation costs and insurance recoveries, including our directors’ and officers’ insurance settlement;

•	settlement costs or gains, including our proposed class action settlement;

•	income tax benefits from adjustments to tax reserves of foreign subsidiaries;

•	the loss of interest income resulting from lower average interest rates and investment balance reductions resulting from expenditures on repurchases of our Class A common stock, dividends and acquisitions of businesses;

•	impairment of goodwill and other long-lived assets;

•	charitable contributions;

•	other-than-temporary impairment of marketable securities and strategic investments;

•	restructuring costs or reversals thereof; and

•	gain (loss) on strategic investments.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2010.

Results of Operations

The following table sets forth certain Unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenue:
Product revenue	96.4%	92.9%	96.2%	94.7%
Income from Qualcomm Agreement	3.2	6.5	3.4	3.6
Licensing revenue	0.4	0.6	0.4	1.7

Total net revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of product revenue	47.4	49.9	47.5	51.0
Research and development	26.3	36.0	27.5	39.5
Selling, general and administrative	8.9	12.3	9.0	13.3
Amortization of purchased intangible assets	0.3	0.4	0.3	0.4
Impairment of other long-lived assets	—	1.1	—	0.6
Restructuring costs (reversals), net	—	—	—	0.4
Settlement costs (gains), net	0.1	(5.6)	0.1	(3.0)
Charitable contribution	—	4.8	—	2.6

Total operating costs and expenses	83.0	98.9	84.4	104.8
Income (loss) from operations	17.0	1.1	15.6	(4.8)
Interest income, net	0.1	0.4	0.1	0.5
Other income, net	0.1	0.1	0.2	0.1

Income (loss) before income taxes	17.2	1.6	15.9	(4.2)
Provision (benefit) for income taxes	(0.1)	0.3	—	(0.1)

Net income (loss)	17.3%	1.3%	15.9%	(4.1)%

The following table presents details of product and total gross margin as a percentage of product and total revenue, respectively:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Product gross margin	50.8%	46.3%	50.6%	46.2%
Total gross margin	52.6	50.1	52.5	49.0

The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the unaudited condensed consolidated statements of operations data above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Cost of product revenue	0.3%	0.6%	0.4%	0.6%
Research and development	5.2	8.3	5.6	9.3
Selling, general and administrative	1.8	2.9	2.0	3.1

Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin

The following tables present net revenue, cost of product revenue, product gross margin and total gross margin:

	Three Months Ended		Three Months Ended			%
	June 30, 2010		June 30, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)

Product revenue	$1,547,095	96.4%	$966,317	92.9%	$580,778	60.1%
Income from Qualcomm Agreement	51,674	3.2	67,263	6.5	(15,589)	(23.2)
Licensing revenue	5,679	0.4	6,364	0.6	(685)	(10.8)

Total net revenue	$1,604,448	100.0%	$1,039,944	100.0%	$564,504	54.3%

Cost of product revenue(1)	$761,229	47.4%	$518,674	49.9%	$242,555	46.8%

Product gross margin(2)	50.8%		46.3%		4.5%

Total gross margin(2)	52.6%		50.1%		2.5%

	Six Months Ended		Six Months Ended			%
	June 30, 2010		June 30, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)

Product revenue	$2,951,439	96.2%	$1,794,547	94.7%	$1,156,892	64.5%
Income from Qualcomm Agreement	103,348	3.4	67,263	3.6	36,085	53.6
Licensing revenue	11,960	0.4	31,570	1.7	(19,610)	(62.1)

Total net revenue	$3,066,747	100.0%	$1,893,380	100.0%	$1,173,367	62.0%

Cost of product revenue(1)	$1,456,551	47.5%	$964,951	51.0%	$491,600	50.9%

Product gross margin(2)	50.6%		46.2%		4.4%

Total gross margin(2)	52.5%		49.0%		3.5%

	Three Months Ended		Three Months Ended			%
	June 30, 2010		March 31, 2010			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)

Product revenue	$1,547,095	96.4%	$1,404,344	96.1%	$142,751	10.2%
Income from Qualcomm Agreement	51,674	3.2	51,674	3.5	—	—
Licensing revenue	5,679	0.4	6,281	0.4	(602)	(9.6)

Total net revenue	$1,604,448	100.0%	$1,462,299	100.0%	$142,149	9.7%

Cost of product revenue(1)	$761,229	47.4%	$695,322	47.5%	$65,907	9.5%

Product gross margin(2)	50.8%		50.5%		0.3%

Total gross margin(2)	52.6%		52.5%		0.1%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

(2)	Due to the separate presentation of income from the Qualcomm Agreement and licensing revenue implemented in 2009, the tables include product gross margin in addition to our previously reported total gross margin.

Net Revenue.  Our product revenue is generated principally by sales of our semiconductor devices. Our Broadband Communications products include solutions for cable modems, DSL applications, digital cable, direct broadcast satellite and IP set-top boxes, digital TVs and high definition DVD and personal video recording devices. Our Mobile & Wireless products include wireless LAN, cellular, touch controller, GPS, Bluetooth, mobile multimedia and applications processors, mobile power management and VoIP solutions. Our Infrastructure & Networking products include Ethernet transceivers, controllers, switches, broadband network and security processors and server chipsets. Our licensing revenue and income from the Qualcomm Agreement is generated from the licensing of intellectual property.

The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue:

	Three Months Ended		Three Months Ended			%
	June 30, 2010		June 30, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)

Broadband Communications	$532,103	33.2%	$363,843	35.0%	$168,260	46.2%
Mobile & Wireless	630,053	39.3	398,485	38.3	231,568	58.1
Infrastructure & Networking	390,619	24.3	210,353	20.2	180,266	85.7
All other(1)	51,673	3.2	67,263	6.5	(15,590)	(23.2)

Total net revenue	$1,604,448	100.0%	$1,039,944	100.0%	$564,504	54.3%

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent agreements. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

The increase in net revenue from our Broadband Communications reportable segment resulted primarily from an increase in demand for digital set-top boxes and broadband modems. The increase in net revenue from our Mobile & Wireless reportable segment resulted primarily from the increase in demand for our wireless combo solutions as well as the ramp of our cellular products. The increase in net revenue from our Infrastructure & Networking reportable segment resulted primarily from an increase in demand for our Ethernet switching products.

The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue:

	Six Months Ended		Six Months Ended			%
	June 30, 2010		June 30, 2009			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In thousands, except percentages)

Broadband Communications	$995,888	32.5%	$681,097	36.0%	$314,791	46.2%
Mobile & Wireless	1,184,347	38.6	697,347	36.8	487,000	69.8
Infrastructure & Networking	782,915	25.5	428,704	22.6	354,211	82.6
All other(1)	103,597	3.4	86,232	4.6	17,365	20.1

Total net revenue	$3,066,747	100.0%	$1,893,380	100.0%	$1,173,367	62.0%

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009, (ii) royalties received pursuant to a patent license agreement that was entered into with Verizon Wireless in July 2007 and (iii) other revenue from certain patent agreements, each previously reported in our Mobile & Wireless reportable segment. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

The increase in net revenue from our Broadband Communications reportable segment resulted primarily from an increase in demand for digital set-top boxes and broadband modems. The increase in net revenue from our Mobile & Wireless reportable segment resulted primarily from the increase in demand for our wireless combo solutions as well as the ramp of our cellular products. The increase in net revenue from our Infrastructure & Networking reportable segment resulted primarily from an increase in demand for our Ethernet switching products. The increase in our “All Other” category was the result of a $36.0 million increase in income received from the Qualcomm Agreement, offset in part by a $19.0 million decrease in licensing revenue from our agreement with Verizon Wireless.

We recorded rebates to certain customers of $132.2 million, or 8.2% of net revenue and $70.0 million, or 6.7% of net revenue, in the three months ended June 30, 2010 and 2009, respectively and $236.1 million, or 7.7% of net revenue and $120.6 million, or 6.4% of net revenue in the six months ended June 30, 2010 and 2009, respectively. The increase in rebates in 2010 was attributable to the increase in net revenue along with a change to the mix in sales to customers that participate in our rebate programs, primarily an increase in the Mobile & Wireless area. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs We reversed accrued rebates of $1.0 million and $4.7 million in the three months ended June 30, 2010 and 2009, respectively and $2.8 million and $7.6 million in the six months ended June 30, 2010 and 2009, respectively.

The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue:

	Three Months Ended		Three Months Ended			%
	June 30, 2010		March 31, 2010			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)

Broadband Communications	$532,103	33.2%	$463,785	31.7%	$68,318	14.7%
Mobile & Wireless	630,053	39.3	554,294	37.9	75,759	13.7
Infrastructure & Networking	390,619	24.3	392,296	26.8	(1,677)	(0.4)
All other(1)	51,673	3.2	51,924	3.6	(251)	(0.5)

Total net revenue	$1,604,448	100.0%	$1,462,299	100.0%	$142,149	9.7%

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent agreements. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

The increase in net revenue from our Broadband Communications reportable segment resulted primarily from an increase in demand for digital set-top boxes and broadband modems. The increase in net revenue from our Mobile & Wireless reportable segment resulted from the continued increase in demand for our wireless combo solutions, offset in part by a decline in the demand for our cellular products.

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

For these and other reasons, our total net revenue and results of operations for the three and six months ended June 30, 2010 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Concentration of Net Revenue

Income from the Qualcomm Agreement is expected to be recognized in the remainder of 2010 through 2013 as follows:

	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Income from Qualcomm Agreement	$103,347	$206,695	$186,012	$86,400	$—	$582,454

The following table presents details of our product net revenue:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Product sales made through direct sales force(1)	76.6%	78.8%	78.5%	80.5%
Product sales made through distributors(2)	23.4	21.2	21.5	19.5

	100.0%	100.0%	100.0%	100.0%

(1)	Includes 5.7% and 7.0% of product sales maintained under hubbing arrangements with certain of our customers in the three months ended June 30, 2010 and 2009, respectively, and 5.6% and 7.4% in the six months ended June 30, 2010 and 2009, respectively.

(2)	Includes 8.1% and 8.7% of product sales maintained under fulfillment distributor arrangements in the three months ended June 30, 2010 and 2009, respectively, and 6.7% and 7.4% in the six months ended June 30, 2010 and 2009, respectively.

Product sales made through distributors increased as a percentage of product revenue in the three and six months ended June 30, 2010. The increase is due to the ramping of mobile and wireless products sold by stocking distributors serving as an interface for certain of our customers, as well as incremental demand for our infrastructure and networking products in Asia.

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Five largest customers as a group	35.9%	35.4%	35.2%	33.2%

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

Product revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States, as a percentage of product revenue was as follows:

			Six Months
	Three Months		Ended
	Ended June 30,		June 30,
	2010	2009	2010	2009

Asia (primarily in Korea, China, Japan and Taiwan)	38.0%	37.5%	39.7%	37.0%
Europe (primarily in the Finland, United Kingdom and France)	14.8	13.9	14.4	13.7
Other	0.3	0.3	0.6	0.3

	53.1%	51.7%	54.7%	51.0%

Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Asia (primarily in China, Hong Kong, Singapore and Taiwan)(1)	92.7%	90.1%	92.7%	88.9%
Europe (primarily in Sweden, Hungary and France)	2.4	2.8	2.4	3.3
Other	1.8	1.5	1.5	1.4

	96.9%	94.4%	96.6%	93.6%

(1)	For all periods presented, product revenue derived from shipments to China and Hong Kong represented approximately 29% and 25%, respectively, of total product revenue.

All of our revenue to date has been denominated in U.S. dollars.

Factors That May Impact Net Revenue

The demand for our products and the subsequent recognition of net revenue has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	general economic and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers and distributors, to manage inventory;

•	the timing of our distributors’ shipments to their customers or when products are taken by our customers under hubbing arrangements;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost effective and timely manner;

•	the rate at which our present and future customers and end-users adopt/ramp our products and technologies;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; and

•	the unavailability of credit and financing, which may lead certain of our customers to reduce their level of purchases or to seek credit or other accommodations from us.

Cost of Product Revenue and Product Gross Margin.  Cost of product revenue comprises the cost of our semiconductor devices, which consists of the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, as well as royalties paid to vendors for use of their technology. Also included in cost of product revenue is the amortization of purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs, provisions for excess and obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support. Product gross margin is product revenue less cost of product revenue divided by product revenue and does not include income from the Qualcomm Agreement and licensing revenue of intellectual property. Total gross margin is total net revenue less cost of product revenue divided by total net revenue.

Product gross margin increased from 46.3% in the three months ended June 30, 2009 to 50.8% in the three months ended June 30, 2010 primarily as a result of cost reductions in each of our reportable segments as we continued our transition to 65 nanometer process technology. Other factors that contributed to the increase in product gross margin were: (i) fixed costs being spread over a higher revenue base (ii) change in product mix primarily related to the increase in sales of our infrastructure and networking products and (iii) a net decrease in excess and obsolete inventory provisions of $14.3 million.

Product gross margin increased from 46.2% in the six months ended June 30, 2009 to 50.6% in the six months ended June 30, 2010 primarily as a result of cost reductions in each of our reportable segments as we continued our transition to 65 nanometer process technology. Other factors that contributed to the increase in product gross margin were: (i) fixed costs being spread over a higher revenue base (ii) change in product mix primarily related to the increase in sales of our infrastructure and networking products and (iii) a net decrease in excess and obsolete inventory provisions of $27.0 million.

Product gross margin increased slightly from 50.5% in the three months ended March 31, 2010 to 50.8% in the three months ended June 30, 2010 primarily as a result of cost reductions in each of our reportable segments as we continued our transition to 65 nanometer process technology. Other factors that contributed to the increase in product gross margin were: (i) fixed costs being spread over a higher revenue base and (ii) a net decrease in excess and obsolete inventory provisions of $1.8 million.

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

The following tables present details of research and development expense:

	Three Months Ended		Three Months Ended			%
	June 30, 2010		June 30, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)

Salaries and benefits	$228,342	14.2%	$188,497	18.1%	$39,845	21.1%
Stock-based compensation(1)	83,763	5.2	86,607	8.3	(2,844)	(3.3)
Development and design costs	55,831	3.5	48,331	4.6	7,500	15.5
Other	53,706	3.4	51,335	5.0	2,371	4.6

Research and development	$421,642	26.3%	$374,770	36.0%	$46,872	12.5%

	Six Months Ended		Six Months Ended			%
	June 30, 2010		June 30, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)

Salaries and benefits	$447,256	14.6%	$378,164	20.0%	$69,092	18.3%
Stock-based compensation(1)	172,806	5.6	175,869	9.3	(3,063)	(1.7)
Development and design costs	119,344	3.9	93,948	5.0	25,396	27.0
Other	103,080	3.4	99,513	5.2	3,567	3.6

Research and development	$842,486	27.5%	$747,494	39.5%	$94,992	12.7%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

The increase in salaries and benefits was primarily attributable to an increase in headcount of approximately 765 personnel (predominantly in the Infrastructure & Networking reportable segment as a result of our acquisitions of Dune Networks and Teknovus, as well as increases in our Mobile & Wireless reportable segment), to approximately 6,140 at June 30, 2010, which represents a 14.2% increase from our June 30, 2009 levels. Salary increases were also attributable to increased incentive compensation. Development and design costs increased due to increases in mask, prototyping, testing and engineering design tool costs stemming from our continued transition of products to 65 and 40 nanometer process technologies. Development and design costs vary from period to period depending on the timing, development and tape-out of various products.

We expect research and development costs to increase as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. The majority of our new products are now designed in 65 nanometer and 40 nanometer CMOS processes, and we are preparing for the 28 nanometer process. We currently hold more than 4,300 U.S. and more than 1,800 foreign patents and more than 7,900 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The following tables present details of selling, general and administrative expense:

	Three Months Ended		Three Months Ended			%
	June 30, 2010		June 30, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)

Salaries and benefits	$58,599	3.7%	$45,161	4.3%	$13,438	29.8%
Stock-based compensation(1)	29,637	1.8	29,893	2.9	(256)	(0.9)
Legal and accounting fees	31,161	1.9	39,772	3.8	(8,611)	(21.7)
Other	23,690	1.5	12,584	1.3	11,106	88.3

Selling, general and administrative	$143,087	8.9%	$127,410	12.3%	$15,677	12.3%

	Six Months Ended		Six Months Ended			%
	June 30, 2010		June 30, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)

Salaries and benefits	$114,342	3.7%	$91,155	4.8%	$23,187	25.4%
Stock-based compensation(1)	60,720	2.0	58,527	3.1	2,193	3.7
Legal and accounting fees	58,100	1.9	74,126	3.9	(16,026)	(21.6)
Other	42,833	1.4	28,650	1.5	14,183	49.5

Selling, general and administrative	$275,995	9.0%	$252,458	13.3%	$23,537	9.3%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

The increase in salaries and benefits was primarily attributable to an increase in headcount of approximately 115 personnel, as well as higher incentive compensation. The decrease in legal and accounting fees related to a decrease in legal fees associated with litigation related to our stock options matter. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and prior years’ stock option backdating securities litigation, patent prosecution and filings and various other transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for further information. The increase in the Other line item in the above tables is primarily attributable to an increase in facilities and travel expenses.

Stock-Based Compensation Expense

The following tables present details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Three Months Ended			%
	June 30, 2010		June 30, 2009			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)

Cost of product revenue	$5,213	0.3%	$6,128	0.6%	$(915)	(14.9)%
Research and development	83,763	5.2	86,607	8.3	(2,844)	(3.3)
Selling, general and administrative	29,637	1.8	29,893	2.9	(256)	(0.9)

	$118,613	7.3%	$122,628	11.8%	$(4,015)	(3.3)%

	Six Months Ended		Six Months Ended			%
	June 30, 2010		June 30, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)

Cost of product revenue	$11,728	0.4%	$12,005	0.6%	$(277)	(2.3)%
Research and development	172,806	5.6	175,869	9.3	(3,063)	(1.7)
Selling, general and administrative	60,720	2.0	58,527	3.1	2,193	3.7

	$245,254	8.0%	$246,401	13.0%	$(1,147)	(0.5)%

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

It is our long-term objective that total stock-based compensation approximates 5% of total net revenue.

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2010 through 2014 related to unvested share-based payment awards at June 30, 2010:

	2010	2011	2012	2013	2014	Total
	(In thousands)

Unearned stock-based compensation	$220,355	$342,488	$212,856	$108,173	$9,278	$893,150

See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of activity related to share-based awards.

Amortization of Purchased Intangible Assets

The following tables present details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Three Months Ended			%
	June 30, 2010		June 30, 2009			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In thousands, except percentages)

Cost of product revenue	$8,548	0.5%	$4,112	0.4%	$4,436	107.9%
Other operating expenses	5,840	0.3	4,139	0.4	1,701	41.1

	$14,388	0.8%	$8,251	0.8%	$6,137	74.4%

	Six Months Ended		Six Months Ended			%
	June 30, 2010		June 30, 2009			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In thousands, except percentages)

Cost of product revenue	$15,767	0.5%	$8,225	0.4%	$7,542	91.7%
Other operating expenses	8,487	0.3	8,298	0.4	189	2.3

	$24,254	0.8%	$16,523	0.8%	$7,731	46.8%

The following table presents details of the amortization of existing purchased intangible assets, including IPR&D, that is currently estimated to be expensed in the remainder of 2010 and thereafter at June 30, 2010. If we acquire additional purchased intangible assets in the future, our cost of product revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Asset Amortization by Year
	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)

Cost of product revenue	$14,745	$36,938	$39,179	$30,945	$18,874	$20,578	$161,259
Other operating expenses	8,618	6,289	3,350	2,990	2,973	11,599	35,819

	$23,363	$43,227	$42,529	$33,935	$21,847	$32,177	$197,078

Settlement Costs (Gains)

We recorded settlement charges of $1.0 million and $3.8 million in the three and six months ended June 30, 2010, respectively. We recorded settlement gains of $65.3 million related to the Qualcomm Agreement in the three months ended June 30, 2009. We also recorded $6.9 million in settlement costs in the three months ended June 30, 2009 for an estimated settlement associated with certain employment tax items. In addition in the six months ended June 30, 2009 we recorded additional settlement costs of $1.2 million.

Charitable Contribution

In April 2009 we established the Broadcom Foundation, or the Foundation, to support science, technology, engineering and mathematics programs, as well as a broad range of community services. In June 2009 we pledged to make an unrestricted grant of $50.0 million to the Foundation upon receiving a determination letter from the Internal Revenue Service of the exemption from federal income taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. We recorded an operating expense for the contribution of $50.0 million in the three and six months ended June 30, 2009.

Interest and Other Income, Net

The following tables present interest and other income, net:

	Three Months Ended		Three Months Ended			%
	June 30, 2010		June 30, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)

Interest income, net	$2,548	0.1%	$3,986	0.4%	$(1,438)	(36.1)%
Other income, net	1,934	0.1	1,019	0.1	915	89.8

	Six Months Ended		Six Months Ended			%
	June 30, 2010		June 30, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)

Interest income, net	$4,862	0.1%	$8,384	0.5%	$(3,522)	(42.0)%
Other income, net	4,792	0.2	2,665	0.1	2,127	79.8

Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. Other income, net, primarily includes gains and losses on foreign currency transactions. The decrease in interest income, net, was the result of the overall decrease in market interest rates. The average interest rates in the three months ended June 30, 2010 and 2009 were 0.41% and 0.73%, respectively. The average interest rates in the six months ended June 30, 2010 and 2009 were 0.40% and 0.81%, respectively. The decrease in the average interest rate is a reflection of the current interest rate environment as the Federal Funds Rate was approximately 0.25% at June 30, 2010.

Provision for Income Taxes

We recorded a tax benefit of $1.9 million and a tax provision of $0.5 million for the three and six months ended June 30, 2010, respectively, and a tax provision of $3.3 million and a tax benefit of $1.8 million for the three and six months ended June 30, 2009, respectively. Our effective tax rates were (0.7)% and 0.1% for the three and six months ended June 30, 2010, respectively, and 19.5% and 2.2% for the three and six months ended June 30, 2009, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate in the three and six months ended June 30, 2010 and 2009, domestic losses recorded without income tax benefit in the three and six months ended June 30, 2009, and tax benefits resulting primarily from expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions of $6.3 million and $6.6 million for the three and six months ended June 30, 2010, respectively, and $5.5 million and $6.5 million for the three and six months ended June 30, 2009, respectively. We also recorded a tax benefit of $3.9 million in the six months ended June 30, 2009 reflecting the utilization of a portion of our credits for increasing research activities (research and development tax credits) pursuant to a provision contained in the American Recovery and Reinvestment Tax Act of 2009, which was enacted in February 2009. Additionally, as a result of the May 27, 2009 and March 22, 2010 decisions in the U.S. Court of Appeals for the Ninth Circuit case concerning Xilinx (discussed below), we recorded a tax benefit of approximately $3 million in the six months ended June 30, 2010 to reverse the $3 million of related exposure previously recorded in the three and six months ended June 30, 2009.

We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $10.2 million and $11.2 million at June 30, 2010 and December 31, 2009, respectively.

As previously disclosed, on May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit in the case between Xilinx, Inc. and the Commissioner of Internal Revenue, overturned a 2005 U.S. Tax Court ruling regarding treatment of certain compensation expenses under a Company’s research and development cost-sharing arrangements with affiliates. The Court of Appeals held that related parties to such an arrangement must share stock-based compensation expenses, notwithstanding the fact that unrelated parties in such an arrangement would not share such costs. The case was subject to further appeal. As a result of this May 27, 2009 decision, we reduced our gross deferred tax assets for federal and state net operating loss carryforwards and capitalized research and development costs, increased in our deferred tax assets for certain tax credits, and increased our tax provision in 2009 by approximately $3 million.

On January 13, 2010, the U.S. Court of Appeals for the Ninth Circuit withdrew its May 27, 2009 ruling in the Xilinx case and subsequently issued a new decision in favor of Xilinx on March 22, 2010, thereby affirming the August 30, 2005 decision of the U.S. Tax Court. Consequently, during the quarter ended March 31, 2010, we reversed the amounts we had previously recorded in 2009 related to the court’s May 27, 2009 decision. As a result, in the quarter ended March 31, 2010, we reduced our tax provision by approximately $3 million and adjusted certain of our gross deferred tax assets. Included in these adjustments was an increase in our federal and state net operating loss carryforwards of approximately $665 million and $455 million, respectively, an increase of federal and state capitalized research and development costs of approximately $10 million each, an increase in our deferred tax assets relating to stock-based compensation of approximately $65 million, and a decrease in certain tax credits of approximately $10 million. These changes in our gross deferred tax assets were fully offset by a valuation allowance adjustment, and therefore did not result in any change in our net deferred tax assets or our income tax expense for the three months ended March 31, 2010. In addition to the adjustments related to the March 22, 2010 Xilinx decision, in the three months ended March 31, 2010, we reduced our federal and state net operating losses by approximately $60 million for adjustments to our intercompany charges to foreign affiliates for the years ended 2001 to 2009. This reduction to our net operating losses is fully offset by a corresponding adjustment to the valuation allowance for deferred tax assets resulting in no net change to net deferred tax assets in our unaudited condensed consolidated balance sheet and no adjustment to our income tax expense.

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

Recent Accounting Pronouncements

In January 2010 the FASB issued guidance that eliminates the concept of a “qualifying special-purpose entity” (QSPE), revises conditions for reporting a transfer of a portion of a financial asset as a sale (e.g., loan participations), clarifies the derecognition criteria, eliminates special guidance for guaranteed mortgage securitizations, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this guidance effective January 1, 2010, which did not have a material impact on our financial statements.

In January 2010 the FASB issued guidance that revises analysis for identifying the primary beneficiary of a variable interest entity, or VIE, by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this guidance effective January 1, 2010, which did not have a material impact on our financial statements.

In January 2010 the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. Except for the detailed disclosure in the Level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance became effective during the six months ended June 30, 2010. We adopted the relevant provisions of this guidance effective January 1, 2010, which did not have a material impact on our financial statements.

Subsequent Events

In June 2010 we announced that our subsidiary, Broadcom International Ltd., agreed to terms with the board of Innovision Research & Technology PLC, or Innovision, (a company listed on the Alternative Investment Market of the London Stock Exchange: INN), to make an all-cash offer to acquire all of the issued and to be issued share capital of Innovision. Innovision is a near-field communication technology company. Under the terms of the offer, Innovision shareholders would receive Pounds Sterling 0.35 (approximately U.S.$0.52) per share in cash for each Innovision share held, representing a total equity value of approximately U.S.$47.5 million based on exchange rates at the date of the offer. The offer represented an 84.2% premium above the closing price of Innovision’s ordinary shares on June 17, 2010. On July 13, 2010, Broadcom International Ltd. declared the offer wholly unconditional in all respects. On July 16, 2010, Broadcom International Ltd had interests in approximately 10.5% of the existing issued share capital of Innovision and had separately received acceptances of the existing issued share capital of Innovision totaling 82.5%. It is anticipated that Innovision’s listing on the Alternative Investment Market of the London Stock Exchange will be cancelled effective from 7 am (London time) on August 13, 2010. Broadcom expects to operate the English compulsory share acquisition procedures and obtain 100% of the issued share capital of Innovision in the third quarter of 2010.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.  The following table presents working capital, and cash and cash equivalents and marketable securities:

	June 30,	December 31,
	2010	2009	Increase
	(In thousands)

Working capital	$2,231,644	$1,765,982	$465,662

Cash and cash equivalents(1)	$1,403,633	$1,397,093	$6,540
Short-term marketable securities(1)	644,722	532,281	112,441
Long-term marketable securities	441,111	438,616	2,495

	$2,489,466	$2,367,990	$121,476

(1)	Included in working capital.

See discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in the Six Months Ended June 30, 2010 and 2009

Cash and cash equivalents increased to $1.404 billion at June 30, 2010 from $1.397 billion at December 31, 2009 as a result of cash provided by operating activities, and the proceeds from the issuance of our Class A common stock, offset by net purchases of marketable securities, the acquisition of Teknovus, repurchases of our Class A common stock and our quarterly dividend payments.

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)

Net cash provided by operating activities	$463,610	$418,501
Net cash used in investing activities	(270,359)	(113,360)
Net cash provided by (used in) financing activities	(186,711)	10,732

Increase in cash and cash equivalents	$6,540	$315,873
Cash and cash equivalents at beginning of period	1,397,093	1,190,645

Cash and cash equivalents at end of period	$1,403,633	$1,506,518

Operating Activities

In the six months ended June 30, 2010 our operating activities provided $463.6 million in cash. This was primarily the result of net income of $488.5 million and net non-cash operating expenses of $307.4 million, offset in part by net cash used by changes in operating assets and liabilities of $332.3 million including our $160.5 million payment of previously accrued securities litigation settlement costs. In the six months ended June 30, 2009 our operating activities provided $418.5 million in cash. This was primarily the result of $311.1 million in net non-cash operating expenses, $185.9 million in net cash provided by changes in operating assets and liabilities (including the effects of the proceeds received from the Qualcomm Agreement) offset in part by a net loss of $78.5 million.

Changes in assets and liabilities at June 30, 2010 compared to December 31, 2009 included the following:

•	Days sales outstanding increased from 35 days to 39 days driven primarily by a variation in revenue linearity as a larger percentage of our sales occurred in the last month of the quarter ended June 30, 2010 as compared to the last month of the quarter ended December 31, 2009.

•	Inventory days on hand increased from 52 days to 59 days due to our decision to increase inventory on hand to meet the anticipated growth in the demand for our products primarily in our Mobile & Wireless reportable segment.

•	Accounts payable days outstanding increased slightly from 63 to 64 days.

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

Investing Activities

Investing activities used $270.4 million in cash in the six months ended June 30, 2010, which was primarily the result of $112.4 million in net purchases of marketable securities, $102.5 million in net cash paid primarily for the acquisition of Teknovus and $47.5 million of capital equipment purchases, mostly to support our research and development efforts. Investing activities used $113.4 million in cash in the six months ended June 30, 2009, which was primarily the result of net purchases of marketable securities of $89.2 million and $26.3 million of capital equipment purchases.

Financing Activities

Our financing activities used $186.7 million in cash in the six months ended June 30, 2010, which was primarily the result of $275.5 million in repurchases of shares of our Class A common stock, dividends paid of $79.8 million, repayment of debt assumed in our Teknovus acquisition of $14.6 million and $62.7 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $245.9 million in proceeds received from issuances of common stock upon exercise of stock options. Our financing activities provided $10.7 million in cash in the six months ended June 30, 2009, which was primarily the result of $83.7 million in proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan, offset in part by $38.4 million in repurchases of shares of our Class A common stock and $34.5 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units.

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

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	general economic and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

•	the unavailability of credit and financing, which may lead certain of our customers to reduce their levels of purchases or to seek credit or other accommodations from us;

•	litigation expenses, settlements and judgments;

•	the overall levels of sales of our semiconductor products, licensing revenue, income from the Qualcomm Agreement and product gross margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	repurchases of our Class A common stock;

•	payment of cash dividends;

•	required levels of research and development and other operating costs;

•	volume price discounts and customer rebates;

•	intellectual property disputes, customer indemnification claims and other types of litigation risks;

•	the levels of inventory and accounts receivable that we maintain;

•	acquisitions of other businesses, assets, products or technologies;

•	licensing royalties payable by us;

•	changes in our compensation policies;

•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees during 2010 and future years;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products and our anticipation of and responses to their products;

•	our relationships with suppliers and customers;

•	the availability and cost of sufficient foundry, assembly and test capacity and packaging materials; and

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.

In addition, we may require additional capital to accommodate planned future long-term growth, hiring, infrastructure and facility needs.

Off-Balance Sheet Arrangements

At June 30, 2010 we had no material off-balance sheet arrangements, other than our operating leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of June 30, 2010, a 100 basis point increase in interest rates across all maturities would result in a $6.2 million incremental decline in the fair market value of the portfolio. As of December 31, 2009, a similar 100 basis point shift in the yield curve would have resulted in an $8.8 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of June 30, 2010 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

Approximately $678.9 million of our $1.404 billion of cash and cash equivalents at June 30, 2010 is located in foreign countries where we conduct business. There may be tax effects upon repatriation of that cash to the United States.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2010, the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results may be adversely impacted by worldwide economic uncertainties and specific conditions in the markets we address.

We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. An increasing number of our products are being incorporated into consumer electronic products, which are subject to significant seasonality and fluctuations in demand. Economic volatility can cause extreme difficulties for our customers and vendors to accurately forecast and plan future business activities. This unpredictability could cause our customers to reduce spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers and vendors may face issues gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. As a result, we may experience growth patterns that are different than the end demand for products, particularly during periods of high volatility.

We cannot predict the timing, strength or duration of any economic slowdown or the impact it will have on our customers, our vendors or us. The combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a compound impact on our business. The impact of market volatility is not limited to revenue but may also affect our product gross margins and other financial metrics. Any downturn in the semiconductor industry may be severe and prolonged, and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations.

Our quarterly operating results may fluctuate significantly.

Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our Class A common stock will likely decline. Variability in the nature of our operating results may be attributed to the factors identified throughout this “Risk Factors” section, including:

•	changes in economic conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	seasonality in sales of consumer products in which our products are incorporated;

•	our dependence on a few significant customers and/or design wins for a substantial portion of our revenue;

•	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	changes in customer product needs and market acceptance of our products;

•	the impact of the Internal Revenue Service review of certain of our income and employment tax returns; and

•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

Many of the factors impacting our operating results are not within our control.

Our stock price is highly volatile.

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2008 through June 30, 2010 our Class A common stock has traded at prices as low as $12.98 and as high as $36.94 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

In addition, the market prices of securities of Internet-related, semiconductor and other technology companies have been and remain volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, we, and other companies that have experienced volatility in the market price of their securities, have been, and we currently are, the subject of securities class action litigation.

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

We are subject to order and shipment uncertainties.

It is difficult to accurately predict demand for our semiconductor products. We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel, change or defer purchase orders on short notice without incurring a significant penalty. Our ability to accurately forecast customer demand is further impaired by the delays inherent in our lengthy sales cycle. We operate in a dynamic industry and use significant resources to develop new products for existing and new markets. After we have developed a product, there is no guarantee that our customers will integrate our product into their equipment or devices and, ultimately, bring those products to market. In these situations, we may never produce and deliver any significant number of our products, even after incurring substantial development expenses. When a customer elects to integrate our product, it is typically six to 24 months before volume production of their equipment or devices commences. After volume production begins, we cannot be assured that the equipment or devices incorporating our product will gain market acceptance.

Our product demand forecasts are based on multiple assumptions, each of which may introduce error into our estimates. In the event we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we could forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition, a percentage of our inventory is maintained under hubbing arrangements whereby products are delivered to a customer or third party warehouse based upon the customer’s projected needs. Under these arrangements, we do not recognize product revenue until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Our ability to effectively manage inventory levels may be impaired under our hubbing arrangements, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.

We depend on a few significant customers for a substantial portion of our revenue.

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers represented 35.2% and 33.2% of our total net revenue in the six months ended June 30, 2010 and 2009, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The loss of any significant customer could materially and adversely affect our financial condition and results of operations.

A significant portion of our revenue in any period may also depend on a single product design win with a large customer. As a result, the loss of any such key design win or any significant delay in the ramp of volume production of the customer’s products into which our product is designed could materially and adversely affect our financial condition and results of operations. We may not be able to maintain sales to certain of our key customers or continue to secure key design wins for a variety of reasons, including:

•	agreements with our customers typically do not require them to purchase a minimum quantity of our products; and

•	our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty.

In addition, the majority of our licensing revenues and related income to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm. Our patent license agreements with these two customers are expected to result in licensing revenue and related income of approximately $1.056 billion over a seven year period. From July 2007 through June 2010, we recorded $474.0 million in licensing revenue and related income derived from Verizon Wireless and Qualcomm. The licensing revenue from our agreement with Verizon Wireless has ended and the income from the Qualcomm Agreement is non-recurring and will terminate in 2013. There can be no assurances that we will be able to enter into similar arrangements in the future, or that we will be able to successfully collect the remaining payments due to us under the Qualcomm Agreement in the event of a default by Qualcomm.

The loss of a key customer or design win, a reduction in sales to any key customer, decrease in licensing revenue, significant delay in our customers’ product development plans, or our inability to attract new significant customers or secure new key design wins could seriously impact our revenue and materially and adversely affect our results of operations.

We may be unable to successfully develop and introduce new products.

We expect that a high percentage of our future sales will come from sales of new products. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. The markets for some of these products are new to us and may be immature and/or unpredictable. These markets may not develop into profitable opportunities and we have invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. As a result, it is difficult to anticipate our future revenue streams from, or the sustainability of, our new products.

Our industry is dynamic and we are required to devote significant resources to research and development to remain competitive. The development of new silicon devices is highly complex, and we have experienced delays in completing the development, production and introduction of our new products. We may choose to discontinue one or more products or product development programs to dedicate more resources to other products. The discontinuation of an existing or planned product may adversely affect our relationship with our customers.

Our ability to successfully develop and deliver new products will depend on various factors, including our ability to:

•	effectively identify and capitalize upon opportunities in new markets;

•	timely complete and introduce new integrated products;

•	transition our semiconductor products to increasingly smaller line width geometries;

•	license any desired third party technology or intellectual property rights;

•	obtain sufficient foundry capacity and packaging materials; and

•	qualify and obtain industry interoperability certification of our products.

If we are not able to develop and introduce new products in a cost effective and timely manner, we will be unable to attract new customers or to retain our existing customers which would materially and adversely affect our results of operations.

We face intense competition.

The semiconductor industry and the wired and wireless communications markets are intensely competitive. We expect competition to continue to increase as new markets develop, as industry standards become well known and as other competitors enter our business. We expect to encounter further consolidation in the markets in which we compete.

Many of our competitors operate their own fabrication facilities and have longer operating histories and presences in key markets, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. We also face competition from newly established competitors, suppliers of products, and customers who choose to develop their own semiconductor solutions.

Existing or new competitors may develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in and is likely to continue to result in declining average selling prices, reduced gross margins and loss of market share in certain markets. We cannot assure you that we will be able to continue to compete successfully against current or new competitors. If we do not compete successfully, we may lose market share in our existing markets and our revenues may fail to increase or may decline.

We may be required to defend against alleged infringement of intellectual property rights.

Companies in the semiconductor industry and the wired and wireless communications markets aggressively protect and pursue their intellectual property rights. From time to time, we receive notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Additionally, we receive notices that challenge the validity of our patents. Intellectual property litigation can be expensive, time consuming and distracting to management. An adverse determination in any of these types of disputes could prevent us from manufacturing or selling some of our products or could prevent us from enforcing our intellectual property rights.

We may also be required to indemnify some customers and strategic partners under our agreements if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, extend our liability beyond the products we provide to include liability for combinations of components or system level designs and for consequential damages and/or lost profits. Even if claims or litigation against us are not valid or successfully asserted, these claims could result in significant costs and diversion of the attention of management and other key employees to defend.

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

We face risks associated with our acquisition strategy.

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies. The expansion of our business through acquisitions allows us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We may not be able to identify or consummate future acquisitions or realize the desired benefit from these acquisitions.

We face several challenges in the integration of acquired businesses that could disrupt our ongoing business and distract our management team, including:

•	delays in the timing and successful integration of an acquired company’s technologies;

•	the loss of key personnel;

•	lower gross margins and other financial challenges; and

•	becoming subject to intellectual property or other litigation.

Acquisitions can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, write up of acquired inventory to fair value, and the recording and later amortization of amounts related to certain purchased intangible assets. In addition, we may record goodwill and other purchased intangible assets in connection with an acquisition and incur impairment charges in the future. If our actual results, or the plans and estimates used in future impairment analyses, are less favorable than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

We may not be able to protect or enforce our intellectual property rights.

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. Any of our existing or future patents may be challenged, invalidated or circumvented. We engage in litigation to enforce or defend our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others, including our customers. If our intellectual property rights do not adequately protect our technology, our competitors may be able to offer products similar to ours.

Our software may be derived from “open source” software, which is generally made available to the public by its authors and/or other third parties. Open source software is often made available under licenses, which impose certain obligations in the event we distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works on different terms than those customarily used to protect our intellectual property. With respect to our proprietary software, we generally license such software under terms that prohibit combining it with open source software. Despite these restrictions, parties may combine our proprietary software with open source software without our authorization, in which case we might nonetheless be required to release the source code of our proprietary software.

We enter into confidentiality agreements with our employees, consultants and strategic partners. We also control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Additionally, current, departing or former employees or third parties could attempt to penetrate our computer systems and networks to misappropriate our proprietary information and technology or interrupt our business. Because the techniques used by computer hackers and others to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate these techniques. As a result, our technologies and processes may be misappropriated.

We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. Identifying unauthorized use of our products and technologies is difficult and time consuming. The initiation of litigation may adversely affect our relationships and agreements with certain customers that have a stake in the outcome of the litigation proceedings. Litigation is very expensive and may divert the attention of management and other key employees from the operation of the business, which could negatively impact our business and results of operations.

Our business is subject to potential tax liabilities.

We are subject to income taxes in the United States and various foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, or the imposition of new or changed tax laws or regulations or new related interpretations by taxing authorities in the U.S. or foreign jurisdictions, could adversely affect our results of operations. We are subject to examinations and tax audits. There can be no assurance that the outcomes from these audits will not have an adverse effect on our net operating loss and research and development tax credit carryforwards, our financial position, or our operating results.

In certain foreign jurisdictions, we operate under tax holidays and favorable tax incentives. For instance, in Singapore we operate under tax holidays that reduce taxes on substantially all of our operating income in that jurisdiction. Such tax holidays and incentives often require us to meet specified employment and investment criteria in such jurisdictions. In a period of tight manufacturing capacity, our ability to meet Singaporean content in our products may be more limited, which may have adverse tax consequences. More generally, if any of our tax holidays or incentives are terminated or if we fail to the meet the criteria to continue to enjoy such holidays or incentives, our results of operations may be materially and adversely affected.

Government regulation may adversely affect our business.

The effects of regulation on our customers or the industries in which they operate may materially and adversely impact our business. For example, the Federal Communications Commission (the “FCC”) has broad jurisdiction in the United States over many of the devices into which our products are incorporated. FCC regulatory policies that affect the ability of cable or satellite operators or telephone companies to offer certain services to their customers or other aspects of their business may impede sales of our products in the United States. In addition, we may experience delays if a product incorporating our chips fails to comply with FCC emissions specifications.

We and our customers are subject to various import and export laws and regulations. Government export regulations apply to the encryption or other features contained in some of our products. If we fail to continue to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to certain customers, or we may incur penalties or fines.

Our business may also be subject to regulation by countries other than the United States. Foreign governments may impose tariffs, duties and other import restrictions on components that we obtain from non-domestic suppliers and may impose export restrictions on products that we sell internationally. These tariffs, duties or restrictions could materially and adversely affect our business, financial condition and results of operations.

We may fail to adjust our operations in response to changes in demand.

Through internal growth and acquisitions, we significantly modified the scope of our operations and workforce in recent years. Our operations are characterized by a high percentage of costs that are fixed or difficult to reduce in the short term, such as research and development expenses and our highly skilled workforce. During some periods, our growth has placed a significant strain on our management personnel, systems and resources. To respond to periods of increased demand, we will be required to expand, train, manage and motivate our workforce. Alternatively, in response to the economic downturn in the markets in the semiconductor industry and communications market, we have been required to implement restructuring actions and a number of other cost saving measures. All of these endeavors require substantial management effort. If we are unable to effectively manage our expanding operations, we may be unable to adjust our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

We depend on third-party subcontractors to fabricate, assemble and test our products.

We do not own or operate fabrication, assembly or test facilities. We rely on third-party subcontractors to manufacture, assemble and test substantially all of our semiconductor devices. Accordingly, we cannot directly control our product delivery schedules and quality assurance. This lack of control could result in product shortages or quality assurance problems. These issues could delay shipments of our products or increase our assembly or testing costs.

We do not have long-term agreements with any of our manufacturing, assembly or test subcontractors and typically procure services from these suppliers on a per order basis. In the event our third-party foundry subcontractors experience a disruption of manufacturing, assembly or testing capacity, we may not be able to obtain alternative manufacturing, assembly and testing services in a timely manner, or at all. Furthermore, our foundries must have new manufacturing processes qualified if there is a disruption in an existing process, which could be time-consuming. We could experience significant delays in product shipments if we are required to find alternative manufactures, assemblers or testers for our products. We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products.

Because we rely on outside foundries, we face several significant risks in addition to those discussed above, including:

•	a lack of guaranteed wafer supply and higher wafer prices;

•	the limited availability of, or potential delays in obtaining access to, key process technologies; and

•	the location of foundries in regions that are subject to earthquakes, tsunamis and other natural disasters.

The manufacture of integrated circuits is a highly complex and technologically demanding process. Our foundries have from time to time experienced lower than anticipated manufacturing yields. This often occurs during the production of new products or the installation and start-up of new process technologies. In addition, we are dependent on our foundry subcontractors to successfully transition to smaller geometry processes.

We manufacture and sell complex products.

We have experienced hardware and software defects and bugs associated with the introduction of our highly complex products. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products. These problems could interrupt or delay sales and shipment of our products to customers. To alleviate these problems, we may have to divert our resources from other development efforts. In addition, these problems could result in claims against us by our customers or others, including possible claims for consequential damages and/or lost profits.

We are increasingly exposed to risks associated with our international operations.

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 54.7% and 51.0% of our product revenue in the six months ended June 30, 2010 and 2009, respectively, was derived from product sales to customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 96.6% and 93.6% of our product revenue in the six months ended June 30, 2010 and 2009, respectively. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

•	political, social and economic instability;

•	exposure to different business practices and legal standards, particularly with respect to intellectual property;

•	continuation of overseas conflicts and the risk of terrorist attacks and resulting heightened security;

•	the imposition of governmental controls and restrictions and unexpected changes in regulatory requirements;

•	nationalization of business and blocking of cash flows;

•	changes in taxation and tariffs; and

•	difficulties in staffing and managing international operations;

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

We are involved in litigation.

From time to time, we may become a party in various legal proceedings. For example, we are engaged in a civil litigation related to allegations that certain of our current and former directors and officers improperly dated stock option grants. Please refer to Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report for details regarding our pending litigation. Litigation is inherently unpredictable and there can be no assurance that any lawsuit to which we are a party will be resolved in our favor. Any claim that is successfully decided against us may cause us to pay substantial damages, including punitive damages, and other related fees. Regardless of whether lawsuits are resolved in our favor, any litigation will be expensive, time consuming and could divert the attention of our management.

We may be unable to attract, retain or motivate key personnel.

Our future success depends on our ability to attract, retain and motivate senior management and qualified technical personnel. Competition for these employees is intense. If we are unable to attract, retain and motivate such personnel in sufficient numbers and on a timely basis, we will experience difficulty in implementing our current business and product plans. In that event, we may be unable to successfully meet competitive challenges or to exploit potential market opportunities, which could adversely affect our business and results of operations.

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

Our co-founders and their affiliates may control the outcome of matters that require the approval of our shareholders.

As of June 30, 2010 our co-founders, directors, executive officers and their respective affiliates beneficially owned 12.3% of our outstanding common stock and held 55.0% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of June 30, 2010 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 11.1% of our outstanding common stock and held 54.7% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. Repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

There can be no assurance that we will continue to declare cash dividends.

In January 2010, our Board of Directors adopted a dividend policy pursuant to which the Company would pay quarterly dividends on our common stock. We intend to continue to pay such dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our shareholders and are in compliance with all laws and agreements of Broadcom applicable to the declaration and payment of cash dividends. Future dividends may be affected by, among other factors:

•	our views on potential future capital requirements for investments in acquisitions and the funding of our research and development;

•	stock repurchase programs;

•	changes in federal and state income tax laws or corporate laws; and

•	changes to our business model.

Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. A reduction in our dividend payments could have a negative effect on our stock price.

Our articles of incorporation and bylaws contain anti-takeover provisions.

Our articles of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire a majority of our outstanding voting stock. For example, our Board of Directors may also issue shares of Class B common stock in connection with certain acquisitions, which have superior voting rights entitling the holder to ten votes for each share held on matters that we submit to a shareholder vote (as compared to one vote per share in the case of our Class A common stock) as well as the right to vote separately as a class. In addition, our Board of Directors has the authority to fix the rights and preferences of shares of our preferred stock and to issue shares of common or preferred stock without a shareholder vote. These provisions, among others, may discourage certain types of transactions involving an actual or potential change in our control.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended June 30, 2010 we issued an aggregate of 0.5 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act.

Issuer Purchases of Equity Securities

The following table presents details of our various repurchases during the three months ended June 30, 2010:

Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	That May Yet be
	of Shares	Price	as Part of Publicly	Purchased under
Period	Purchased	per Share	Announced Plans	the Plans
(In thousands, except per share data)

April 2010	—	$—	—
May 2010	3,811	31.88	3,811
June 2010	—	—	—

Total	3,811	$31.88	3,811	$—	(1)

(1)	In February 2010 we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset dilution associated with our stock incentive plans. The maximum number of shares of our Class A common stock that may be repurchased in any one year is equal to the total number of shares issued pursuant to our employee equity awards in the previous year and the current year. The share repurchase program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. The program may also be complemented with an additional share repurchase program in the future.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.  The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number		Description

10	.1†	Broadcom Corporation Severance Benefit Plan for Vice Presidents and Above and Summary Plan Description effective June 1, 2010 (filed as Exhibit 10.1 to Form 8-K on May 7, 2010 and incorporated herein by reference).
31		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.
101	.INS*	XBRL Instance Document
101	.SCH*	XBRL Taxonomy Extension Schema Document
101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

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
(Principal Financial Officer)

/s/ Robert L. Tirva
Robert L. Tirva
Senior Vice President and Corporate Controller
and Principal Accounting Officer

July 27, 2010

EXHIBIT INDEX

Exhibit
Number		Description

10	.1†	Broadcom Corporation Severance Benefit Plan for Vice Presidents and Above and Summary Plan Description effective June 1, 2010 (filed as Exhibit 10.1 to Form 8-K on May 7, 2010 and incorporated herein by reference).
31		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.
101	.INS*	XBRL Instance Document
101	.SCH*	XBRL Taxonomy Extension Schema Document
101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.