Form 10-Q
period 2010-09-30
BROADCOM CORP
filed 2010-10-26
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 30, 2010 the registrant had 456.5 million shares of Class A common stock, $0.0001 par value, and 55.2 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
     Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.
© 2010 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,245,940	$1,397,093
Short-term marketable securities	1,148,139	532,281
Accounts receivable, net	798,266	508,627
Inventory	534,855	362,428
Prepaid expenses and other current assets	105,661	113,903

Total current assets	3,832,861	2,914,332
Property and equipment, net	253,339	229,317
Long-term marketable securities	520,276	438,616
Goodwill	1,410,542	1,329,614
Purchased intangible assets, net	205,183	150,927
Other assets	50,810	64,436

Total assets	$6,273,011	$5,127,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$567,822	$437,353
Wages and related benefits	193,216	190,315
Deferred revenue and income	59,221	87,388
Accrued liabilities	404,260	433,294

Total current liabilities	1,224,519	1,148,350
Long-term deferred revenue	792	608
Other long-term liabilities	85,240	86,438
Commitments and contingencies
Shareholders’ equity:
Common stock	51	50
Additional paid-in capital	11,394,236	11,153,060
Accumulated deficit	(6,443,458)	(7,259,069)
Accumulated other comprehensive income (loss)	11,631	(2,195)

Total shareholders’ equity	4,962,460	3,891,846

Total liabilities and shareholders’ equity	$6,273,011	$5,127,242

See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net revenue:
Product revenue	$1,748,692	$1,194,745	$4,700,131	$2,989,292
Income from Qualcomm Agreement	51,674	51,674	155,022	118,937
Licensing revenue	5,651	7,778	17,611	39,348

Total net revenue	1,806,017	1,254,197	4,872,764	3,147,577
Costs and expenses:
Cost of product revenue	871,951	615,349	2,328,502	1,580,300
Research and development	447,577	391,170	1,290,063	1,138,664
Selling, general and administrative	145,849	142,480	421,844	394,938
Amortization of purchased intangible assets	4,405	4,159	12,892	12,457
Impairment of other long-lived assets	1,785	7,634	1,785	18,895
Restructuring costs, net	—	4,772	111	12,330
Settlement costs (gains), net	—	—	3,816	(57,256)
Charitable contribution	—	—	—	50,000

Total operating costs and expenses	1,471,567	1,165,564	4,059,013	3,150,328
Income (loss) from operations	334,450	88,633	813,751	(2,751)
Interest income, net	3,180	2,978	8,042	11,362
Other income (expense), net	(1,113)	(178)	3,679	2,487

Income before income taxes	336,517	91,433	825,472	11,098
Provision for income taxes	9,388	6,837	9,861	5,041

Net income	$327,129	$84,596	$815,611	$6,057

Net income per share (basic)	$0.64	$0.17	$1.63	$0.01

Net income per share (diluted)	$0.60	$0.16	$1.52	$0.01

Weighted average shares (basic)	508,957	495,491	501,835	493,599

Weighted average shares (diluted)	544,251	521,443	536,572	508,559

Dividends per share	$0.08	$—	$0.24	$—

     The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Cost of product revenue	$5,122	$6,579	$16,850	$18,584
Research and development	80,171	90,829	252,977	266,698
Selling, general and administrative	27,927	31,290	88,647	89,817
See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Operating activities
Net income	$815,611	$6,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,970	47,314
Stock-based compensation expense:
Stock options and other awards	87,131	126,461
Restricted stock units	271,343	248,638
Acquisition-related items:
Amortization of purchased intangible assets	36,074	24,558
Impairment of long-lived assets	1,785	18,895
Non-cash restructuring costs (reversals)	(313)	2,721
Gain on sale of marketable securities	—	(1,046)
Changes in operating assets and liabilities:
Accounts receivable	(284,063)	(169,276)
Inventory	(165,081)	58,890
Prepaid expenses and other assets	35,103	19,972
Accounts payable	128,992	112,525
Deferred revenue and income	(27,983)	80,822
Accrued settlement costs	(166,380)	6,900
Other accrued and long-term liabilities	129,132	71,534

Net cash provided by operating activities	919,321	654,965

Investing activities
Net purchases of property and equipment	(82,030)	(48,774)
Net cash received from (paid for) acquired companies	(150,398)	842
Purchases of strategic investments	(8,000)	(2,000)
Purchases of marketable securities	(1,416,736)	(1,057,972)
Proceeds from sales and maturities of marketable securities	722,460	737,377

Net cash used in investing activities	(934,704)	(370,527)

Financing activities
Repurchases of Class A common stock	(275,464)	(206,517)
Dividends paid	(120,680)	—
Payment of assumed debt	(14,560)	—
Proceeds from issuance of common stock	371,683	137,229
Minimum tax withholding paid on behalf of employees for restricted stock units	(96,749)	(60,574)

Net cash used in financing activities	(135,770)	(129,862)

Increase (decrease) in cash and cash equivalents	(151,153)	154,576
Cash and cash equivalents at beginning of period	1,397,093	1,190,645

Cash and cash equivalents at end of period	$1,245,940	$1,345,221

See accompanying notes.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
1. Summary of Significant Accounting Policies
     Our Company
          Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a major technology innovator and global leader in semiconductors for wired and wireless communications. Our system-on-a-chip, or SoC and software solutions enable the delivery of voice, video, data and rich multimedia content to mobile devices, consumer electronics, or CE devices in the home and business networking products for the workplace, data centers, service providers and carriers. We provide the industry’s broadest portfolio of cutting-edge SoC solutions to manufacturers of computing and networking equipment, CE and broadband access products, and mobile devices.
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
          The interim unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at September 30, 2010 and December 31, 2009, and our consolidated results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.
          Certain prior period amounts in the unaudited condensed consolidated statements of income have been reclassified to conform to the current period presentation of the separate display of income from the Qualcomm Agreement and licensing revenue as described below.
     Use of Estimates
          The preparation of financial statements in accordance with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total net revenue and expenses in the reporting periods. We regularly evaluate estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs or reversals, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.

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
          Revenue from software licenses is recognized when all revenue recognition criteria are met and, if applicable, when vendor specific objective evidence, or VSOE, exists to allocate the total license fee to each element of multiple-element software arrangements, including post-contract customer support. Post-contract support is recognized ratably over the term of the related contract. When a contract contains multiple elements wherein the only undelivered element is post-contract customer support and VSOE of the fair value of post-contract customer support does not exist, revenue from the entire arrangement is recognized ratably over the support period. Software royalty revenue is recognized based upon reports received from licensees during the period, unless collectability is not reasonably assured, in which case revenue is recognized when payment is received from the licensee. Revenue from cancellation fees is recognized when cash is received from the customer.
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

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Fair Value of Financial Instruments
          Our financial instruments consist principally of cash and cash equivalents, short- and long-term marketable securities, accounts receivable and accounts payable. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

Level 1:	Inputs are based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2:	Inputs include quoted prices for similar assets or liabilities in active markets and/or quoted prices for identical or similar assets or liabilities in markets that are not active near the measurement date.

Level 3:	Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.
          The fair value of the majority of our cash equivalents and marketable securities was determined based on “Level 1” inputs. The fair value of certain marketable securities was determined based on “Level 2” inputs. We do not have any marketable securities in the “Level 3” category. We believe that the recorded values of all our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.
     Cash, Cash Equivalents and Marketable Securities
          We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. The cost of these investments approximates their fair value. We maintain an investment portfolio of various security holdings, types and maturities. Broadcom defines marketable securities as income yielding securities that can be readily converted into cash. Marketable securities’ short-term and long-term classifications are based on remaining maturities at each reporting period. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper and corporate notes and bonds. We place our cash investments in instruments that meet credit quality standards and concentration exposures as specified in our investment policy. It is our policy to invest in instruments that have a final maturity not to exceed three years and a portfolio weighted average maturity not to exceed 18 months. We do not use derivative financial instruments. The average credit rating of the marketable securities portfolio is Aa1/AA+ by major credit rating agencies.
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

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Recent Accounting Pronouncements
          In January 2010 the FASB issued guidance that eliminates the concept of a “qualifying special-purpose entity”, or QSPE, revises conditions for reporting a transfer of a portion of a financial asset as a sale (e.g., loan participations), clarifies the derecognition criteria, eliminates special guidance for guaranteed mortgage securitizations, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this guidance effective January 1, 2010, which did not have a material impact on our financial statements.
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
          In January 2010 the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. Except for the detailed disclosure in the Level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, we adopted the relevant

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provisions of this guidance effective January 1, 2010, which did not have a material impact on our financial statements.
          In April 2010 the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of this guidance effective July 1, 2010, which did not have a material impact on our unaudited condensed consolidated financial statements.
2. Supplemental Financial Information
     Net Revenue
          The following table presents details of our product revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Product sales made through direct sales force (1)	77.6%	76.8%	78.2%	79.0%
Product sales made through distributors(2)	22.4	23.2	21.8	21.0

	100.0%	100.0%	100.0%	100.0%

(1)	Includes 8.3% and 6.7% of product sales maintained under hubbing arrangements with certain of our customers in the three months ended September 30, 2010 and 2009, respectively and 6.6% and 7.1% in the nine months ended September 30, 2010 and 2009.

(2)	Includes 8.6% and 9.6% of product sales maintained under fulfillment distributor arrangements in the three months ended September 30, 2010 and 2009, respectively, and 7.4% and 8.3% in the nine months ended September 30, 2010 and 2009, respectively.
          Income from the Qualcomm Agreement is expected to be recognized in the remainder of 2010 through 2013 as follows:

	2010	2011	2012	2013	Thereafter	Total
			(In thousands)
Income from Qualcomm Agreement	$51,674	$206,695	$186,012	$86,400	$—	$530,781
     Inventory
          The following table presents details of our inventory:

	September 30,	December 31,
	2010	2009
	(In thousands)
Work in process	$206,428	$157,148
Finished goods	328,427	205,280

	$534,855	$362,428

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Property and Equipment
          The following table presents details of our property and equipment:

		September 30,	December 31,
	Useful Life	2010	2009
	(In years)	(In thousands)
Leasehold improvements	1 to 10	$170,569	$163,302
Office furniture and equipment	3 to 7	28,418	26,382
Machinery and equipment	3 to 5	292,850	235,142
Computer software and equipment	2 to 4	137,111	122,213
Construction in progress	N/A	7,418	6,666

		636,366	553,705
Less accumulated depreciation and amortization		(383,027)	(324,388)

		$253,339	$229,317

     Goodwill
          The following table summarizes the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &
	Communications	Wireless	Networking	Consolidated
		(In thousands)
Goodwill	$483,029	$802,269	$1,873,623	$3,158,921
Accumulated impairment losses	—	(543,198)	(1,286,109)	(1,829,307)

Goodwill at January 1, 2010	$483,029	$259,071	$587,514	$1,329,614
Goodwill acquired during the year	—	36,434	35,759	72,193

Goodwill at September 30, 2010	$483,029	$295,505	$623,273	$1,401,807

Effects of foreign currency translation				8,735

Goodwill at September 30, 2010				$1,410,542

     Purchased Intangible Assets
          The following table presents details of our purchased intangible assets:

	September 30, 2010			December 31, 2009
		Accumulated			Accumulated
		Amortization &			Amortization &
	Gross	Impairments	Net	Gross	Impairments	Net
	(In thousands)
Developed technology	$387,201	$(232,491)	$154,710	$278,297	$(207,517)	$70,780
In-process research and development	10,600	—	10,600	50,860	—	50,860
Customer relationships	123,475	(89,687)	33,788	107,366	(79,212)	28,154
Customer backlog	5,736	(5,736)	—	3,736	(3,736)	—
Other	9,551	(8,493)	1,058	9,214	(8,081)	1,133

	$536,563	$(336,407)	$200,156	$449,473	$(298,546)	$150,927

Effects of foreign currency translation			5,027			—

			$205,183			$150,927

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          In the three months ended September 30, 2010 we recorded an impairment charge to developed technology of $1.8 million. In the three and nine months ended September 30, 2009 we recorded an impairment to customer relationships, completed technology and certain other assets of $7.6 million and $18.9 million, respectively, related to the acquisition of the DTV Business of AMD. In the nine months ended September 30, 2010, $50.9 million of IPR&D projects were completed and reclassified to developed technology.
          The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Cost of product revenue	$7,415	$3,876	$23,182	$12,101
Other operating expenses	4,405	4,159	12,892	12,457

	$11,820	$8,035	$36,074	$24,558

          The following table presents details of the amortization of existing purchased intangible assets, including IPR&D, that is currently estimated to be expensed in the remainder of 2010 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2010	2011	2012	2013	2014	Thereafter	Total
				(In thousands)
Cost of product revenue	$7,190	$36,541	$43,284	$34,503	$21,535	$26,434	$169,487
Other operating expenses	7,449	6,405	3,467	3,106	3,089	12,180	35,696

	$14,639	$42,946	$46,751	$37,609	$24,624	$38,614	$205,183

     Accrued Liabilities
          The following table presents details of our accrued liabilities:

	September 30,	December 31,
	2010	2009
	(In thousands)
Accrued rebates	$313,013	$162,212
Accrued settlement charges	10,327	176,707
Accrued legal costs	19,056	36,739
Accrued taxes	12,754	13,854
Warranty reserve	8,062	10,430
Restructuring liabilities	—	1,328
Other	41,048	32,024

	$404,260	$433,294

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Other Long-Term Liabilities
          The following table presents details of our other long-term liabilities:

	September 30,	December 31,
	2010	2009
	(In thousands)
Deferred rent	$34,152	$32,931
Accrued taxes	22,919	24,919
Deferred tax liabilities	25,357	22,722
Other long-term liabilities	2,812	5,866

	$85,240	$86,438

     Accrued Rebate Activity
          The following table summarizes the activity related to accrued rebates:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Beginning balance	$162,212	$125,058
Charged as a reduction of revenue	381,304	217,581
Reversal of unclaimed rebates	(3,246)	(9,171)
Payments	(227,257)	(182,660)

Ending balance	$313,013	$150,808

          We recorded rebates to certain customers of $145.4 million and $97.0 million and reversed accrued rebates of $0.4 million and $1.6 million in the three months ended September 30, 2010 and 2009, respectively.
     Warranty Reserve Activity
          The following table summarizes activity related to the warranty reserve:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Beginning balance	$10,430	$11,473
Charged to costs and expenses, net	763	2,953
Payments	(3,131)	(4,438)

Ending balance	$8,062	$9,988

          We recorded net reversals to costs and expenses of $4.0 million and $0.7 million in the three months ended September 30, 2010 and 2009, respectively.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Computation of Net Income Per Share
          The following table presents the computation of net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator: Net income	$327,129	$84,596	$815,611	$6,057

Denominator: Weighted average shares outstanding	508,957	495,561	501,843	493,685
Less: Unvested common shares outstanding	—	(70)	(8)	(86)

Denominator for net income per share (basic)	508,957	495,491	501,835	493,599
Effect of dilutive securities:
Stock awards	35,294	25,952	34,737	14,960

Denominator for net income per share (diluted)	544,251	521,443	536,572	508,559

Net income per share (basic)	$0.64	$0.17	$1.63	$0.01

Net income per share (diluted)	$0.60	$0.16	$1.52	$0.01

          Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 30.0 million and 50.7 million anti-dilutive common share equivalents in the three months ended September 30, 2010 and 2009, respectively. There were 33.5 million and 91.8 million anti-dilutive common share equivalents in the nine months ended September 30, 2010 and 2009, respectively.
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
     Supplemental Cash Flow Information
          We paid $7.6 million in the nine months ended September 30, 2010 related to capital equipment purchases that were accrued at December 31, 2009 and had billings of $7.1 million for capital equipment that were accrued but not yet paid as of September 30, 2010. These amounts have been excluded from the unaudited condensed consolidated statements of cash flows.
3. Business Combinations
          In March 2010 we acquired Teknovus, Inc., a leading supplier of Ethernet Passive Optical Network chipsets and software for $100.1 million, net of cash acquired. We also assumed $14.6 million of Teknovus debt which was subsequently repaid in the three months ended March 31, 2010. In July 2010 we acquired Innovision Research & Technology PLC, or Innovision, a near-field communication technology company for $47.9 million, net of cash acquired. We also made an additional acquisition for $2.4 million. No equity awards were assumed in these acquisitions. There were no acquisitions consummated in the nine months ended September 30, 2009.
          A portion of the cash consideration in the Teknovus and Innovision acquisitions is currently held in escrow pursuant to the terms of the acquisition agreement and is reflected in goodwill as we believe the likelihood of the escrow funds being utilized by us is remote.
          Our primary reasons for the Teknovus and Innovision acquisitions were to expand our addressable market in the Infrastructure & Networking and Mobile & Wireless markets, respectively, reduce the time required to

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities.
          We allocated the purchase price of these acquisitions to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The principal factor that resulted in recognition of goodwill was that the purchase price for the acquisitions was based in part on cash flow projections assuming the integration of any acquired technology and products with our products, which is of considerably greater value than utilizing the acquired company’s technology or product on a standalone basis. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Intangible assets, including IPR&D, are amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method.
          We calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices on the respective acquisition dates. Based upon those calculations, the purchase prices for the acquisitions were allocated as follows:

2010
Acquisitions
(In thousands)
Fair Market Values
Cash and cash equivalents	$11,038
Accounts receivable, net	5,576
Inventory	7,347
Prepaid and other current assets	1,252
Property and equipment, net	1,858
Other assets	70
Goodwill	72,193
Purchased intangible assets	87,090

Total assets acquired	186,424
Accounts payable	(1,927)
Wages and related benefits	(4,876)
Debt	(14,560)
Accrued liabilities	(2,967)
Long-term liabilities	(658)

Total liabilities assumed	(24,988)

Purchase price allocation	$161,436

	Useful	2010
	Life	Acquisitions
	(In years)	(In thousands)
Purchased Intangible Assets:
Developed technology	2 - 11	$58,044
In-process research and development	3 - 7	10,600
Customer relationships	1 - 2	16,109
Other	1 - 4	2,337

		$87,090

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
     In-Process Research and Development
          In 2010 we capitalized $10.6 million of IPR&D costs primarily related to our acquisition of Teknovus. There were no identifiable IPR&D assets related to our Innovision acquisition. Upon completion of each project, the related IPR&D assets will be amortized over their estimated useful lives. If any of the projects are abandoned, we will be required to impair the related IPR&D asset.
          The fair value of the IPR&D for our acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration and growth rates.
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
          As of the acquisition date, certain ongoing development projects were in process. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition. At September 30, 2010 all development projects from our Teknovus acquisition were still in process. Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Supplemental Pro Forma Data (Unaudited)
          The unaudited pro forma statement of operations data below gives effect to our Dune Networks, Teknovus and Innovision acquisitions that were completed in December 2009, March 2010 and July 2010, respectively, as if they had occurred at the beginning of 2009. The following data includes the amortization of purchased intangible assets and stock-based compensation expense. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place at the beginning of 2009.

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands, except per share data)
Pro forma net revenue	$4,880,717	$3,192,937

Pro forma net income (loss)	$793,090	$(41,918)

Pro forma net income (loss) per share (basic)	$1.58	$(0.08)

Pro forma net income (loss) per share (diluted)	$1.48	$(0.08)

4. Cash, Cash Equivalents and Marketable Securities
          A summary of our cash, cash equivalents and short- and long-term marketable securities by major security type follows:

		Short-Term	Long-Term
	Cash and	Marketable	Marketable
	Cash Equivalents	Securities	Securities	Total
		(In thousands)
September 30, 2010
Cash	$84,946	$—	$—	$84,946
Bank deposits	506,390	—	—	506,390
U.S. Treasury and agency money market funds	157,691	—	—	157,691
U.S. Treasury and agency obligations	19,996	727,507	490,414	1,237,917
Commercial paper	340,943	375,096	—	716,039
Corporate bonds	1,513	45,536	29,862	76,911
Institutional money market funds	134,461	—	—	134,461

	$1,245,940	$1,148,139	$520,276	$2,914,355

December 31, 2009
Cash	$74,044	$—	$—	$74,044
Bank deposits	571,959	—	—	571,959
U.S. Treasury and agency money market funds	515,930	—	—	515,930
U.S. Treasury and agency obligations	—	521,022	436,518	957,540
Commercial paper	79,988	—	—	79,988
Corporate bonds	—	11,259	2,098	13,357
Institutional money market funds	155,172	—	—	155,172

	$1,397,093	$532,281	$438,616	$2,367,990

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents the gross unrealized gains and losses and fair values for those investments aggregated by major security type:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
September 30, 2010
U.S. Treasury and agency obligations	$1,235,720	$2,318	$(121)	$1,237,917
Commercial paper	716,031	10	(2)	716,039
Corporate bonds	76,878	106	(73)	76,911

	$2,028,629	$2,434	$(196)	$2,030,867

December 31, 2009
U.S. Treasury and agency obligations	$956,944	$724	$(128)	$957,540
Commercial paper	79,988	—	—	79,988
Corporate bonds	13,364	5	(12)	13,357

	$1,050,296	$729	$(140)	$1,050,885

     The following table shows the fair value measurements for those investments aggregated by major security type:

	Level 1	Level 2	Level 3	Fair Value
		(In thousands)
September 30, 2010
Cash	$84,946	$—	$—	$84,946
Bank deposits	506,390	—	—	506,390
U.S. Treasury and agency money market funds	157,691	—	—	157,691
U.S. Treasury and agency obligations	1,237,917	—	—	1,237,917
Commercial paper	—	716,039	—	716,039
Corporate bonds	20,773	56,138	—	76,911
Institutional money market funds	134,461	—	—	134,461

	$2,142,178	$772,177	$—	$2,914,355

December 31, 2009
Cash	$74,044	$—	$—	$74,044
Bank deposits	571,959	—	—	571,959
U.S. Treasury and agency money market funds	515,930	—	—	515,930
U.S. Treasury and agency obligations	957,540	—	—	957,540
Commercial paper	—	79,988	—	79,988
Corporate bonds	5,077	8,280	—	13,357
Institutional money market funds	155,172	—	—	155,172

	$2,279,722	$88,268	$—	$2,367,990

     There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2010. All of our long-term marketable securities had maturities of between one and three years in duration at September 30, 2010.
     As of September 30, 2010 we had 30 investments that were in an unrealized loss position for less than 12 months. The gross unrealized losses related to these investments were due to changes in interest rates. We have determined that the gross unrealized losses on these investments at September 30, 2010 are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.
5. Income Taxes
          We recorded tax provisions of $9.4 million and $9.9 million for the three and nine months ended September 30, 2010, respectively, and tax provisions of $6.8 million and $5.0 million for the three and nine months ended September 30, 2009, respectively. Our effective tax rates were 2.8% and 1.2% for the three and nine months ended September 30, 2010, respectively, and 7.5% and 45.4% for the three and nine months ended September 30, 2009, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate in the three and nine months ended September 30, 2010 and 2009, domestic losses recorded without income tax benefit in the three and nine months ended September 30, 2009, and tax benefits resulting primarily from the expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions of $6.7 million for the nine months ended September 30, 2010 and $6.5 million for the nine months ended September 30, 2009. As part of our acquisition of Innovision Research & Technology plc, we recorded a tax provision of $3.4 million for the three and nine months ended September 30, 2010 for certain acquired deferred tax assets. We also recorded a tax benefit of $3.9 million in the nine months ended September 30, 2009 reflecting the utilization of a portion of our credits for increasing research activities (research and development tax credits) pursuant to a provision contained in the American Recovery and Reinvestment Tax Act of 2009, which was enacted in February 2009. Additionally, as a result of the May 27, 2009 and March 22, 2010 decisions in the U.S. Court of Appeals for the Ninth Circuit case concerning Xilinx (discussed below), we recorded a tax benefit of approximately $3 million in the nine months ended September 30, 2010 to reverse the approximately $3 million of related exposure previously recorded in the nine months ended September 30, 2009.
          We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative tax losses, we had net deferred tax liabilities of $12.4 million and $11.2 million at September 30, 2010 and December 31, 2009, respectively.
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

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2003 through 2009 tax years generally remain subject to examination by tax authorities.
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
          In February 2010 we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset dilution associated with our stock incentive plans. We repurchased a total of 3.8 million shares of our Class A common stock at a weighted average price of $31.88 per share in the nine months ended September 30, 2010 under this program. We did not repurchase any shares of our Class A common stock in the three months ended September 30, 2010. The maximum number of shares of our Class A common stock that may be repurchased in any one year is equal to the total number of shares issued pursuant to our equity awards in the previous year and the current year. Purchases may be made in both the open market and through negotiated transactions. The share repurchase program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. This program may also be complemented with an additional share repurchase program in the future.
          Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Quarterly Dividend
          In January 2010 our Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. Our Board of Directors declared quarterly cash dividends of $0.08 per common share payable to holders of our common stock in each of the first three quarters of 2010. In the three and nine months ended September 30, 2010 we paid $40.9 million and $120.7 million, respectively, in dividends to holders of our Class A and Class B common stock. These dividends were paid from U.S. domestic sources other than our retained earnings and are accounted for as reductions of shareholders’ equity.
     Comprehensive Income
          The components of comprehensive income, net of taxes, are as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Net income	$815,611	$6,057
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	1,649	(4,444)
Translation adjustments	12,177	1,089

Total comprehensive income	$829,437	$2,702

7. Employee Benefit Plans
     Combined Incentive Plan Activity
          Activity under all stock option incentive plans in the nine months ended September 30, 2010 is set forth below:

	Options Outstanding
			Weighted	Weighted
			Average	Average
		Exercise	Exercise	Grant-Date
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
	(In thousands)
Balance at December 31, 2009	113,406	$0.01 - 81.50	$25.71	$15.71
Options granted	2,747	29.39 - 36.85	29.60	9.42
Options cancelled	(1,208)	0.01 - 81.50	36.35	15.53
Options exercised	(15,588)	0.01 - 34.94	21.08	16.73

Balance at September 30, 2010	99,357	$0.01 - 48.63	$26.41	$15.38

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Restricted stock unit activity in the nine months ended September 30, 2010 is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance at December 31, 2009	28,693	$25.58
Restricted stock units granted	11,323	29.71
Restricted stock units cancelled	(957)	25.85
Restricted stock units vested	(9,255)	27.55

Balance at September 30, 2010	29,804	$26.53

          In February 2010, as part of Broadcom’s regular annual equity compensation review program, our Compensation Committee granted 10.1 million shares subject to equity awards, which included 2.2 million shares under employee stock options and 7.9 million restricted stock units.
          The per share fair values of stock options and employee stock purchase rights granted in the nine months ended September 30, 2010 in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

		Employee
	Employee	Stock
	Stock	Purchase
	Options	Rights
Expected life (in years)	4.49	0.46
Implied Volatility	0.39	0.39
Risk-free interest rate	1.99%	0.20%
Expected dividend yield	1.10%	1.00%
Weighted average fair value	$9.42	$7.86
          The weighted average fair values per share of the restricted stock units granted in the nine months ended September 30, 2010 was $29.71 calculated based on the fair market value of our Class A common stock on the respective grant dates less any expected dividend yield.
     Stock-Based Compensation Expense
          The following table presents details of total stock-based compensation expense that is included in each functional line item on our unaudited condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Cost of product revenue	$5,122	$6,579	$16,850	$18,584
Research and development	80,171	90,829	252,977	266,698
Selling, general and administrative	27,927	31,290	88,647	89,817

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The amount of unearned stock-based compensation currently estimated to be expensed from 2010 through 2014 related to unvested share-based payment awards at September 30, 2010 is $798.8 million. The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2010 through 2014 related to unvested share-based payment awards at September 30, 2010:

	2010	2011	2012	2013	2014	Total
			(In thousands)
Unearned stock-based compensation	$108,981	$347,004	$217,404	$112,976	$12,458	$798,823
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
8. Litigation
          Intellectual Property Proceedings. In October 2007 Wi-LAN Inc. filed complaints against us and multiple other defendants in the United States District Court for the Eastern District of Texas alleging that certain Broadcom products infringe three Wi-LAN patents relating generally to wireless LAN and DSL technology. The complaint sought a permanent injunction against us, as well as the recovery of monetary damages and attorney’s fees. In February 2009 Wi-LAN filed a supplemental complaint alleging that certain Broadcom products infringe a fourth Wi-LAN patent relating generally to Bluetooth technology. Wi-LAN’s supplemental complaint seeks a permanent injunction against us as well as the recovery of monetary damages and attorneys’ fees. We have filed answers to Wi-LAN’s complaints denying the allegations in Wi-LAN’s complaints and asserting counterclaims seeking a declaratory judgment that the asserted Wi-LAN patents are invalid, unenforceable, and not infringed. We have also filed counterclaims alleging, among other things, that Wi-LAN committed fraud and violated antitrust laws. Discovery is ongoing. Trial has been set for January 2011.
          In April 2010 Wi-LAN Inc. filed a new complaint against us and multiple other defendants in the United States District Court for the Eastern District of Texas alleging that certain Broadcom Bluetooth products infringe a fifth Wi-LAN patent. The complaint seeks a permanent injunction, damages, and attorney’s fees. In August 2010, we filed an answer denying the allegations in Wi-LAN’s complaint and asserting counterclaims that Wi-LAN’s patent is invalid, unenforceable, and not infringed. No trial date has been set.
          In September 2009 we filed a complaint in the United States District Court for the Central District of California against Emulex Corporation, or Emulex, alleging infringement of ten patents generally relating to networking technologies. In subsequent filings, we added two additional patents and dropped three patents, bringing the total to nine asserted patents. Our complaints seek injunctions against Emulex and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In its answers, Emulex denied liability and asserted counterclaims seeking a declaratory judgment that the asserted patents are invalid and not infringed. Discovery is currently underway, with trial set for September 2011.
          In November 2009 we filed a complaint in the United States District Court for the Eastern District of Texas against the Commonwealth Scientific and Industrial Research Organisation, or CSIRO seeking a declaratory judgment that U.S. Patent Number 5,487,069 is invalid, unenforceable and not infringed. CSIRO has not yet answered the complaint. Trial has been set for November 2011.
          In August 2010, Broadcom filed a motion to intervene (i.e., to be added as a party) in U.S. Ethernet Innovations, LLC v. Acer, Inc., Case No. 10-cv-03724-JW (N.D. Cal.). In this case, U.S. Ethernet Innovations, LLC, or USEI filed a patent infringement complaint alleging that numerous companies, including certain Broadcom customers, infringe four patents relating generally to Ethernet technology. USEI seeks monetary damages, attorney’s fees, and

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
an injunction. Defendants have filed answers denying the allegations in USEI’s complaint and asserting counterclaims for declaratory judgment that USEI’s patents are invalid, unenforceable, and not infringed. Broadcom contends that it has a license related to USEI’s patents and is seeking to intervene to assert this license as a defense. No trial date has been set.
          In December 2006 SiRF Technology, Inc., or SiRF, filed a complaint in the United States District Court for the Central District of California against Global Locate, Inc., a privately-held company that became a wholly-owned subsidiary of Broadcom in July 2007, alleging that certain Global Locate products infringe four SiRF patents relating generally to GPS technology. In January 2007 Global Locate filed an answer denying the allegations in SiRF’s complaint and asserting counterclaims. The counterclaims seek a declaratory judgment that the four SiRF patents are invalid and not infringed, assert that SiRF has infringed four Global Locate patents relating generally to GPS technology, and assert unfair competition and antitrust violations related to the filing of sham litigation. In May 2007 the court granted Global Locate’s motion to stay the case until certain U.S. International Trade Commission, or ITC, actions between Global Locate and SiRF became final. The ITC actions became final in July 2010, and the stay of the case has now been lifted. On September 27, 2010, the court denied SiRF’s motion for a partial stay of the action in view of certain pending patent reexaminations, and granted Global Locate’s motion to file a second amended counter-complaint adding claims for infringement of three additional patents and voluntarily dismissing Global Locate’s claims for unfair competition without prejudice. Trial has been set for July 2012.
          In April 2007 Global Locate filed a complaint in the ITC against SiRF and four of its customers, e-TEN Corporation, Pharos Science & Applications, Inc., MiTAC International Corporation and Mio Technology Limited, referred to collectively as the SiRF Defendants, asserting that the SiRF Defendants engaged in unfair trade practices by importing GPS devices, including integrated circuits and embedded software, incorporated in products such as personal navigation devices and GPS-enabled cellular telephones that infringe, both directly and indirectly, six Global Locate patents relating generally to GPS technology. The complaint sought an exclusion order to bar importation of the SiRF Defendants’ products into the United States and a cease and desist order to bar further sales of infringing products that have already been imported. In January 2009 the ITC issued a Final Determination finding that SiRF and the other SiRF respondents infringed six Global Locate patents and that each of the six patents was not invalid. The ITC also issued a limited exclusion order banning the importation into the United States of infringing SiRF chips and the SiRF Defendants’ products containing infringing SiRF chips and a cease and desist order prohibiting SiRF and the certain other SiRF Defendants from engaging in certain activities related to the infringing chips. In April 2010, the United States Court of Appeals for the Federal Circuit affirmed the ITC’s decision. On August 16, 2010, the ITC granted a Petition by SiRF to institute proceedings regarding a proposed modification of the exclusion order and cease and desist order, seeking a ruling regarding the applicability of the exclusion order to certain SiRF activities. The Administrative Law Judge has set a hearing date in late January 2011 for the modification proceedings. In October 2010, Broadcom filed a complaint seeking institution of enforcement proceedings relating to certain alleged violations of the ITC’s orders by the SiRF Defendants. The ITC has not yet instituted such enforcement proceedings.
          In May 2008 Broadcom filed a complaint in the United States District Court for the Central District of California against SiRF, alleging that certain SiRF GPS and multimedia products infringe four Broadcom patents relating generally to graphics and communications technology. The District Court complaint seeks preliminary and permanent injunctions against SiRF and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In June 2008 SiRF answered the complaint and asserted counterclaims seeking a declaratory judgment that Broadcom’s patents are invalid and not infringed. In September 2008 the court denied SiRF’s motion to stay the case. In October 2009, Broadcom amended its complaint to add CSR plc as a defendant and asserted claims alleging false advertising and unfair competition. In October 2009 SiRF answered the amended complaint denying liability and asserting counterclaims alleging false advertising and unfair competition. In December 2009 Broadcom answered SiRF’s counterclaims denying liability. In December 2009, the court granted the parties’ joint stipulation of dismissal with prejudice for all claims and counterclaims relating to one of the Broadcom patents; three Broadcom patents remain in the lawsuit. Various summary judgment motions are currently pending with the court, and trial has been set for late January 2011.
          On August 20, 2010, CSR plc filed a complaint in the United States District Court for the Central District of California against Broadcom, alleging that certain Broadcom products infringe nine patents held by CSR relating generally to GPS, wireless or other technologies. Broadcom has denied infringing CSR’s patents, and asserts

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
counterclaims for, among other things, CSR’s infringement of five asserted Broadcom patents. On October 13, 2010, CSR filed a motion seeking an order preliminarily enjoining Broadcom from, among other things, infringing four of the patents asserted by CSR in the action or selling certain Broadcom products relating to assisted GPS technology. Broadcom’s response to CSR’s motion is not yet due.
          On October 13, 2010, CSR filed a complaint in the United States District Court for the District of Delaware against Broadcom, alleging that certain Broadcom products infringe four patents relating generally to GPS, wireless or other technologies. Broadcom’s response to CSR’s complaint is not yet due.
          Other Litigation. In November 2009 Emulex filed a complaint in the Central District of California against Broadcom alleging violation of the antitrust laws, defamation, and unfair competition. The complaint seeks injunctive relief and monetary damages, including treble damages and attorneys’ fees. In January 2010, Emulex filed an amended complaint in which Emulex removed, among other things, the claim of unfair competition. In February 2010, we filed motions to dismiss the case and a motion to strike. In June 2010, the District Court granted in part and denied in part our motion to dismiss and denied our motion to strike. In July 2010, we filed a notice of appeal of the District Court’s denial of our motion to strike. No trial date has been set for this matter. We intend to defend this action vigorously.
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
          In August 2009 Broadcom, by and through its SLC, plaintiffs and certain of the defendants executed a Stipulation and Agreement of Partial Settlement, or Partial Derivative Settlement, in the federal derivative action pertaining to past employee stock option grants. The Partial Derivative Settlement resolved all claims in the action against the defendants, other than three individuals: Dr. Henry T. Nicholas, III, our former President and Chief Executive Officer and former Co-Chairman of the Board, William J. Ruehle, our former Chief Financial Officer, and Dr. Henry Samueli, our Chief Technical Officer. In connection with the Partial Derivative Settlement, Broadcom and certain of the defendants also entered into a settlement with Broadcom’s directors and officers liability insurance carriers, or Insurance Agreement. In December 2009 the District Court entered an order granting final approval of the Partial Derivative Settlement. In January 2010 Dr. Nicholas, Mr. Ruehle, and Dr. Samueli filed notices of appeal of the order in the United States Court of Appeals for the Ninth Circuit.
          In March 2010 the SLC formally and unanimously adopted a Report of the Special Litigation Committee of the Board of Directors of Broadcom, or Report. In April 2010 the SLC directed Broadcom’s General Counsel to file a motion for summary judgment in the derivative action based on the findings and recommendations of the Report.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
That motion was filed in April 2010 seeking dismissal of the claims against the three remaining defendants. On June 21, 2010 plaintiffs in the federal derivative action filed an opposition to Broadcom’s motion, and a cross-motion for summary judgment. The SLC was granted leave to intervene and filed a response on behalf of Broadcom. On September 13, 2010 the District Court denied Broadcom’s motion and plaintiffs’ cross-motion, and scheduled the case for trial in February 2011.
          From August through October 2006 several plaintiffs filed purported shareholder class actions in the United States District Court for the Central District of California against Broadcom and certain of our current or former officers and directors, entitled Bakshi v. Samueli, et al. (Case No. 06-5036 R (CWx)), Mills v. Samueli, et al. (Case No. SACV 06-9674 DOC R(CWx)), and Minnesota Bakers Union Pension Fund, et al. v. Broadcom Corp., et al. (Case No. SACV 06-970 CJC R (CWx)), the Stock Option Class Actions. The essence of the plaintiffs’ allegations is that we improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, our business and financial condition. Plaintiffs also allege that we failed to account for and pay taxes on stock options properly, that the individual defendants sold our common stock while in possession of material nonpublic information, and that the defendants’ conduct caused artificial inflation in our stock price and damages to the putative plaintiff class. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In November 2006 the Court consolidated the Stock Option Class Actions and appointed the New Mexico State Investment Council as lead class plaintiff. In October 2007 the federal appeals court resolved a dispute regarding the appointment of lead class counsel. In March 2008 the district judge entered a revised order appointing lead class counsel. The lead plaintiff filed an amended consolidated class action complaint in April 2008, naming additional defendants including certain current officers and directors of Broadcom as well as Ernst & Young LLP, our former independent registered public accounting firm, or E&Y. In October 2008 the district judge granted defendants’ motions to dismiss with leave to amend. In October 2008 the lead plaintiff filed an amended complaint. In November 2008 defendants filed motions to dismiss. In February 2009 these motions were denied except with respect to E&Y and the former Chairman of the Audit Committee, which were granted with leave to amend, and with respect to the former Chief Executive Officer, which was granted without leave to amend. The lead plaintiff did not amend its complaint with respect to the former Chairman of the Audit Committee and the time period to do so has expired. With respect to E&Y, in March 2009 the district judge entered a final judgment for E&Y and against the lead plaintiff. The lead plaintiff has appealed the final judgment.
          In December 2009 we agreed in principle to settle the Stock Option Class Actions. The parties entered into a stipulation and agreement of settlement dated as of April 30, 2010, which provided for the claims against Broadcom and its current and former officers and directors to be dismissed with prejudice and released in exchange for a $160.5 million cash payment by Broadcom. We recorded the settlement amount as a one-time charge in 2009 and subsequent payment was made in June 2010 into a settlement fund for distribution pending final approval. On June 1, 2010 the District Court granted preliminary approval for the proposed settlement and entered an order providing for notice and a hearing in connection with the proposed settlement. On July 12, 2010 the lead plaintiff filed an unopposed motion for final approval of the proposed settlement. On August 12, 2010 the District Court entered an order granting final approval of the Stock Option Class Actions settlement. On September 10, 2010 a single purported Broadcom shareholder filed a notice of appeal of the order in the United States Court of Appeals for the Ninth Circuit. On October 18, 2010, the Ninth Circuit dismissed the shareholder’s appeal for failure to pay the filing fees.
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
          We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, arising from the Options Derivative Actions, the Stock Option Class Actions and the related SEC and U.S. Attorney’s Office investigations (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). The potential amount of the

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
future payments we could be required to make under these indemnification obligations could be significant and could have a material impact on our results of operations. Pursuant to the Insurance Agreement, and subject to the terms described more completely therein, including relinquishing of rights to any further recovery as to the matters described above under these directors’ and officers’ liability insurance policies by Broadcom and certain of its former and current officers and directors, Broadcom received payments totaling $118.0 million from its insurance carriers. That amount includes $43.3 million in reimbursements previously received from the insurance carriers under reservations of rights, and $74.7 million paid to Broadcom upon final approval of the Partial Derivative Settlement. In addition, Broadcom paid $11.5 million to the lead federal derivative plaintiffs’ counsel for attorneys’ fees, expenses and costs of plaintiffs’ counsel in connection with the Partial Derivative Settlement and their prosecution of the derivative action. As of September 30, 2010, in connection with our securities litigation and related government investigations, we have advanced approximately $145.8 million to certain current and former officers for attorney and expert fees, which amount has been expensed. Pursuant to the Insurance Agreement, we agreed to indemnify and hold harmless the insurance carriers in connection with certain proceedings that might be brought against the carriers by non-settling parties. In October 2010 the insurance carriers notified us that they received mediation demands from certain non-settling derivative defendants and tendered those claims to Broadcom for indemnity.
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

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
			(In thousands)
Three Months Ended September 30, 2010
Net revenue	$561,519	$797,395	$395,429	$51,674	$1,806,017
Operating income (loss)	117,348	164,996	140,804	(88,698)	334,450

Three Months Ended September 30, 2009
Net revenue	$394,863	$520,614	$287,047	$51,673	$1,254,197
Operating income (loss)	50,047	79,299	86,554	(127,267)	88,633

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
		(In thousands)
Nine Months Ended September 30, 2010
Net revenue	$1,557,407	$1,981,742	$1,178,344	$155,271	$4,872,764
Operating income (loss)	324,561	330,178	433,053	(274,041)	813,751

Nine Months Ended September 30, 2009
Net revenue	$1,075,960	$1,217,961	$715,751	$137,905	$3,147,577
Operating income (loss)	90,458	58,756	166,190	(318,155)	(2,751)

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Included in the “All Other” category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Net revenue	$51,674	$51,673	$155,271	$137,905

Stock-based compensation	$113,220	$128,698	$358,474	$375,099
Amortization of purchased intangible assets	11,820	8,035	36,074	24,558
Amortization of acquired inventory valuation step-up	264	699	6,929	7,679
Impairment of other long-lived assets	1,785	7,634	1,785	18,895
Settlement costs (gains), net	—	—	3,816	(57,256)
Restructuring costs, net	—	4,772	111	12,330
Charitable contribution	—	—	—	50,000
Employer payroll tax on certain stock option exercises	2,364	1,625	6,125	3,567
Miscellaneous corporate allocation variances	10,919	27,477	15,998	21,188

Total other operating costs and expenses	$140,372	$178,940	$429,312	$456,060

Total operating loss for the “All Other” category	$(88,698)	$(127,267)	$(274,041)	$(318,155)

          Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Five largest customers as a group	39.2%	36.3%	36.7%	34.2%
          Product revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States, as a percentage of product revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Asia (primarily in Korea, China, Japan and Taiwan)	36.1%	37.5%	38.4%	37.2%
Europe (primarily in the Finland, United Kingdom and France)	17.8	10.4	15.7	12.4
Other	0.3	5.3	0.4	2.3

	54.2%	53.2%	54.5%	51.9%

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
China	30.9%	28.9%	29.5%	29.0%
Hong Kong	26.4	22.9	26.2	24.7
Other Asia (primarily Singapore and Taiwan)	36.4	41.1	37.3	36.8
Europe (primarily in Sweden, Hungary and Romania)	2.4	2.1	2.4	2.9
Other	1.6	1.3	1.6	1.3

	97.7%	96.3%	97.0%	94.7%

10. Subsequent Events
          On October 13, 2010 we announced that we had signed a definitive agreement to acquire Beceem Communications Inc., a privately-held company that is a provider of fourth generation (4G) wireless platform solutions. In connection with the acquisition, Broadcom expects to pay approximately $316 million, net of cash acquired, to acquire all of the outstanding shares of capital stock and other equity rights of Beceem. The purchase price will be paid in cash, except that portion attributable to unvested employee stock options which will be paid in stock options exercisable for shares of Broadcom’s Class A common stock on a fair value exchange. A portion of the cash consideration payable to the stockholders will be placed into escrow pursuant to the terms of the acquisition agreement. The boards of directors of the two companies have approved the merger. The transaction is expected to close in the quarter ending December 31, 2010 or in the quarter ending March 31, 2011 and remains subject to the satisfaction of regulatory requirements and other customary closing conditions.
          On October 26, 2010, we announced that we had signed a definitive agreement to acquire Percello Ltd., a privately-held company that develops system-on-a-chip (SoC) solutions for femtocells. In connection with the acquisition, Broadcom expects to pay approximately $86 million, net of cash acquired from Percello Ltd., to acquire all of the outstanding shares of capital stock and other rights of Percello Ltd. The purchase price will be paid in cash, except that a portion of such purchase price attributable to unvested employee stock options will be paid in Broadcom restricted stock units. Additional consideration of up to $12 million in cash will be reserved for future payment to the former holders of Percello Ltd. capital stock and other rights upon satisfaction of certain performance goals. A portion of the cash consideration payable to the stockholders will be placed into escrow to cover indemnity obligations. Excluding any purchase accounting related adjustments and fair value measurements, Broadcom expects the acquisition of Percello Ltd. to be approximately neutral to earnings per share in 2011. The boards of directors of the two companies have approved the acquisition. The transaction is expected to close in the quarter ending December 31, 2010 or in the quarter ending March 31, 2011 and remains subject to customary closing conditions.

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
     All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected total net revenue, costs and expenses and product gross margin; our accounting estimates, assumptions and judgments; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense; the demand for our products; the effect that recent economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to consummate acquisitions and integrate their operations successfully; our success in pending litigation matters; availability of adequate manufacturing, assembly and test capacity; our potential needs for additional capital; inventory and accounts receivable levels; the impact of the Internal Revenue Service review of certain income and employment tax returns on our results of operations; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; the level of accrued rebates; and income we expect to record in connection with the Qualcomm Agreement or similar arrangements in the future; and our ability to migrate to smaller process geometries. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement, except as otherwise required by law.
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
  Operating Results for the Three and Nine Months Ended September 30, 2010
     In the three months ended September 30, 2010 our net income was $327.1 million as compared to net income of $84.6 million in the three months ended September 30, 2009, a difference of $242.5 million. In the nine months ended September 30, 2010 our net income was $815.6 million as compared to net income of $6.1 million in the nine months ended September 30, 2009, a difference of $809.6 million. The increase in profitability in both periods was the direct result of broad-based increases in net revenue of 44.0% and 54.8% in the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009. In addition, our total gross margin increased 80 basis points and 240 basis points in the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009. Other 2010 highlights include the following:
•	Our cash and cash equivalents and marketable securities were $2.914 billion at September 30, 2010, compared with $2.368 billion at December 31, 2009. We generated cash flow from operations of $919.3 million during the nine months ended September 30, 2010.

•	In January 2010 our Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends to holders of our Class A and Class B common stock. We paid $40.9 million and $120.7 million in dividends in the three and nine months ended September 30, 2010, respectively.

•	In February 2010, as part of Broadcom’s regular annual equity compensation review program, our Compensation Committee granted 10.1 million shares subject to equity awards, which included 2.2 million employee stock options and 7.9 million restricted stock units. At the date of grant, the amount of unearned stock-based compensation expense associated with these awards was $247.6 million and was estimated to be expensed from 2010 through 2014.

•	In February 2010 we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset the dilution associated with our stock incentive plans. Under this program we repurchased 3.8 million shares of our Class A common stock at a weighted average price of $31.88 per share in the nine months ended September 30, 2010. We did not repurchase any shares of our Class A common stock in the three months ended September 30, 2010. In the three months ended March 31, 2010 we repurchased an additional 5.2 million shares of our Class A common stock which completed the share repurchase program announced in July 2008.

•	In March 2010 we acquired Teknovus, Inc., a leading supplier of Ethernet Passive Optical Network chipsets and software for approximately $100.1 million, net of cash acquired. We also assumed $14.6 million of debt which was subsequently repaid in the three months ended March 31, 2010.

•	In July 2010 we acquired Innovision Research & Technology PLC, or Innovision, a near-field communication technology company for $47.9 million, net of cash acquired.
  Business Enterprise Segments.
     The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2010
Net revenue	$561,519	$797,395	$395,429	$51,674	$1,806,017
Operating income (loss)	117,348	164,996	140,804	(88,698)	334,450

Three Months Ended September 30, 2009
Net revenue	$394,863	$520,614	$287,047	$51,673	$1,254,197
Operating income (loss)	50,047	79,299	86,554	(127,267)	88,633

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2010
Net revenue	$1,557,407	$1,981,742	$1,178,344	$155,271	$4,872,764
Operating income (loss)	324,561	330,178	433,053	(274,041)	813,751

Nine Months Ended September 30, 2009
Net revenue	$1,075,960	$1,217,961	$715,751	$137,905	$3,147,577
Operating income (loss)	90,458	58,756	166,190	(318,155)	(2,751)

Included in the “All Other” category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net revenue	$51,674	$51,673	$155,271	$137,905

Stock-based compensation	$113,220	$128,698	$358,474	$375,099
Amortization of purchased intangible assets	11,820	8,035	36,074	24,558
Amortization of acquired inventory valuation step-up	264	699	6,929	7,679
Impairment of other long-lived assets	1,785	7,634	1,785	18,895
Settlement costs (gains), net	—	—	3,816	(57,256)
Restructuring costs, net	—	4,772	111	12,330
Charitable contribution	—	—	—	50,000
Employer payroll tax on certain stock option exercises	2,364	1,625	6,125	3,567
Miscellaneous corporate allocation variances	10,919	27,477	15,998	21,188

Total other operating costs and expenses	$140,372	$178,940	$429,312	$456,060

Total operating loss for the “All Other” category	$(88,698)	$(127,267)	$(274,041)	$(318,155)

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
Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2010.

Results of Operations
     The following table sets forth certain Unaudited Condensed Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenue:
Product revenue	96.8%	95.3%	96.4%	95.0%
Income from Qualcomm Agreement	2.9	4.1	3.2	3.8
Licensing revenue	0.3	0.6	0.4	1.2

Total net revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of product revenue	48.3	49.1	47.8	50.2
Research and development	24.8	31.2	26.5	36.2
Selling, general and administrative	8.1	11.3	8.7	12.5
Amortization of purchased intangible assets	0.2	0.3	0.2	0.4
Impairment of other long-lived assets	0.1	0.6	—	0.6
Restructuring costs, net	—	0.4	—	0.4
Settlement costs (gains), net	—	—	0.1	(1.8)
Charitable contribution	—	—	—	1.6

Total operating costs and expenses	81.5	92.9	83.3	100.1
Income (loss) from operations	18.5	7.1	16.7	(0.1)
Interest income, net	0.2	0.2	0.1	0.4
Other income (expense), net	(0.1)	—	0.1	0.1

Income before income taxes	18.6	7.3	16.9	0.4
Provision for income taxes	0.5	0.6	0.2	0.2

Net income	18.1%	6.7%	16.7%	0.2%

     The following table presents details of product and total gross margin as a percentage of product and total revenue, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Product gross margin	50.1%	48.5%	50.5%	47.1%
Total gross margin	51.7	50.9	52.2	49.8
     The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the unaudited condensed consolidated statements of income data above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of product revenue	0.3%	0.5%	0.3%	0.6%
Research and development	4.4	7.2	5.2	8.5
Selling, general and administrative	1.5	2.5	1.8	2.9

  Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin
     The following tables present net revenue, cost of product revenue, product gross margin and total gross margin:

	Three Months Ended		Three Months Ended			%
	September 30, 2010		September 30, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Product revenue	$1,748,692	96.8%	$1,194,745	95.3%	$553,947	46.4%
Income from Qualcomm Agreement	51,674	2.9	51,674	4.1	—	—
Licensing revenue	5,651	0.3	7,778	0.6	(2,127)	(27.3)

Total net revenue	$1,806,017	100.0%	$1,254,197	100.0%	$551,820	44.0%

Cost of product revenue(1)	$871,951	48.3%	$615,349	49.1%	$256,602	41.7%

Product gross margin (2)	50.1%		48.5%		1.6%

Total gross margin (2)	51.7%		50.9%		0.8%

	Nine Months Ended		Nine Months Ended			%
	September 30, 2010		September 30, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Product revenue	$4,700,131	96.4%	$2,989,292	95.0%	$1,710,839	57.2%
Income from Qualcomm Agreement	155,022	3.2	118,937	3.8	36,085	30.3
Licensing revenue	17,611	0.4	39,348	1.2	(21,737)	(55.2)

Total net revenue	$4,872,764	100.0%	$3,147,577	100.0%	$1,725,187	54.8%

Cost of product revenue(1)	$2,328,502	47.8%	$1,580,300	50.2%	$748,202	47.3%

Product gross margin (2)	50.5%		47.1%		3.4%

Total gross margin (2)	52.2%		49.8%		2.4%

	Three Months Ended		Three Months Ended			%
	September 30, 2010		June 30, 2010			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Product revenue	$1,748,692	96.8%	$1,547,095	96.4%	$201,597	13.0%
Income from Qualcomm Agreement	51,674	2.9	51,674	3.2	—	—
Licensing revenue	5,651	0.3	5,679	0.4	(28)	(0.5)

Total net revenue	$1,806,017	100.0%	$1,604,448	100.0%	$201,569	12.6%

Cost of product revenue(1)	$871,951	48.3%	$761,229	47.4%	$110,722	14.5%

Product gross margin (2)	50.1%		50.8%		(0.7)%

Total gross margin (2)	51.7%		52.6%		(0.9)%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

(2)	Due to the separate presentation of income from the Qualcomm Agreement and licensing revenue implemented in 2009, the tables include product gross margin in addition to our previously reported total gross margin.

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
     The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue:

	Three Months Ended		Three Months Ended			%
	September 30, 2010		September 30, 2009			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In thousands, except percentages)
Broadband Communications	$561,519	31.1%	$394,863	31.5%	$166,656	42.2%
Mobile & Wireless	797,395	44.2	520,614	41.5	276,781	53.2
Infrastructure & Networking	395,429	21.8	287,047	22.9	108,382	37.8
All other(1)	51,674	2.9	51,673	4.1	1	0.0

Total net revenue	$1,806,017	100.0%	$1,254,197	100.0%	$551,820	44.0%

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent agreements. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
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
     The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue:

	Nine Months Ended		Nine Months Ended			%
	September 30, 2010		September 30, 2009			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In thousands, except percentages)
Broadband Communications	$1,557,407	32.0%	$1,075,960	34.2%	$481,447	44.7%
Mobile & Wireless	1,981,742	40.7	1,217,961	38.7	763,781	62.7
Infrastructure & Networking	1,178,344	24.1	715,751	22.7	462,593	64.6
All other(1)	155,271	3.2	137,905	4.4	17,366	12.6

Total net revenue	$4,872,764	100.0%	$3,147,577	100.0%	$1,725,187	54.8%

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009, (ii) royalties received pursuant to a patent license agreement that was entered into with Verizon Wireless in July 2007 and (iii) other revenue from certain patent agreements, each previously reported in our Mobile & Wireless reportable segment. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

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
     The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue:

	Three Months Ended		Three Months Ended			%
	September 30, 2010		June 30, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In thousands, except percentages)
Broadband Communications	$561,519	31.1%	$532,103	33.2%	$29,416	5.5%
Mobile & Wireless	797,395	44.2	630,053	39.3	167,342	26.6
Infrastructure & Networking	395,429	21.8	390,619	24.3	4,810	1.2
All other(1)	51,674	2.9	51,673	3.2	1	0.0

Total net revenue	$1,806,017	100.0%	$1,604,448	100.0%	$201,569	12.6%

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent agreements. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
     The increase in net revenue from our Broadband Communications reportable segment resulted primarily from an increase in demand for digital set-top boxes and broadband modems. The increase in net revenue from our Mobile & Wireless reportable segment resulted from the continued increase in demand for our wireless combo solutions and cellular products.
     We recorded rebates to certain customers of $145.4 million, or 8.0% of net revenue, $132.2 million, or 8.2% of net revenue, $97.0 million, or 7.7% of net revenue, in the three months ended September 30, 2010, June 30, 2010, and September 30, 2009, respectively and $381.3 million, or 7.8% of net revenue and $217.6 million, or 6.9% of net revenue in the nine months ended September 30, 2010 and 2009, respectively. The increase in rebates in 2010 was attributable to the increase in net revenue along with a change to the mix in sales to customers that participate in our rebate programs, primarily an increase in the Mobile & Wireless area. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs. We reversed accrued rebates of $0.4 million, $1.0 million and $1.6 million in the three months ended September 30, 2010, June 30, 2010 and September 30 2009, respectively, and $3.2 million and $9.2 million in the nine months ended September 30, 2010 and 2009, respectively.
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
     For these and other reasons, our total net revenue and results of operations for the three and nine months ended September 30, 2010 and prior periods may not necessarily be indicative of future net revenue and results of operations.

  Concentration of Net Revenue
     Income from the Qualcomm Agreement is expected to be recognized in the remainder of 2010 through 2013 as follows:

	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Income from Qualcomm Agreement	$51,674	$206,695	$186,012	$86,400	$—	$530,781
     The following table presents details of our product net revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Product sales made through direct sales force (1)	77.6%	76.8%	78.2%	79.0%
Product sales made through distributors(2)	22.4	23.2	21.8	21.0

	100.0%	100.0%	100.0%	100.0%

(1)	Includes 8.3% and 6.7% of product sales maintained under hubbing arrangements with certain of our customers in the three months ended September 30, 2010 and 2009, respectively, and 6.6% and 7.1% in the nine months ended September 30, 2010 and 2009, respectively.

(2)	Includes 8.6% and 9.6% of product sales maintained under fulfillment distributor arrangements in the three months ended September 30, 2010 and 2009, respectively, and 7.4% and 8.3% in the nine months ended September 30, 2010 and 2009, respectively.
     Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Five largest customers as a group	39.2%	36.3%	36.7%	34.2%
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
     Product revenue derived from all independent customers located outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States even though such subsidiaries or manufacturing subcontractors are located outside of the United States, as a percentage of product revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Asia (primarily in Korea, China, Japan and Taiwan)	36.1%	37.5%	38.4%	37.2%
Europe (primarily in the Finland, United Kingdom and France)	17.8	10.4	15.7	12.4
Other	0.3	5.3	0.4	2.3

	54.2%	53.2%	54.5%	51.9%

     Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
China	30.9%	28.9%	29.5%	29.0%
Hong Kong	26.4	22.9	26.2	24.7
Other Asia (primarily Singapore and Taiwan)	36.4	41.1	37.3	36.8
Europe (primarily in Sweden, Hungary and Romania)	2.4	2.1	2.4	2.9
Other	1.6	1.3	1.6	1.3

	97.7%	96.3%	97.0%	94.7%

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

     Product gross margin increased from 48.5% in the three months ended September 30, 2009 to 50.1% in the three months ended September 30, 2010 primarily as a result of cost reductions in each of our reportable segments as we continued our transition to 65 nanometer process technology. Other factors that contributed to the increase in product gross margin were: (i) fixed costs being spread over a higher revenue base and (ii) an increase in margins primarily related to the mix in our infrastructure and networking products, offset in part by a net increase in excess and obsolete inventory provisions of $15.2 million.
     Product gross margin increased from 47.1% in the nine months ended September 30, 2009 to 50.5% in the nine months ended September 30, 2010 primarily as a result of cost reductions in each of our reportable segments as we continued our transition to 65 nanometer process technology. Other factors that contributed to the increase in product gross margin were: (i) fixed costs being spread over a higher revenue base (ii) an increase in margins primarily related to the mix in our infrastructure and networking products and (iii) a net decrease in excess and obsolete inventory provisions of $11.8 million.
     Product gross margin decreased from 50.8% in the three months ended June 30, 2010 to 50.1% in the three months ended September 30, 2010 primarily as a result of a net increase in excess and obsolete inventory provisions of $20.9 million, offset in part by fixed costs being spread over a higher revenue base.
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
  Research and Development Expense
     Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, including stock-based compensation expense. Development and design costs consist primarily of costs related to engineering design tools, mask and prototyping costs, testing and subcontracting costs. In addition, we incur costs related to facilities and equipment expense, among other items.
     The following tables present details of research and development expense:

	Three Months Ended		Three Months Ended			%
	September 30, 2010		September 30, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Salaries and benefits	$234,634	13.0%	$196,036	15.6%	$38,598	19.7%
Stock-based compensation(1)	80,171	4.4	90,829	7.2	(10,658)	(11.7)
Development and design costs	76,515	4.2	54,237	4.3	22,278	41.1
Other	56,257	3.2	50,068	4.1	6,189	12.4

Research and development	$447,577	24.8%	$391,170	31.2%	$56,407	14.4%

	Nine Months Ended		Nine Months Ended			%
	September 30, 2010		September 30, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Salaries and benefits	$681,890	14.0%	$574,200	18.2%	$107,690	18.8%
Stock-based compensation(1)	252,977	5.2	266,698	8.5	(13,721)	(5.1)
Development and design costs	195,859	4.0	148,185	4.7	47,674	32.2
Other	159,337	3.3	149,581	4.8	9,756	6.5

Research and development	$1,290,063	26.5%	$1,138,664	36.2%	$151,399	13.3%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

     The increase in salaries and benefits was primarily attributable to an increase in headcount of approximately 930 personnel (predominantly in the Infrastructure & Networking reportable segment as a result of our acquisitions of Dune Networks and Teknovus, as well as increases in our Mobile & Wireless reportable segment as a result of our Innovision acquisition), to approximately 6,340 at September 30, 2010, which represents a 17.2% increase from our September 30, 2009 levels. Salary increases were also attributable to increased incentive compensation. Development and design costs increased due to increases in mask, prototyping, testing and engineering design tool costs stemming from our continued transition of products to 65 and 40 nanometer process technologies. Development and design costs vary from period to period depending on the timing, development and tape-out of various products.
     We expect research and development costs to increase as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies.
     We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. The majority of our new products are now designed in 65 nanometer and 40 nanometer CMOS processes, and we are preparing for the 28 nanometer process. We currently hold more than 4,500 U.S. and more than 1,900 foreign patents and more than 7,800 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.
  Selling, General and Administrative Expense
     Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.
     The following tables present details of selling, general and administrative expense:

	Three Months Ended		Three Months Ended			%
	September 30, 2010		September 30, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Salaries and benefits	$61,214	3.4%	$53,180	4.2%	$8,034	15.1%
Stock-based compensation(1)	27,927	1.5	31,290	2.5	(3,363)	(10.7)
Legal and accounting fees	32,237	1.8	42,728	3.4	(10,491)	(24.6)
Other	24,471	1.4	15,282	1.2	9,189	60.1

Selling, general and administrative	$145,849	8.1%	$142,480	11.3%	$3,369	2.4%

	Nine Months Ended		Nine Months Ended			%
	September 30, 2010		September 30, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Salaries and benefits	$175,556	3.6%	$144,335	4.6%	$31,221	21.6%
Stock-based compensation(1)	88,647	1.8	89,817	2.9	(1,170)	(1.3)
Legal and accounting fees	90,337	1.9	116,854	3.7	(26,517)	(22.7)
Other	67,304	1.4	43,932	1.3	23,372	53.2

Selling, general and administrative	$421,844	8.7%	$394,938	12.5%	$26,906	6.8%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

     The increase in salaries and benefits was primarily attributable to an increase in headcount of approximately 220 personnel which represents an 17.1% increase from our September 30, 2009 levels, as well as higher incentive compensation. The decrease in legal and accounting fees related to a decrease in legal fees associated with litigation related to our stock options matter. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and prior years’ stock option backdating securities litigation, patent prosecution and filings and various other transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for further information. The increase in the Other line item in the above tables is primarily attributable to an increase in facilities and travel expenses.
  Stock-Based Compensation Expense
     The following tables present details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended		Three Months Ended			%
	September 30, 2010		September 30, 2009			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Cost of product revenue	$5,122	0.3%	$6,579	0.5%	$(1,457)	(22.1)%
Research and development	80,171	4.4	90,829	7.2	(10,658)	(11.7)
Selling, general and administrative	27,927	1.5	31,290	2.5	(3,363)	(10.7)

	$113,220	6.2%	$128,698	10.2%	$(15,478)	(12.0)%

	Nine Months Ended		Nine Months Ended			%
	September 30, 2010		September 30, 2009			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Cost of product revenue	$16,850	0.3%	$18,584	0.6%	$(1,734)	(9.3)%
Research and development	252,977	5.2	266,698	8.5	(13,721)	(5.1)
Selling, general and administrative	88,647	1.8	89,817	2.9	(1,170)	(1.3)

	$358,474	7.3%	$375,099	12.0%	$(16,625)	(4.4)%

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

     The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2010 through 2014 related to unvested share-based payment awards at September 30, 2010:

	2010	2011	2012	2013	2014	Total
	(In thousands)
Unearned stock-based compensation	$108,981	$347,004	$217,404	$112,976	$12,458	$798,823
     See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of activity related to share-based awards.
  Amortization of Purchased Intangible Assets
     The following tables present details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Three Months Ended			%
	September 30, 2010		September 30, 2009			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In thousands, except percentages)
Cost of product revenue	$7,415	0.4%	$3,876	0.3%	$3,539	91.3%
Other operating expenses	4,405	0.2	4,159	0.3	246	5.9

	$11,820	0.6%	$8,035	0.6%	$3,785	47.1%

	Nine Months Ended		Nine Months Ended			%
	September 30, 2010		September 30, 2009			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In thousands, except percentages)
Cost of product revenue	$23,182	0.5%	$12,101	0.4%	$11,081	91.6%
Other operating expenses	12,892	0.2	12,457	0.4	435	3.5

	$36,074	0.7%	$24,558	0.8%	$11,516	46.9%

     The following table presents details of the amortization of existing purchased intangible assets, including IPR&D that is currently estimated to be expensed in the remainder of 2010 and thereafter at September 30, 2010. If we acquire additional purchased intangible assets in the future, our cost of product revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Asset Amortization by Year
	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)
Cost of product revenue	$7,190	$36,541	$43,284	$34,503	$21,535	$26,434	$169,487
Other operating expenses	7,449	6,405	3,467	3,106	3,089	12,180	35,696

	$14,639	$42,946	$46,751	$37,609	$24,624	$38,614	$205,183

  Impairment of Long-Lived Assets
     In the three months ended September 30, 2010 we recorded an impairment charge to developed technology of $1.8 million. In the three and nine months ended September 30, 2009 we recorded an impairment to customer relationships, completed technology and certain other assets of $7.6 million and $18.9 million, respectively, related to the acquisition of the DTV Business of AMD.

  Restructuring Costs (Reversals)
     In light of the deterioration in worldwide economic conditions, in January 2009 we implemented a restructuring plan that included a reduction in our worldwide headcount of 200 people, which represented 3% of our global workforce. In the three months ended September 30, 2009 we implemented a plan to reduce our headcount by an additional 120 people related to our DTV business. We did not record any restructuring costs in the nine months ended September 30, 2010.
     We recorded $4.8 million and $12.3 million in net restructuring costs in the three and nine months ended September 30, 2009, respectively, related to the plans, primarily for severance and other charges associated with our reduction in workforce across multiple locations and functions and, to a lesser extent, the closure of one of our facilities.
  Settlement Costs (Gains)
     We did not record any settlement costs in the three months ended September 30, 2010 or 2009. We recorded settlement charges of $3.8 million in the nine months ended September 30, 2010. In the nine months ended September 30, 2009, we recorded settlement gains of $65.3 million related to the Qualcomm Agreement, $6.9 million in settlement costs for an estimated settlement associated with certain employment tax items and additional settlement costs of $1.2 million.
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
  Interest and Other Income (Expense), Net
     The following tables present interest and other income, net:

	Three Months Ended		Three Months Ended			%
	September 30, 2010		September 30, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Interest income, net	$3,180	0.2%	$2,978	0.2%	$202	6.8%
Other income (expense), net	(1,113)	(0.1)	(178)	—	(935)	525.3

	Nine Months Ended		Nine Months Ended			%
	September 30, 2010		September 30, 2009			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In thousands, except percentages)
Interest income, net	$8,042	0.1%	$11,362	0.4%	$(3,320)	(29.2)%
Other income (expense), net	3,679	0.1	2,487	0.1	1,192	47.9
     Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. Other income, net, primarily includes gains and losses on foreign currency transactions. The increase in interest income, net, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, was the result of the increase in our cash and marketable securities balances, offset in part by the overall decrease in market interest rates . Our cash and marketable securities balances increased from $2.377 billion at September 30, 2009 to $2.914 billion at September 30, 2010, primarily due to net cash provided by operating activities. The average interest rates in the three months ended September 30, 2010 and 2009 were 0.47% and 0.51%, respectively.
     The decrease in interest income, net, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was the result of the current interest rate environment as the Federal Funds Rate was approximately 0.25% at September 30, 2010 and the shortened investment duration of our cash and marketable securities as compared to the same period a year ago. The average interest rates in the nine months ended September 30, 2010 and 2009 were 0.42% and 0.71%, respectively.
  Provision for Income Taxes
     We recorded tax provisions of $9.4 million and $9.9 million for the three and nine months ended September 30, 2010, respectively, and tax provisions of $6.8 million and $5.0 million for the three and nine months ended September 30, 2009, respectively. Our effective tax rates were 2.8% and 1.2% for the three and nine months ended September 30, 2010, respectively, and 7.5% and 45.4% for the three and nine months ended September 30, 2009, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate in the three and nine months ended September 30, 2010 and 2009, domestic losses recorded without income tax benefit in the three and nine months ended September 30, 2009, and tax benefits resulting primarily from the expiration of the statutes of limitations for the assessment of taxes in various foreign jurisdictions of $6.7 million for the nine months ended September 30, 2010 and $6.5 million for the nine months ended September 30, 2009. As part of our acquisition of Innovision Research & Technology plc, we recorded a tax provision of $3.4 million for the three and nine months ended September 30, 2010 for certain acquired deferred tax assets. We also recorded a tax benefit of $3.9 million in the nine months ended September 30, 2009 reflecting the utilization of a portion of our credits for increasing research activities (research and development tax credits) pursuant to a provision contained in the American Recovery and Reinvestment Tax Act of 2009, which was enacted in February 2009. Additionally, as a result of the May 27, 2009 and March 22, 2010 decisions in the U.S. Court of Appeals for the Ninth Circuit case concerning Xilinx (discussed below), we recorded a tax benefit of approximately $3 million in the nine months ended September 30, 2010 to reverse the approximately $3 million of related exposure previously recorded in the nine months ended September 30, 2009.
     We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative tax losses, we had net deferred tax liabilities of $12.4 million and $11.2 million at September 30, 2010 and December 31, 2009, respectively.
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
     We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2003 through 2009 tax years generally remain subject to examination by tax authorities.
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
Recent Accounting Pronouncements
     See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for a description of our recent accounting pronouncements.
Subsequent Events
     See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for a description of our recent entry into definitive agreements to acquire Beceem Communications Inc. and Percello Ltd.
Liquidity and Capital Resources
     Working Capital and Cash and Marketable Securities. The following table presents working capital, and cash and cash equivalents and marketable securities:

	September 30,	December 31,	Increase
	2010	2009	(Decrease)
	(In thousands)
Working capital	$2,608,342	$1,765,982	$842,360

Cash and cash equivalents(1)	$1,245,940	$1,397,093	$(151,153)
Short-term marketable securities(1)	1,148,139	532,281	615,858
Long-term marketable securities	520,276	438,616	81,660

	$2,914,355	$2,367,990	$546,365

(1)	Included in working capital.

     See discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Cash Provided and Used in the Nine Months Ended September 30, 2010 and 2009
     Cash and cash equivalents increased to $1.246 billion at September 30, 2010 from $1.397 billion at December 31, 2009 as a result of cash provided by operating activities, and the proceeds from the issuance of our Class A common stock, offset by net purchases of marketable securities, the acquisition of Teknovus and Innovision, repurchases of our Class A common stock and our quarterly dividend payments.

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$919,321	$654,965
Net cash used in investing activities	(934,704)	(370,527)
Net cash used in financing activities	(135,770)	(129,862)

Increase (decrease) in cash and cash equivalents	$(151,153)	$154,576
Cash and cash equivalents at beginning of period	1,397,093	1,190,645

Cash and cash equivalents at end of period	$1,245,940	$1,345,221

  Operating Activities
     In the nine months ended September 30, 2010 our operating activities provided $919.3 million in cash. This was primarily the result of net income of $815.6 million and net non-cash operating expenses of $454.0 million, offset in part by net cash used by changes in operating assets and liabilities of $350.3 million including our $160.5 million payment of previously accrued securities litigation settlement costs. In the nine months ended September 30, 2009 our operating activities provided $655.0 million in cash. This was primarily the result of $467.5 million in net non-cash operating expenses, $181.4 million in net cash provided by changes in operating assets and liabilities (including the effects of the proceeds received from the Qualcomm Agreement) and net income of $6.1 million.
     Changes in assets and liabilities at September 30, 2010 compared to December 31, 2009 included the following:
•	Days sales outstanding increased from 35 days to 40 days driven primarily by a variation in revenue linearity as a larger percentage of our sales occurred in the last month of the quarter ended September 30, 2010 as compared to the last month of the quarter ended December 31, 2009.

•	Inventory days on hand increased from 52 days to 56 days due to our decision to increase inventory on hand to meet the anticipated growth in the demand for our products primarily in our Mobile & Wireless reportable segment.

•	Accounts payable days outstanding decreased from 63 to 59 days resulting primarily from the timing of inventory purchases and vendor payments.
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

Investing Activities
     Investing activities used $934.7 million in cash in the nine months ended September 30, 2010, which was primarily the result of $694.3 million in net purchases of marketable securities, $150.4 million in net cash paid primarily for the acquisitions of Teknovus and Innovision and $82.0 million of capital equipment purchases, mostly to support our research and development efforts. Investing activities used $370.5 million in cash in the nine months ended September 30, 2009, which was primarily the result of net purchases of marketable securities of $320.6 million and $48.8 million of capital equipment purchases.
Financing Activities
     Our financing activities used $135.8 million in cash in the nine months ended September 30, 2010, which was primarily the result of $275.5 million in repurchases of shares of our Class A common stock, dividends paid of $120.7 million, repayment of debt assumed in our Teknovus acquisition of $14.6 million and $96.7 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $371.7 million in proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan. Our financing activities used $129.9 million in cash in the nine months ended September 30, 2009, which was primarily the result of $206.5 million in repurchases of shares of our Class A common stock and $60.6 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $137.2 million in proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan.
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
Prospective Capital Needs
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
     In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We intend to actively explore the bank lending and bond markets in the fourth quarter ending December 31, 2010 and will be opportunistic about borrowing should we be able to obtain the right terms. However, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our Class A common stock.
     Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:
•	general economic and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, trends in the broadband communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;
•	acquisitions of other businesses, assets, products or technologies;

•	the unavailability of credit and financing, which may lead certain of our customers to reduce their levels of purchases or to seek credit or other accommodations from us;

•	litigation expenses, settlements and judgments;

•	the overall levels of sales of our semiconductor products, licensing revenue, income from the Qualcomm Agreement and product gross margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	repurchases of our Class A common stock;

•	payment of cash dividends;

•	required levels of research and development and other operating costs;

•	volume price discounts and customer rebates;

•	intellectual property disputes, customer indemnification claims and other types of litigation risks;

•	the levels of inventory and accounts receivable that we maintain;

•	licensing royalties payable by us;

•	changes in our compensation policies;

•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees during 2010 and future years;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products and our anticipation of and responses to their products;

•	our relationships with suppliers and customers;

•	the availability and cost of sufficient foundry, assembly and test capacity and packaging materials; and

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.
     In addition, we may require additional capital to accommodate planned future long-term growth, hiring, infrastructure and facility needs.
Off-Balance Sheet Arrangements
     At September 30, 2010 we had no material off-balance sheet arrangements, other than our operating leases.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     The Company manages its total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.
     In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, the current interest rate environment may continue to negatively impact our investment income.
     To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 30, 2010, a 100 basis point increase in interest rates across all maturities would result in an $8.5 million incremental decline in the fair market value of the portfolio. As of December 31, 2009, a similar 100 basis point shift in the yield curve would have resulted in an $8.8 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
     Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of September 30, 2010 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.
     Our cash, cash equivalent and marketable securities at September 30, 2010 consisted of $1.600 billion held domestically, with the remaining balance of $1.314 billion held by foreign subsidiaries. There may be tax effects upon repatriation of that cash to the United States.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2010, the end of the period covered by this Report.
     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our stock price is highly volatile.
     The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2008 through September 30, 2010 our Class A common stock has traded at prices as low as $12.98 and as high as $38.47 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.
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
     We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers represented 36.7% and 34.2% of our total net revenue in the nine months ended September 30, 2010 and 2009, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The loss of any significant customer could materially and adversely affect our financial condition and results of operations.
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
     In addition, the majority of our licensing revenues and related income to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm. Our patent license agreements with these two customers are expected to result in licensing revenue and related income of approximately $1.056 billion over a seven year period. From July 2007 through September 2010, we recorded $525.7 million in licensing revenue and related income derived from Verizon Wireless and Qualcomm. The licensing revenue from our agreement with Verizon Wireless has ended and the income from the Qualcomm Agreement is non-recurring and will terminate in 2013. There can be no assurances that we will be able to enter into similar arrangements in the future, or that we will be able to successfully collect the remaining payments due to us under the Qualcomm Agreement in the event of a default by Qualcomm.
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
We manufacture and sell complex products and may be unable to successfully develop and introduce new products.
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
     We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. In addition, 54.5% and 51.9% of our product revenue in the nine months ended September 30, 2010 and 2009, respectively, was derived from product sales to customers outside the United States, excluding foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. Products shipped to international destinations, primarily in Asia, represented 97.0% and 94.7% of our product revenue in the nine months ended September 30, 2010 and 2009, respectively. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue to expand our international business activities and to open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:
•	political, social and economic instability;

•	exposure to different business practices and legal standards, particularly with respect to intellectual property;

•	continuation of overseas conflicts and the risk of terrorist attacks and resulting heightened security;

•	the imposition of governmental controls and restrictions and unexpected changes in regulatory requirements;

•	nationalization of business and blocking of cash flows;

•	changes in taxation and tariffs; and

•	difficulties in staffing and managing international operations.
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
     As of September 30, 2010 our co-founders, directors, executive officers and their respective affiliates beneficially owned 12.1% of our outstanding common stock and held 54.6% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of September 30, 2010 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 10.9% of our outstanding common stock and held 54.2% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. Repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In the three months ended September 30, 2010 we issued an aggregate of less than 0.1 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act.
Issuer Purchases of Equity Securities
     We did not repurchase any shares of our Class A common stock in the three months ended September 30, 2010.
Item 3. Defaults upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description
10.1†	Fourth Amendment dated August 9, 2010 to Letter Agreement between the registrant and Scott A. McGregor.

10.2†	Third Amendment dated August 9, 2010 to Letter Agreement between the registrant and Eric K. Brandt.

10.3†	Second Amendment dated August 9, 2010 to Letter Agreement between the registrant and Arthur Chong.

10.4†	Amendment dated August 9, 2010 to Letter Agreement between the registrant and Rajiv Ramaswami.

10.5†	Form of Revised Letter Agreement for Change in Control Severance Benefit Program dated August 9, 2010 between the registrant and each of the following executive officers: Scott A. Bibaud, Neil Kim, Thomas F. Lagatta, Daniel A. Marotta, and Robert A. Rango.

10.6†	Revised Letter Agreement for Change in Control Severance Benefit Program dated August 9, 2010 between the registrant and Robert L. Tirva.

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

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
(Principal Financial Officer)

/s/ Robert L. Tirva
Robert L. Tirva
Senior Vice President and Corporate Controller
and Principal Accounting Officer
October 26, 2010

EXHIBIT INDEX

Exhibit
Number	Description
10.1†	Fourth Amendment dated August 9, 2010 to Letter Agreement between the registrant and Scott A. McGregor.

10.2†	Third Amendment dated August 9, 2010 to Letter Agreement between the registrant and Eric K. Brandt.

10.3†	Second Amendment dated August 9, 2010 to Letter Agreement between the registrant and Arthur Chong.

10.4†	Amendment dated August 9, 2010 to Letter Agreement between the registrant and Rajiv Ramaswami.

10.5†	Form of Revised Letter Agreement for Change in Control Severance Benefit Program dated August 9, 2010 between the registrant and each of the following executive officers: Scott A. Bibaud, Neil Kim, Thomas F. Lagatta, Daniel A. Marotta, and Robert A. Rango.

10.6†	Revised Letter Agreement for Change in Control Severance Benefit Program dated August 9, 2010 between the registrant and Robert L. Tirva.

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.