Form 10-K
period 2010-12-31
BROADCOM CORP
filed 2011-02-02
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $16.0 billion (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant has two classes of common stock authorized, Class A common stock and Class B common stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. Shares of Class B common stock are not publicly traded but are convertible at any time into shares of Class A common stock on a one-for-one basis. As of December 31, 2010 there were 484.7 million shares of Class A common stock and 54.0 million shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2011 Annual Meeting of Shareholders to be filed on or before May 2, 2011.

Broadcom®, the pulse logo, XGStm, and Videocore® are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

©2011 Broadcom Corporation. All rights reserved.	This Annual Report on Form 10-K is printed on recycled paper.

BROADCOM CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	(Removed and Reserved)	20

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	61
Item 8.	Financial Statements and Supplementary Data	61
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62
Item 9A.	Controls and Procedures	62
Item 9B.	Other Information	63

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	63
Item 11.	Executive Compensation	63
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	63
Item 13.	Certain Relationships and Related Transactions, and Director Independence	63
Item 14.	Principal Accounting Fees and Services	63

PART IV
Item 15.	Exhibits, Financial Statement Schedules	64
EX-10.14
EX-10.18
EX-10.19
EX-10.20
EX-10.36
EX-10.42
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected total net revenue, costs and expenses and product and total gross margin; our accounting estimates, assumptions and judgments; our success in pending intellectual property litigation matters; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense; the demand for our products; the effect that economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our potential needs for additional capital; inventory and accounts receivable levels; the impact of the Internal Revenue Service review of certain income tax returns on our results of operations; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; the level of accrued rebates, and income we expect to record in connection with the Qualcomm Agreement. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part I, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement, except as otherwise required by law.

PART I

Item 1.	Business

Overview

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a major technology innovator and global leader in semiconductors for wired and wireless communications. Broadcom® products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. We provide the industry’s broadest portfolio of state-of-the-art system-on-a-chip, or SoC, and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices.

Broadcom was incorporated in California in August 1991. Our Class A common stock trades on the Nasdaq Global Select Marketsm under the symbol BRCM. Our principal executive offices are located at 5300 California Avenue, Irvine, California 92617-3038, and our telephone number at that location is 949.926.5000. Our Internet address is www.broadcom.com. The inclusion of our Internet address in this Report does not include or incorporate by reference into this Report any information on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings are available free of charge through the investor relations section of our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The SEC also maintains a web site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We currently operate our business to serve three markets: Broadband Communications, Mobile & Wireless and Infrastructure & Networking. Our diverse product portfolio includes:

•	Broadband Communications (Solutions for the Home) — Highly integrated solutions for the connected home, including set-top-boxes and media servers, residential gateways, home networking, femtocells, high definition TV platforms, Blu-ray Disc® players and digital video recorders (DVRs).
•	Mobile & Wireless (Solutions for the Hand) — Low-power, high-performance and highly integrated solutions powering the mobile ecosystem, including Wi-Fi and Bluetooth, cellular modems, personal navigation and global positioning, near field communications, multimedia and application processing, and mobile power management solutions.
•	Infrastructure & Networking (Solutions for Infrastructure) — Highly integrated solutions to carriers, service providers, enterprises, small-to-medium businesses and data centers for network infrastructure needs, including switches and physical layer (PHY) devices for local, metropolitan, wide area and storage networking; switch fabric solutions; and high-speed controllers.

Net Revenue by Reportable Segment

Our semiconductor solutions are used globally by leading manufacturers and are embedded in an array of products for the home, the hand and network infrastructure. Net revenue for our reportable segments, Broadband Communications, Mobile & Wireless and Infrastructure & Networking is presented below. “All Other” includes our licensing revenue from Verizon Wireless and related income from the Qualcomm Agreement (see detailed discussion in “Overview” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Percentage of Net Revenue

Net Revenue: $6.818 billion	Net Revenue: $4.490 billion	Net Revenue: $4.658 billion

Broadband Communications Reportable Segment

We offer manufacturers a range of broadband communications and consumer electronics SoC solutions that enable voice, video, data and multimedia services over wired and wireless networks for the home.

Products Incorporating Our Solutions	Broadcom Solutions

Broadband Communications (Solutions for the Home)	Modems (cable, xPON, femtocell and DSL) and Residential Gateways
Cable Modem Termination Systems (CMTS) and Central Office DSLAM Solutions
Digital Cable, Digital Transport
 Adapter, Direct Broadcast Satellite, Terrestrial and IP Set-Top Boxes
Digital Television
Blu-ray Disc Players and Recorders Home Networking Solutions (including Powerline Networking)	Cable modem SoCs
Femtocell SoCs
MPEG/AVC/VC-1 encoders and
 transcoders
xDSL, PON and cable modem customer
 premises equipment and central office solutions
Powerline Networking SoCs
Digital cable, DBS, Terrestrial and
IP set-top box integrated receiver demodulators HDTV and SDTV SoCs Blu-ray Disc SoCs

Modems and Residential Gateways

Competitive pressure among broadband providers to meet increasing consumer demand for internet video content is driving a race to provide increasing bandwidth to consumers. Broadcom offers ultra-high speed modems and end-to-end broadband solutions to provide data, voice and video services over cable television networks, digital subscriber line (DSL) technologies and gigabit passive optical networks (GPON) to and throughout the home.

Digital Cable, Direct Broadcast Satellite, Terrestrial and IP Set-Top Boxes and Digital Transport Adapters

In an effort to increase the number of digital services available to television viewers, features such as high definition and 3D programming, digital video recording services, internet applications and home media networks are being offered by service providers using the same high-speed connections that bring customers broadband Internet and telephone access. To take advantage of these capabilities, viewers need a set-top box (STB) in the home to process these functions and distribute them to TVs and other connected STBs within the home. We offer a complete digital cable-TV silicon platform, comprehensive direct broadcast satellite (DBS) solutions and a family of advanced SoC solutions for the IP STB market. The highly integrated digital cable-TV SoC solutions provide manufacturers with a broad range of features and capabilities for building standard STBs (for digital video broadcasting), high definition and 3D programming capable STBs, as well as high-end interactive STBs supporting simultaneous viewing of television programming and Internet content. Broadcom also provides IP SoC solutions that include high definition, 3D capable, video decoder/audio processor chips and a dual channel high definition and digital video recorder chip. By leveraging our extensive investment and expertise in the STB market, we have also developed (DBS) solutions that include complete end-to-end chipset for receiving and displaying high definition content, and a complete satellite system solution that enables DBS providers to provide Internet access via satellite by combining the functionality of a satellite modem, a firewall router and home networking into a single chip.

Digital Television

Beginning in 2009, the U.S. Federal Communications Commission required that traditional terrestrial broadcast stations broadcast only in digital format and the migration to digital broadcasts continues in other markets around the world. We offer a complete turnkey digital television-on-a-chip solution and associated software to enable digital-to-analog converter boxes. We also offer a complete product line that covers all digital television (DTV) markets, including a turnkey platform that allows TV manufacturers to include over-the-top applications, internet connectivity and customize both hardware and software designs for differentiating products based on the user interface and visual look-and-feel. In addition, we offer a highly integrated DTV SoC solution that, when combined with our existing satellite, cable or terrestrial demodulators, forms a complete platform for the delivery of high definition (HD) DTV.

Blu-ray Disc Players and Recorders

Blu-ray Disc players and recorders offer substantially greater storage capacity and the ability to effectively handle the significantly higher bit rates associated with HD audio/video content. Our Blu-ray Disc SoC provides integrated security features that enable manufacturers to offer Internet applications and streaming media playback. Our reference design for the development of Blu-ray Disc media players includes our HD audio/video decoder chip, as well as an HD digital video system chip and a software platform that provides our customers with a wide range of integration options, including playback in 3D at 1080p resolution, picture-in-picture video support, HD multi-channel audio, and world class BD-Java performance for full support of BD-Live functionality.

Mobile & Wireless Reportable Segment

Broadcom’s mobile and wireless reportable segment offers products supporting a broad range of leading-edge portable devices that enable end-to-end wireless connectivity at home, at work and on-the-go. Products in this area include solutions in wireless local area networking, personal area networking, location technologies, and a comprehensive range of mobile technologies. Our portfolio of mobile and wireless products enable a broad range of portable devices including cellular handsets, personal navigation devices, tablets, PCs, wireless home routers and gateways, portable media players, gaming platforms and other wireless-enabled consumer electronics and peripherals.

Products Incorporating Our Solutions	Broadcom Solutions

Mobile & Wireless (Solutions for the Hand)	Cellular phones
Wireless-enabled tablets, laptops, netbooks, and desktop computers Wireless home routers and gateways Printers
Cellular and WiMax data cards
MiFi Mobile Hotspots
VoIP phones
Handheld media devices
Personal navigation devices
Home gaming systems
Home entertainment systems	Wi-Fi® SoCs
Bluetooth® SoCs
Wireless Connectivity Combo chips
GPS SoCs
EDGE, 3G (UMTS and HSPA) and
 4G (LTE and WiMAX®) baseband
 solutions
Multimedia processors
Applications processors
Power management units
VoIP SoCs
Mobile TV SoCs
NFC tags

Wireless Local Area and Personal Area Networking

Wi-Fi/WLAN.  Wireless local area networking, also known as Wi-Fi or WLAN, allows devices on a local area network to communicate with each other without the use of any cables. It adds the convenience of mobility to the powerful utility provided by high-speed data networks, and is a natural extension of broadband connectivity in the home, office and on the road. Wi-Fi technology was first utilized in applications such as computers and routers, and is now being embedded into a number of other electronic devices such as smartphones, cameras, camcorders, printers, gaming devices, set-top boxes, HDTVs, Blu-ray Disc players and broadband modems. We offer a family of high performance, low power Wi-Fi chipsets that support all current standards. We support Wi-Fi direct across our product portfolio, allowing communication between devices without having to interact with an access point, increasing ease of use for Wi-Fi and enabling us to serve increased demand for the transfer of HD content between devices.

Bluetooth.  The Bluetooth short-range wireless networking standard is a low power wire replacement technology that enables direct connectivity among a wide variety of mainstream consumer electronic devices. We offer a complete family of Bluetooth silicon and software solutions for mobile phones, PCs, wireless headphones and headsets, HDTVs, peripherals, gaming and other applications. Our family of single-chip Bluetooth devices, software applications and protocol stacks provide a complete solution that enables manufacturers to add Bluetooth functionality to almost any electronic device with a minimal amount of development time and resources.

Wireless Connectivity Combination Chips

Consumers increasingly expect their mobile devices to be able to seamlessly communicate wirelessly with other electronics devices, such as TVs, PCs, printers, cellular phones, remote speakers, headsets and car stereos. At the same time, our customers are continually seeking to lower costs, increase performance, extend the battery life of their devices and bring new products to market quickly. To meet these demands, we have developed a family of combination chip (combo chip) solutions that integrate multiple discrete wireless technologies into a single-chip solution. For example, we offer combo chip solutions that integrate a complete Bluetooth system, a complete Wi-Fi system and a high performance FM stereo radio receiver into a single die. We also offer a combo chip solution that combines Bluetooth, GPS and an FM receiver.

Global Positioning System

Global Positioning System (GPS) has long been a standard feature in navigation devices and is becoming a common feature in mobile phones, tablets and personal computers. Broadcom offers standalone GPS and assisted-global positioning system (A-GPS) semiconductor products, software and data services. We also maintain a worldwide GPS reference network that provides assistance data to A-GPS-equipped chips via wireless transport, including cellular data channels and Wi-Fi, which boosts performance and reduces the time required to determine a location.

Cellular Baseband, Multimedia Processors and Power Management

Handheld devices (such as cellular phones and tablets) and portable computers (such as netbooks and laptops) have become broadband multimedia gateways, enabling end users to wirelessly download email, view web pages, stream audio and video, play games and conduct videoconferences. The evolution of the international Global System for Mobile Communication (GSM) standard to 3G and 4G technologies have enabled “always on” Internet applications and more efficient data transport. These capabilities enable a range of devices from smart feature-phones to smartphones and tablets. We develop EDGE, 3G and 4G, LTE and WiMAX chipsets and platform solutions with the associated software. We use the same technologies to deliver cellular modem cards for use in portable computers, wireless gateway devices and embedded products.

Mobile Multimedia Applications.  Multimedia has become increasingly prevalent in handheld devices. To support new multimedia features, integrating video, music, camera and gaming capabilities, Broadcom offers our VideoCore® line of video and multimedia processors based on a low power, high performance architecture. Unlike hard-wired processor cores, VideoCore processors are built to provide customers the benefit of software flexibility and programmability, as well as low power from hardware acceleration. Our family of mobile application processors enable an array of multimedia features, including support for high megapixel digital cameras, HD video encoding and decoding, and TV signal output.

As part of its cellular platform, Broadcom provides a family of power management devices that intelligently manage power consumption in mobile devices to optimize system operation and improve battery life.

Voice over Internet Protocol

Driven by the significant build-out of the Internet and deregulation of long distance and local phone services, voice over an IP packet-based network, or VoIP is stimulating dramatic changes in traditional telephone networks. Our VoIP phone silicon and software solutions integrate packet processing, voice processing and switching technologies to provide the quality of service, high fidelity and reliability necessary for enterprise telephony applications. Our portfolio also features terminal adapter VoIP solutions that enable existing analog phones to be connected to broadband modems via Ethernet. These products support residential VoIP services that are now being offered by a variety of broadband service providers.

Near Field Communications

Near field communications (NFC) is a very short-range wireless standard that evolved from a combination of contactless technologies to enable simple connectivity and data transfer with just a touch. NFC has been adopted for contactless payment systems and can also be implemented in a variety of consumer devices from mobile phones, tablets, and digital TVs to remote controls, wireless mice, 3D glasses and Bluetooth headsets. Broadcom has developed NFC tag solutions for original equipment manufacturers to implement low cost NFC consumer device applications in their products.

Infrastructure & Networking Reportable Segment

Through our Infrastructure & Networking reportable segment, we design and develop complete silicon and software infrastructure solutions for service providers, data centers, and enterprise and small-to-medium business networks. Our solutions leverage industry-proven Ethernet technology to promote faster, “greener” and cost-efficient transport and processing of voice, video, data and multimedia across both wired and wireless networks.

Products Incorporating Our Solutions	Broadcom Solutions

Infrastructure & Networking (Solutions for Infrastructure)	Service provider metro equipment
3G/4G wireless infrastructures
 and wireless access points
Switches, hubs and routers
Servers
Workstations
Desktop and notebook computers Network interface cards
LAN on motherboard applications
Optical networks and dense wave
division multiplexing applications Virtual private networks and security appliances	Ethernet copper transceivers Ethernet controllers Ethernet switches Backplane and Optical front-end physical layer devices Security processors and adapters Broadband processors

Ethernet Networking

Ethernet has become a ubiquitous interconnection technology for providing high performance and cost effective networking infrastructure across enterprise, service provider, data center and small and medium business (SMB) market segments. Our complete line of highly integrated, low power SoC solutions enable users to access data, voice and video from their offices, home or over wireless networks.

Ethernet Switches.  We offer a broad set of Ethernet switching products ranging from low cost five port switch chips to complete solutions that can be used to build systems in excess of 10 terabits of switching capacity in a single chassis.

•	Our service provider switch portfolio enables carrier/service provider networks to support a large number of services in the wireless backhaul, access, aggregation and core of their networks.
•	Our Data Center portfolio provides high capacity, low latency switching silicon that supports advanced protocols around virtualization and multi-pathing. In addition, our SAND Ethernet switching fabric technologies provide the ability to build highly scalable flat networks supporting tens of thousands of servers.
•	Our family of SMB Ethernet switch products are designed to support lower power modes and comply with industry standards around energy efficient Ethernet. We also offer a family of Layer 2 managed switches designed specifically for the service provider market in Asia to deliver high bandwidth content, such as multimedia, to densely populated residential and commercial buildings.

For enterprise applications, our XGStm product family combines multi-layer switching capabilities with wire-speed Gigabit, 10 and 40 Gigabit Ethernet switching performance for enterprise business networks.

Ethernet CopperTransceivers.  Our high performance Ethernet transceivers are built upon a proprietary digital signal processing (DSP) communication architecture optimized for high-speed network connections and support the latest standards and advanced features, such as energy efficient Ethernet, data encryption and time synchronization at one or 10 gigibits per second.

Gigabit and 10 Gigabit Ethernet Controllers.  Our family of Ethernet controllers offer comprehensive solutions for servers, workstations, and desktop and notebook computers, supporting multiple generations of Ethernet technology. Gigabit and 10 Gigabit Ethernet controllers deliver high performance dual-port, single-chip C-NIC at 1Gbps or 10-Gbps rates, without requiring external packet memory.

Backplane and Optical Front-End Physical Layer Devices

To address increasing volumes of data traffic both in data centers and service provider networks , we offer a portfolio of 10G and 40G Ethernet transceivers, forward error correction solutions, and chips for backplanes and optical interconnect. These devices are low-power solutions for very high density 10G and 40G switching solutions. We also offer 2.5G and 10G SONET/SDH/OTN transceivers that enable the development of low-cost, high-density optical transport equipment, enabling telecommunications and service providers to efficiently deliver data and voice traffic over existing fiber networks. Our use of the CMOS process allows substantially higher levels of integration and lower power consumption than competitive solutions.

Custom Silicon Products

We offer proprietary silicon devices for the LAN, WAN and PC markets that allow our customers to semi-customize by integrating their own intellectual property. For example, we have developed complex mixed-signal designs for customers that leverage our advanced design processes.

Licensing of Intellectual Property

We generate licensing revenue and related income from the licensing of our intellectual property. The vast majority of our licensing revenue and related income to date has been derived from agreements with two customers, Verizon Wireless and QUALCOMM Incorporated. See detailed discussion in “Overview” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This licensing revenue and related income represented 3.3%, 4.8% and 3.7% of our total net revenue in 2010, 2009 and 2008, respectively.

Reference Platforms

To assist our customers in developing products, we develop reference platforms designed around our integrated circuit products that represent prototypical system-level applications. These reference platforms generally include an extensive suite of software drivers, as well as protocol and application layer software. By providing reference platforms that may ultimately be incorporated into our customers’ end products, we assist our customers in transitioning from initial prototype designs to final production releases. We believe this enables our customers to achieve easier and faster transitions from the initial prototype designs through final production releases. We believe these reference platform designs also significantly enhance customers’ confidence that our products will meet their market requirements and product introduction schedules.

Customers and Strategic Relationships

We sell our products to leading wired and wireless communications manufacturers. We have also established strategic relationships with multiservice operators that provide wired and wireless communications services to consumers and businesses. Customers currently shipping wired and/or wireless communications equipment and devices incorporating our products include:

•	Alcatel
•	Apple
•	Cisco
•	Dell
•	EchoStar
•	Hewlett-Packard
•	Huawei Technologies
•	LG
•	Motorola
•	Netgear
•	Nintendo
•	Nokia
•	Pace
•	Samsung
•	Technicolor

A small number of customers have historically accounted for a substantial portion of our net revenue. Sales to our five largest customers represented 38.9%, 34.6% and 35.8% of our net revenue in 2010, 2009 and 2008, respectively. In 2010, sales to Apple and Samsung represented 11.1% and 10.0% of our net revenue, respectively. In 2009, sales to Samsung represented 10.3% of our net revenue. See Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report. We expect that our key customers will continue to account for a substantial portion of our net revenue in 2011 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel, change or defer on short notice without incurring a significant penalty.

Research and Development

We have assembled a large team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 2010 we had 6,800 research and development employees, the majority of whom hold advanced degrees, including approximately 675 employees with PhDs. These key employees are involved in advancing our core technologies, as well as product development. Because SoC solutions benefit from the same underlying core technologies, we are able to address a wide range of communications markets with a relatively focused investment in research and development. Our research and development expense was $1.8 billion, $1.5 billion and $1.5 billion in 2010, 2009 and 2008, respectively. These amounts included stock-based compensation expense for employees engaged in research and development of $341.7 million, $351.9 million and $358.0 million in 2010, 2009 and 2008, respectively.

We believe that increased IP integration and the timely introduction of new products is essential to our growth. While we intend to continue to manage our costs and expenses to attain our long-term business objectives, we plan to maintain significant research and development staffing levels for the foreseeable future. We have design centers throughout the United States, including our principal design facilities in Irvine, California and Santa Clara County, California. Internationally, we have design facilities in Asia, Europe, Israel and Canada. We anticipate establishing additional design centers in the United States and in other countries.

Manufacturing

Wafer Fabrication

We depend on four independent foundry subcontractors located in Asia to manufacture a majority of our products. Our key silicon foundries are:

•	Taiwan Semiconductor Manufacturing Corporation in Taiwan,
•	GlobalFoundries, Inc. (formerly Chartered Semiconductor Manufacturing) in Singapore,
•	Semiconductor Manufacturing International Corporation in China; and
•	United Microelectronics Corporation in Singapore and Taiwan.

By subcontracting manufacturing, we focus resources on design and test applications where we believe we have greater competitive advantages. This strategy also eliminates the high cost of owning and operating semiconductor wafer fabrication facilities. See “Risk Factors” under Item 1A of this Report for a discussion of the risks associated with our dependence on independent foundry subcontractors.

Most of our products are manufactured using CMOS process technology. Our products are currently fabricated on a variety of processes ranging from 500 nanometers to 40 nanometers. We generally evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. The majority of our products are currently manufactured in 65 nanometers, and we are designing most new products in 40 nanometers. See “Risk Factors” under Item 1A of this Report for a discussion of the risks associated with transitioning to smaller geometry process technologies.

Assembly and Test

Our products are tested either at the wafer level and/or packaged finished products level. Our product testing is conducted by independent foundries, and independent test subcontractors. The die are assembled into finished products by independent assembly and package subcontractors. A majority of our test and assembly is performed by the following independent subcontractors:

•	United Test and Assembly Center in Singapore, China and Thailand (test, assembly and packaging),
•	Advanced Semiconductor Engineering (ASE) in China and Taiwan (test, assembly and packaging),
•	Siliconware Precision in Taiwan (test only),
•	Amkor in Korea, Philippines and China (assembly and packaging only),
•	Signetics in Korea (assembly and packaging only),
•	STATSChipPAC in Singapore, Korea, Malaysia and China (assembly and packaging only),

See “Risk Factors” under Item 1A of this Report for a discussion of the risks associated with our dependence on third party assembly and test subcontractors.

Quality Assurance

We focus on product reliability from the initial stage of the design cycle through each specific design process, including layout and production test design. Our operations and quality engineering teams closely manage the interface between manufacturing and design engineering. We prequalify each assembly and foundry subcontractor. This prequalification process consists of a series of industry standard environmental product stress tests, as well as an audit and analysis of the subcontractor’s quality system and manufacturing capability. We also participate in quality and reliability monitoring by reviewing electrical and parametric data from our wafer foundry and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yield levels. All of our principal independent foundries and package assembly facilities are currently ISO 9001 certified, a comprehensive International Standards Organization specified quality system acknowledgement. As part of our total quality program, we received ISO 9001 certification for our Singapore distribution facility.

Environmental Management

We monitor the environmental impact of our products. Our manufacturing subcontractors have registered our manufacturing flow to ISO 14000, the international standard related to environmental management. Lead-free solutions in electronic components and systems are receiving increasing attention within the semiconductor industry. We believe that our products are compliant with the Restriction of Hazardous Substances Directive, or RoHS, the European legislation that restricts the use of a number of substances, including lead. In 2008 we began managing our compliance towards the European REACH (Regulation, Evaluation and Authorization of Chemicals).

Product Distribution

The majority of our products are distributed internationally to customers through our distribution center in Singapore and a smaller portion domestically via an operations and distribution center in Irvine, California. Net product revenue derived from actual shipments to international destinations, primarily in Asia (including foreign subsidiaries or manufacturing subcontractors of customers that are headquartered in the United States), represented 97.2%, 94.8% and 91.8% of our net revenue in 2010, 2009 and 2008, respectively.

Sales and Marketing

Our sales and marketing strategy is to achieve design wins with technology leaders by providing quality, state-of-the-art products, superior engineering execution, and superior sales, field application and engineering support. We market and sell our products in the United States through a direct sales force, distributors and manufacturers’ representatives. The majority of our domestic sales occur through our direct sales force, which is based in offices located in California and throughout the United States. We have also engaged independent distributors, Arrow Electronics and Avnet, Inc., to service the North American and South American markets.

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

We present revenue from independent customers by geographic area in Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

We dedicate sales managers to principal customers worldwide to promote close cooperation and communication.

Backlog

Our sales are primarily made through standard purchase orders for delivery of products. Due to industry practice that allows customers to cancel, change or defer orders with limited advance notice prior to shipment, we do not believe that backlog is a reliable indicator of future revenue levels.

Competition

The semiconductor industry in general, and wired and wireless communications markets in particular, are intensely competitive and are characterized by rapid change, evolving standards, short product life cycles and price erosion. We believe that the principal factors of competition for integrated circuit providers include:

•	product quality and reputation
•	product capabilities
•	level of integration
•	engineering execution
•	reliability
•	price
•	time-to-market
•	market presence
•	standards compliance
•	system cost
•	intellectual property
•	customer interface and support

We believe that we compete favorably with respect to each of these factors.

We compete with a number of major domestic and international suppliers of integrated circuits and related applications. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition has resulted and will continue to result in declining average selling prices for our products in certain markets. We also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers that choose to develop their own silicon solutions. We expect to encounter continuing consolidation in the markets in which we compete.

Some of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution and other resources than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties, and may refuse to provide us with information necessary to permit the interoperability of our products with theirs. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. In addition, competitors may develop technologies that more effectively address our markets with products that offer enhanced features, lower power requirements or lower costs. Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations. See “Risk Factors” under Item 1A of this Report for further discussion of the risks associated with competition.

Seasonality

An increasing number of our products are being incorporated into consumer electronic products, which are subject to significant seasonality and fluctuations in demand, and tend to have stronger sales later in the fiscal year as manufacturers prepare for the major holiday selling seasons.

Intellectual Property

Our success and future product revenue growth depend, in part, on our ability to protect our intellectual property. We rely primarily on patents, copyrights, trademarks and trade secrets, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. However, these may not provide meaningful or adequate protection for our intellectual property.

We currently hold more than 4,800 U.S. and more than 2,000 foreign patents (up from more than 3,800 U.S. and more than 1,550 foreign patents from the prior year) and have more than 7,800 additional U.S. and foreign pending patent applications. We also generally enter into confidentiality agreements with our employees and strategic partners, and typically control access to and distribution of product documentation and other proprietary information. Despite these precautions, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes, develop similar technology independently, or design around our patents. As such, any rights granted under our patents may not provide us with meaningful protection. In addition, we may not be able to successfully enforce our patents against infringing products in every jurisdiction. See “Risk Factors” under Item 1A of this Report for further discussion of the risks associated with patents and intellectual property.

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

Companies in and related to the semiconductor industry and the wired and wireless communications markets often aggressively protect and pursue their intellectual property rights. We are currently engaged in litigation and may need to engage in additional litigation to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets, or to determine the validity and scope of proprietary rights of others, including our customers. In addition, we are currently engaged in litigation and may engage in future litigation with parties that claim that we infringed their patents or misappropriated or misused their trade secrets. Such litigation will result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. For a detailed description of our outstanding intellectual property litigation, see Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Employees

As of December 31, 2010 we had 8,950 employees, including 6,800 individuals engaged in research and development, 850 engaged in sales and marketing, 550 engaged in manufacturing operations, and 750 engaged in general and administrative activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

Item 1A.	Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our Class A common stock will likely decline, and you may lose all or part of your investment.

We face intense competition.

The semiconductor industry and the wired and wireless communications markets are intensely competitive. We expect competition to continue to increase as new markets develop, as industry standards become well known and as other competitors enter our business. We expect to encounter further consolidation in the markets in which we compete.

Many of our competitors have longer operating histories and presences in key markets, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do, and in some cases operate their own fabrication facilities. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. We also face competition from newly established competitors, suppliers of products, and customers who choose to develop their own semiconductor solutions.

Existing or new competitors may develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition also has resulted in and is likely to continue to result in increased expenditures on research and development, declining average selling prices, reduced gross margins and loss of market share in certain markets. These factors in turn create increased pressure to consolidate. We cannot assure you that we will be able to continue to compete successfully against current or new competitors. If we do not compete successfully, we may lose market share in our existing markets and our revenues may fail to increase or may decline.

We depend on a few significant customers for a substantial portion of our revenue.

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers represented 38.9%, 34.6% and 35.8% of our total net revenue for 2010, 2009, and 2008, respectively. In 2010, sales to Apple and Samsung represented 11.1% and 10.0% of our net revenue, respectively. In 2009, sales to Samsung represented 10.3% of our net revenue. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The loss of any significant customer could materially and adversely affect our financial condition and results of operations.

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

In addition, the majority of our licensing revenues and related income to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm. Our patent license agreements with these two customers are expected to result in licensing revenue and related income of approximately $1.025 billion over a six year period. From January 2008 through December 2010, we recorded $545.6 million in licensing revenue and related income derived from Verizon Wireless and Qualcomm. The licensing revenue from our agreement with Verizon Wireless has ended and the income from the Qualcomm Agreement is non-recurring and will terminate in 2013. There can be no assurances that we will be able to enter into additional such arrangements in the future, or that we will be able to successfully collect the remaining payments due to us under the Qualcomm Agreement in the event of a default by Qualcomm.

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

Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter. Variability in the nature of our operating results may be attributed to the factors identified throughout this “Risk Factors” section, including:

•	changes in economic conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry;
•	seasonality in sales of consumer and enterprise products in which our products are incorporated;
•	our dependence on a few significant customers and/or design wins for a substantial portion of our revenue;
•	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;
•	changes in customer product needs and market acceptance of our products;
•	the impact of the Internal Revenue Service review of certain of our income and employment tax returns; and
•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

Many of the factors impacting our operating results are not within our control.

We may fail to adjust our operations in response to changes in demand.

Through internal growth and acquisitions, we significantly modified the scope of our operations and workforce in recent years. Our operations are characterized by a high percentage of costs that are fixed or difficult to reduce in the short term, such as research and development expenses and our highly skilled workforce. During some periods, our growth has placed a significant strain on our management personnel, systems and resources. To respond to periods of increased demand, we will be required to expand, train, manage and motivate our workforce. Alternatively, in response to the economic downturn in the markets in the semiconductor industry and communications market, we may be required to implement restructuring actions and a number of other cost saving measures. All of these endeavors require substantial management effort. If we are unable to effectively manage our expanding operations, we may be unable to adjust our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

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

We face a number of challenges in the integration of acquired businesses that could disrupt our ongoing business and distract our management team, including:

•	delays in the timing and successful integration of an acquired company’s technologies;
•	the loss of key personnel;
•	lower gross margins and other financial challenges; and
•	becoming subject to intellectual property or other litigation.

Acquisitions can result in increased debt or contingent liabilities, adverse tax consequences, warranty or product liability exposure related to acquired assets, additional stock-based compensation expense, write up of acquired inventory to fair value, and the recording and later amortization of amounts related to certain purchased intangible assets. In addition, we may record goodwill and other purchased intangible assets in connection with an acquisition and incur impairment charges in the future. If our actual results, or the plans and estimates used in future impairment analyses, are less favorable than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

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

We cannot predict the timing, strength or duration of any economic slowdown or recovery or the impact of such events on our customers, our vendors or us. The combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a compound impact on our business. The impact of market volatility is not limited to revenue but may also affect our product gross margins and other financial metrics. Any downturn in the semiconductor industry may be severe and prolonged, and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations.

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

Our stock price is highly volatile.

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2009 through December 31, 2010 our Class A common stock has traded at prices as low as $15.31 and as high as $47.00 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

In addition, the market prices of securities of Internet-related, semiconductor and other technology companies have been and remain volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our Class A common stock will likely decline. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, we, and other companies that have experienced volatility in the market price of their securities, have been the subject of securities class action litigation.

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

We are subject to income taxes in the United States and various foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, or the imposition of new or changed tax laws or regulations or new related interpretations by taxing authorities in the U.S. or foreign jurisdictions, could adversely affect our results of operations. We are subject to and are currently engaged in examinations and tax audits. There can be no assurance that the outcomes from these audits will not have an adverse effect on our net operating loss and research and development tax credit carryforwards, our financial position, or our operating results.

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

We have experienced hardware and software defects and bugs associated with the introduction of our highly complex products. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products. These problems could interrupt or delay sales and shipments of our products to customers. To alleviate these problems, we may have to divert our resources from other development efforts. In addition, these problems could result in claims against us by our customers or others, including possible claims for consequential damages and/or lost profits.

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

Our industry is dynamic and we are required to devote significant resources to research and development to remain competitive. The development of new silicon devices is highly complex, and we have experienced delays in completing the development, production and introduction of our new products. We may choose to discontinue one or more products or product development programs to dedicate more resources to other products. The discontinuation of an existing or planned product may adversely affect our relationship with one or more of our customers.

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

It is difficult to accurately predict demand for our semiconductor products. We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel, change or defer purchase orders on short notice without incurring a significant penalty. Our ability to accurately forecast customer demand is further impaired by delays inherent in our lengthy sales cycle. We operate in a dynamic industry and use significant resources to develop new products for existing and new markets. After we have developed a product, there is no guarantee that our customers will integrate our product into their equipment or devices and, ultimately, bring those equipment and devices incorporating our product to market. In these situations, we may never produce or deliver a significant number of our products, even after incurring substantial development expenses. From the time a customer elects to integrate our solution into their product, it is typically six to 24 months before high volume production of that product commences. After volume production begins, we cannot be assured that the equipment or devices incorporating our product will gain market acceptance.

Our product demand forecasts are based on multiple assumptions, each of which may introduce error into our estimates. In the event we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we could forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition, an increasing percentage of our inventory is maintained under hubbing arrangements whereby products are delivered to a customer or third party warehouse based upon the customer’s projected needs. Under these arrangements, we do not recognize product revenue until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Our ability to effectively manage inventory levels may be impaired under our hubbing arrangements, which could increase expenses associated with excess and obsolete product inventory and negatively impact our cash flow.

We are exposed to risks associated with our international operations.

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to international destinations, primarily in Asia, represented 97.2%, 94.8% and 91.8% of our product revenue in 2010, 2009 and 2008, respectively. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our international business activities and to open other design and operational centers abroad.

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

We do not own or operate fabrication, assembly or test facilities. We rely on third-party subcontractors to manufacture, assemble and test substantially all of our semiconductor devices. Accordingly, we cannot directly control our product delivery schedules and quality assurance. This lack of control could result in product shortages or quality assurance problems. These issues could delay shipments of our products or increase our assembly or testing costs. In addition, the increasing capital intensity associated with fabrication in smaller process geometries may limit our diversity of suppliers.

We do not have long-term agreements with any of our manufacturing, assembly or test subcontractors and typically procure services from these suppliers on a per order basis. In the event our third-party foundry subcontractors experience a disruption or limitation of manufacturing, assembly or testing capacity, we may not be able to obtain alternative manufacturing, assembly and testing services in a timely manner, or at all. Furthermore, our foundries must have new manufacturing processes qualified if there is a disruption in an existing process, which could be time-consuming. We could experience significant delays in product shipments if we are required to find alternative manufactures, assemblers or testers for our products. We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products.

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

The effects of regulation on our customers or the industries in which they operate may materially and adversely impact our business. For example, the Federal Communications Commission, or FCC, has broad jurisdiction in the United States over many of the devices into which our products are incorporated. FCC regulatory policies that affect the ability of cable or satellite operators or telephone companies to offer certain services to their customers or other aspects of their business may impede sales of our products in the United States. In addition, we may experience delays if a product incorporating our chips fails to comply with FCC emissions specifications.

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

As of December 31, 2010 our co-founders, directors, executive officers and their respective affiliates beneficially owned 11.2% of our outstanding common stock and held 52.6% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of December 31, 2010 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 10.1% of our outstanding common stock and held 52.2% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. Repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

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

We lease facilities in Irvine (our corporate headquarters), Sunnyvale, Santa Clara, San Jose and San Diego, California. These facilities are our principal design facilities and each includes administration, sales and marketing, research and development and operations functions. We lease additional design facilities throughout the United States.

Internationally, we lease a distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design and administrative facilities in Asia, Israel, Europe and Canada.

In addition, we lease various sales and marketing facilities in the United States and several other countries.

We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements. Our leased facilities comprise an aggregate of 3.3 million square feet. Our principal facilities in Irvine comprise 0.87 million square feet and have lease terms that expire at various dates through 2017.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol BRCM. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A common stock on the Nasdaq Global Select Market:

	High	Low

Year Ended December 31, 2010
Fourth Quarter	$47.00	$34.34
Third Quarter	38.47	29.90
Second Quarter	36.94	29.05
First Quarter	34.30	26.40
Year Ended December 31, 2009
Fourth Quarter	$32.29	$25.76
Third Quarter	31.20	23.01
Second Quarter	27.56	19.11
First Quarter	21.49	15.31

As of December 31, 2010 and 2009 there were 1,070 and 1,168 record holders of our Class A common stock and 154 and 167 record holders of our Class B common stock, respectively. On February 2, 2011, the last reported sale price of our Class A common stock on the Nasdaq Global Select Market was $46.39 per share.

Our Class B common stock is not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.

Stock Performance Graph

The following graph compares the cumulative 5-year total return attained by shareholders on Broadcom Corporation’s common stock relative to the cumulative total returns of the S&P 500 index, the PHLX Semiconductor index, and the NASDAQ Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on 12/31/2005 and its relative performance is tracked through 12/31/2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG BROADCOM CORPORATION, THE S & P 500 INDEX,
THE NASDAQ COMPOSITE INDEX AND THE PHLX SEMICONDUCTOR INDEX

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Dividend Policy

In January 2010 our Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. Our Board of Directors declared quarterly cash dividends of $0.08 per common share payable to holders of our common stock in each of the four quarters of 2010. In 2010 we paid $163.4 million in dividends to holders of our Class A and Class B common stock. These dividends were paid from U.S. domestic sources other than our retained earnings and are accounted for as reductions of shareholders’ equity. The cash dividend policy and the payment of future cash dividends under that policy are subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders and are in compliance with all laws and agreements of Broadcom applicable to the declaration and payment of cash dividends.

Recent Sales of Unregistered Securities

In 2010 we issued an aggregate of 3.0 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act.

Issuer Purchases of Equity Securities

From time to time our Board of Directors has authorized various programs to repurchase shares of our Class A common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 9.1 million, 15.0 million and 65.2 million shares of Class A common stock at weighted average prices of $30.86, $28.12 and $19.44 per share, in the years ended December 31, 2010, 2009 and 2008, respectively.

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

The following table presents details of our various repurchases during the three months ended December 31, 2010:

Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	That May yet be
	of Shares	Price	as Part of Publicly	Purchased under
Period	Purchased	per Share	Announced Plan	the Plan
	(In thousands)		(In thousands)	(In thousands)

October 2010	—	$—	—
November 2010	—	—	—
December 2010	140	44.13	140

Total	140	$44.13	140	$—

Item 6.	Selected Consolidated Financial Data

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Consolidated Statements of Income Data
Net revenue:
Product revenue	$6,589,270	$4,272,726	$4,485,239	$3,739,312	$3,667,818
Income from Qualcomm Agreement(1)	206,696	170,611	—	—	—
Licensing revenue(2)	22,353	46,986	172,886	37,083	—

Total net revenue	6,818,319	4,490,323	4,658,125	3,776,395	3,667,818
Costs and expenses:
Cost of product revenue(3)	3,284,213	2,210,559	2,213,015	1,832,178	1,795,565
Research and development(3)	1,762,323	1,534,918	1,497,668	1,348,508	1,117,014
Selling, general and administrative(3)	590,572	479,362	543,117	492,737	504,012
Amortization of purchased intangible assets	27,570	14,548	3,392	1,027	2,347
Impairment of goodwill and other long-lived assets	19,045	18,895	171,593	1,500	—
Settlement costs, net	52,625	118,468	15,810	—	—
Restructuring costs (reversals)	111	7,501	(1,000)	—	—
In-process research and development	—	—	42,400	15,470	5,200
Charitable contribution	—	50,000	—	—	—

Total operating costs and expenses	5,736,459	4,434,251	4,485,995	3,691,420	3,424,138
Income from operations	1,081,860	56,072	172,130	84,975	243,680
Interest income, net	9,032	13,901	52,201	131,069	118,997
Other income (expense), net	6,428	2,218	(2,016)	3,412	3,964

Income before income taxes	1,097,320	72,191	222,315	219,456	366,641
Provision (benefit) for income taxes	15,520	6,930	7,521	6,114	(12,400)

Net income	$1,081,800	$65,261	$214,794	$213,342	$379,041

Net income per share (basic)(4)	$2.13	$0.13	$0.42	$0.39	$0.69

Net income per share (diluted)(4)	$1.99	$0.13	$0.41	$0.37	$0.64

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents and short- and long-term marketable securities	$4,058,381	$2,367,990	$1,898,122	$2,403,652	$2,801,598
Working capital	2,912,311	1,765,982	2,034,110	2,323,716	2,673,087
Goodwill and purchased intangible assets, net	2,042,937	1,480,541	1,341,201	1,423,328	1,214,174
Total assets	7,944,310	5,127,242	4,393,265	4,838,193	4,876,766
Total shareholders’ equity	5,826,089	3,891,846	3,607,067	4,036,148	4,191,666

(1)	Includes income relating to the Qualcomm Agreement that was entered into with Qualcomm in April 2009. See “Overview” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 2 to Consolidated Financial Statements for a further discussion, included in Part IV, Item 15 of this Report.

(2)	Includes royalties of $19.0 million, $149.2 million and $31.8 million in 2009, 2008 and 2007, respectively, received pursuant to a patent license agreement that was entered into with Verizon Wireless in July 2007, which was completed in March 2009. See Note 2 of Notes to Consolidated Financial Statements.

(3)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions. See Note 9 of Notes to Consolidated Financial Statements.

(4)	See Notes 1 and 2 of Notes to Consolidated Financial Statements for an explanation of the calculation of net income per share.

The following table presents details of product and total gross margin as a percentage of product and total revenue, respectively:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Supplemental Gross Margin Data
Product gross margin	50.2%	48.3%	50.7%	51.0%	51.0%
Total gross margin	51.8	50.8	52.5	51.5	51.0

The following table presents details of total stock-based compensation expense that is included in each functional line item in the consolidated statements of income data above:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Supplemental Data on Stock-Based Compensation Expense
Cost of product revenue	$22,502	$24,545	$24,997	$26,470	$24,589
Research and development	341,733	351,884	358,018	353,649	307,096
Selling, general and administrative	118,789	119,918	126,359	139,533	136,679

The tables above set forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Broadcom for the five years ended December 31, 2010. In addition, the consolidated financial statements include the results of operations of acquisitions commencing on their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements.

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

Overview

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a major technology innovator and global leader in semiconductors for wired and wireless communications. Our products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. We provide the industry’s broadest portfolio of state-of-the-art system-on-a-chip, or SoC, and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices.

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

Our diverse product portfolio includes:

•	Broadband Communications (Solutions for the Home) — Highly integrated solutions for the connected home, including set-top-boxes and media servers, residential gateways, home networking, femtocells, high definition TV platforms, Blu-ray Disc players and digital video recorders (DVRs).
•	Mobile & Wireless (Solutions for the Hand) — Low-power, high-performance and highly integrated solutions powering the mobile ecosystem, including Wi-Fi and Bluetooth, cellular modems, personal navigation and global positioning, near field communications, multimedia and application processing, and mobile power management solutions.
•	Infrastructure & Networking (Solutions for Infrastructure) — Highly integrated solutions to carriers, service providers, enterprises, small-to-medium businesses and data centers for network infrastructure needs, including switches and physical layer (PHY) devices for local, metropolitan, wide area and storage networking; switch fabric solutions; and high-speed controllers.

Our product revenue consists principally of sales of semiconductor devices and, to a lesser extent, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. The majority of our product sales occur through the efforts of our direct sales force. The remaining balance of our product sales occurs through distributors. Our licensing revenue and income is generated from the licensing of our intellectual property, of which the vast majority to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm Incorporated. The licensing revenue from our agreement with Verizon Wireless ended in March 2009 and the income from the Qualcomm Agreement is non-recurring and will terminate in 2013. There can be no assurances that we will be able to enter into similar arrangements in the future. At December 31, 2010 we had deferred income of $47.1 million related to the Qualcomm Agreement.

The following table details the amount of licensing revenue from our agreement with Verizon Wireless and income from the Qualcomm Agreement that was recognized or is scheduled to be recognized from 2008 to 2013:

	Recognized			Scheduled to be Recognized
	2008	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Income from Qualcomm Agreement	$—	$170,611	$206,695	$206,695	$186,012	$86,400	$—	$856,413
Licensing revenue from Verizon Wireless	149,232	18,968	—	—	—	—	—	168,200

	$149,232	$189,579	$206,695	$206,695	$186,012	$86,400	$—	$1,024,613

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

The accompanying consolidated financial statements include the results of operations of our acquired companies commencing on their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements for additional information related to these acquisitions.

Operating Results for the Year Ended December 31, 2010

In 2010 our net income was $1.082 billion as compared to net income of $65.3 million in 2009, a difference of $1.017 billion. The increase in profitability was the direct result of a broad-based increase in net revenue of 51.8% in 2010, as compared to 2009. In addition, our total gross margin increased 100 basis points in 2010, as compared to 2009. Other 2010 highlights include the following:

•	Our cash and cash equivalents and marketable securities were $4.058 billion at December 31, 2010, compared with $2.368 billion at December 31, 2009. We generated cash flow from operations of $1.371 billion in 2010.
•	In January 2010 our Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends to holders of our Class A and Class B common stock. We paid $163.4 million in dividends in 2010.
•	In February 2010, as part of Broadcom’s regular annual equity compensation review program, our Compensation Committee granted 10.1 million shares subject to equity awards, which included 2.2 million employee stock options and 7.9 million restricted stock units. At the date of grant, the amount of unearned stock-based compensation expense associated with these awards was $247.6 million and was estimated to be expensed from 2010 through 2014.
•	In February 2010 we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset the dilution associated with our stock incentive plans. Under this program we repurchased 3.9 million shares of our Class A common stock at a weighted average price of $32.32 per share in 2010. We repurchased an additional 5.2 million shares of our Class A common stock at a weighted average price of $29.75, which completed our share repurchase program announced in July 2008.
•	In March 2010 we acquired Teknovus, Inc., or Teknovus, a leading supplier of Ethernet Passive Optical Network chipsets and software for approximately $109.3 million, exclusive of $9.2 million of cash acquired. We also assumed $14.6 million of debt which was subsequently repaid.
•	In July 2010 we acquired Innovision Research & Technology PLC, or Innovision, a near-field communication, or NFC, technology company for $49.8 million, exclusive of $1.8 million of cash acquired.
•	In November 2010 we completed a private offering of $300 million aggregate principal amount of 1.500% Senior Notes due 2013 and $400 million aggregate principal amount of 2.375% Senior Notes due 2015. We also entered into a $500 million credit facility agreement. We did not draw on our credit facility in 2010.

•	In November 2010 we acquired Percello Ltd., or Percello, a company that develops femtocell SoC solutions for $84.6 million, exclusive of $1.7 million of cash acquired. We may be required to pay up to $12.0 million in additional consideration to former Percello shareholders if certain revenue levels are achieved by the former Percello entity in 2011. The purchase price includes a liability of $0.1 million, which represents the estimated acquisition date fair value of the additional consideration payable to former Percello shareholders. We also issued 0.1 million restricted stock units to certain former employees of Percello who became employees of Broadcom upon the closing. The restricted stock units had a fair value of $3.1 million, of which $0.2 million was recorded as goodwill, and $2.9 million will be recognized as stock-based compensation expense over the next four years.
•	In November 2010 we acquired Beceem Communications, Inc., or Beceem, a company that develops SoC solutions for LTE and WiMAX 4G connectivity for $301.8 million, exclusive of $11.8 million of cash acquired. We assumed Beceem’s equity plan and subsequently issued 0.8 million Broadcom stock options. The stock options had a fair value of $22.6 million, of which $0.7 million was recorded as goodwill and $21.9 million will be recognized as stock-based compensation expense over the next three years.
•	In December 2010 we acquired Gigle Networks Inc., or Gigle, a company that develops SoC solutions for home networking over power lines for $75.8 million, exclusive of $1.4 million of cash acquired. We may be required to pay up to $8.0 million in additional consideration to former Gigle shareholders if certain revenue levels are achieved by the former Gigle entity in 2011. The purchase price includes a liability of $0.9 million, which represents the estimated acquisition date fair value of the additional consideration payable to former Gigle shareholders. We issued restricted stock units to certain former employees of Gigle who became employees of Broadcom upon the closing. The restricted stock units had a fair value of $1.1 million, of which $0.1 million was recorded as goodwill, and $1.0 million will be recognized as stock-based compensation expense over the next three years. We also issued employee stock options with a fair value of $0.7 million which will be recognized as stock-based compensation expense over the next three years.

Business Enterprise Segments

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In thousands)

Year ended December 31, 2010
Net revenue	$2,134,373	$2,889,226	$1,587,775	$206,945	$6,818,319
Operating income (loss)	446,556	526,177	578,182	(469,055)	1,081,860
Year ended December 31, 2009
Net revenue	$1,525,193	$1,719,998	$1,055,553	$189,579	$4,490,323
Operating income (loss)	180,392	116,882	287,837	(529,039)	56,072
Year ended December 31, 2008
Net revenue	$1,722,671	$1,528,178	$1,258,044	$149,232	$4,658,125
Operating income (loss)	383,582	33,974	390,293	(635,719)	172,130

Included in the “All Other” category:	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net revenue	$206,945	$189,579	$149,232

Stock-based compensation	$483,024	$496,347	$509,374
Amortization of purchased intangible assets	58,594	30,744	19,249
Amortization of acquired inventory valuation step-up	9,644	9,225	2,161
Impairment of goodwill and other long-lived assets	19,045	18,895	171,593
Settlement costs, net	52,625	118,468	15,810
Restructuring costs (reversals)	111	7,501	(1,000)
In-process research and development	—	—	42,400
Charitable contribution	—	50,000	—
Employer payroll tax on certain stock option exercises	12,541	4,866	3,966
Miscellaneous corporate allocation variances	40,416	(17,428)	21,398

Total other operating costs and expenses	$676,000	$718,618	$784,951

Total operating loss for the “All Other” category	$(469,055)	$(529,039)	$(635,719)

For additional information about our business enterprise segments, see further discussion in Note 13 of Notes to Consolidated Financial Statements.

Factors That May Impact Net Income

Our net income has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	volume of product sales and corresponding gross margin;
•	required levels of research and development and other operating costs;
•	stock-based compensation expense;
•	licensing and income from intellectual property;
•	deferral of revenue under multiple-element arrangements;
•	amortization of purchased intangible assets;
•	cash-based incentive compensation expense;
•	litigation costs and insurance recoveries, including our directors’ and officers’ insurance settlement;
•	settlement costs or gains;
•	adjustments to tax reserves and the results of income tax audits;
•	the loss of interest income resulting from lower average interest rates and investment balance reductions resulting from expenditures on repurchases of our Class A common stock, dividends and acquisitions of businesses;
•	impairment of goodwill and other long-lived assets;
•	charitable contributions;
•	other-than-temporary impairment of marketable securities and strategic investments;
•	restructuring costs or reversals thereof; and
•	gain (loss) on strategic investments.

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

We believe the following are critical accounting policies that require us to make significant estimates, assumptions or judgments:

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

In arrangements that include a combination of semiconductor products and other elements, judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. We allocate the arrangement consideration based on each element’s relative fair value using vendor-specific objective evidence, or VSOE, third-party evidence, or estimated selling prices, as the basis of fair value. Revenue is recognized for the accounting units when the basic revenue recognition criteria are met. For further discussion, see “Recent Accounting Pronouncements” below.

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

•	Income from the Qualcomm Agreement. The Qualcomm Agreement as discussed above, is a multiple element arrangement. We allocated the amount to be received under the Qualcomm Agreement amongst several elements. A gain from the settlement of litigation was immediately recognized and approximated the value of awards determined by the United States District Court for the Central District of California. The remaining consideration was predominantly associated with the transfer of current and future intellectual property rights, as well as the settlement of all other outstanding litigation, and is being recognized over the four year performance period as a single unit of accounting.

The value associated with the transfer of intellectual property rights and other elements was treated as a single unit of accounting and, based on the predominant nature of these elements, recognized them within net revenue over the contractual performance period of four years, beginning in 2009 and extending through 2013. The elements included: (i) an exchange of intellectual property rights, including in certain circumstances, a series of covenants not to assert claims of patent infringement under future patents issued within one to four years of the execution date of the agreement, (ii) the assignment of certain existing patents by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents, and (iii) the settlement of all outstanding litigation and claims between us and Qualcomm.

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

•	Sales Returns, Pricing Adjustments and Allowance for Doubtful Accounts. We record reductions of revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. We accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. Thus the reversal of unclaimed rebates may have a positive impact on our net revenue and net income in subsequent periods. Additional reductions of revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

•	Inventory Write-Downs and Warranty Reserves. We write down the carrying value of our inventory to net realizable value for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs could be required. Under the hubbing arrangements that we maintain with certain customers, we own inventory that is physically located in a customer’s or third party’s warehouse. As a result, our ability to effectively manage inventory levels may be

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

•	Stock-Based Compensation Expense. All share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are recognized in our financial statements based upon their respective grant date fair values. The fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. Although we utilize the Black-Scholes model, which meets established requirements, the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative of fair value than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options and stock purchase rights. Prior to 2010, our dividend yield assumption excluded dividend payouts. In 2010 we began to pay quarterly dividends and included that assumption in our fair value calculations. The fair value of our restricted stock units is based on the closing market price of our Class A common stock on the date of grant less our expected dividend yield. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Effective January 1, 2009 in-process research and development, or IPR&D, and defensive assets acquired are capitalized. Prior to 2009 IPR&D was expensed immediately. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization thereof. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy or the semiconductor industry, (iv) any failure to meet the performance projections included in our forecasts of future operating results or (v) the abandonment of any of our acquired in-process research and development projects. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management

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

•	Deferred Taxes and Uncertain Tax Positions. We utilize the asset and liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions, our U.S. tax losses after tax deductions for stock-based compensation, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in the U.S. and certain foreign jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction of income tax expense in the period of such realization. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

•	Litigation and Settlement Costs. We are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement costs. In addition, the resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or running royalties, which could adversely impact product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. However, the outcomes of legal proceedings and/or our ability to settle disputes on terms acceptable to us are subject to significant uncertainty. Should we choose to pay significant sums in settling a dispute or should material legal matters be resolved against the Company, the operating results of a particular reporting period could be materially adversely affected.

Results of Operations

The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2010	2009	2008

Net revenue:
Product revenue	96.7%	95.2%	96.3%
Income from Qualcomm Agreement	3.0	3.8	—
Licensing revenue	0.3	1.0	3.7

Total net revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of product revenue	48.2	49.2	47.5
Research and development	25.7	34.2	32.1
Selling, general and administrative	8.7	10.7	11.7
Amortization of purchased intangible assets	0.4	0.3	0.1
Impairment of goodwill and other long-lived assets	0.3	0.4	3.7
Settlement costs, net	0.8	2.7	0.3
Restructuring costs (reversals)	—	0.2	—
In-process research and development	—	—	0.9
Charitable contribution	—	1.1	—

Total operating costs and expenses	84.1	98.8	96.3
Income from operations	15.9	1.2	3.7
Interest income, net	0.1	0.3	1.1
Other income (expense), net	0.1	0.1	—

Income before income taxes	16.1	1.6	4.8
Provision for income taxes	0.2	0.1	0.2

Net income	15.9%	1.5%	4.6%

The following table presents details of product and total gross margin as a percentage of product and total revenue, respectively:

	Year Ended December 31,
	2010	2009	2008

Product gross margin	50.2%	48.3%	50.7%
Total gross margin	51.8	50.8	52.5

The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the consolidated statements of income data above:

	Year Ended December 31,
	2010	2009	2008

Cost of product revenue	0.3%	0.5%	0.5%
Research and development	5.0	7.8	7.7
Selling, general and administrative	1.7	2.7	2.7

Years Ended December 31, 2010 and 2009

Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin

The following tables present net revenue, cost of product revenue, product gross margin and total gross margin:

	Year Ended December 31,
	2010		2009
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Product revenue	$6,589,270	96.7%	$4,272,726	95.2%	$2,316,544	54.2%
Income from Qualcomm Agreement	206,696	3.0	170,611	3.8	36,085	21.2
Licensing revenue	22,353	0.3	46,986	1.0	(24,633)	(52.4)

Total net revenue	$6,818,319	100.0%	$4,490,323	100.0%	$2,327,996	51.8

Cost of product revenue(1)	$3,284,213	48.2%	$2,210,559	49.2%	$1,073,654	48.6

Product gross margin	50.2%		48.3%		1.9%

Total gross margin	51.8%		50.8%		1.0%

	Three Months Ended
	December 31, 2010		September 30, 2010
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Product revenue	$1,889,139	97.1%	$1,748,692	96.8%	$140,447	8.0%
Income from Qualcomm Agreement	51,674	2.7	51,674	2.9	—	—
Licensing revenue	4,742	0.2	5,651	0.3	(909)	(16.1)

Total net revenue	$1,945,555	100.0%	$1,806,017	100.0%	$139,538	7.7

Cost of product revenue(1)	$955,711	49.1%	$871,951	48.3%	$83,760	9.6

Product gross margin	49.4%		50.1%		(0.7)%

Total gross margin	50.9%		51.7%		(0.8)%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

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

The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue:

	Year Ended December 31,
	2010		2009
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Broadband Communications	$2,134,373	31.3%	$1,525,193	34.0%	$609,180	39.9%
Mobile & Wireless	2,889,226	42.4	1,719,998	38.3	1,169,228	68.0
Infrastructure & Networking	1,587,775	23.3	1,055,553	23.5	532,222	50.4
All other(1)	206,945	3.0	189,579	4.2	17,366	9.2

Total net revenue	$6,818,319	100.0%	$4,490,323	100.0%	$2,327,996	51.8

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009, (ii) royalties received pursuant to a patent license agreement that was entered into with Verizon Wireless in July 2007 which was completed in March 2009 and (iii) other revenue from certain patent agreements, each previously reported in our Mobile & Wireless reportable segment. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

The increase in net revenue from our Broadband Communications reportable segment resulted primarily from an increase in demand for digital set-top boxes and broadband modems. The increase in net revenue from our Mobile & Wireless reportable segment resulted primarily from the increase in demand for our wireless connectivity combo solutions, as well as the ramp of our cellular products. The increase in net revenue from our Infrastructure & Networking reportable segment resulted primarily from an increase in demand for our Ethernet switching products. The increase in our “All Other” category was the result of a $36.1 million increase in income received from the Qualcomm Agreement, offset in part by a $19.0 million decrease in licensing revenue from our agreement with Verizon Wireless, which was completed in March 2009.

The following table presents net revenue from each of the reportable segments and its respective contribution to net revenue:

	Three Months Ended
	December 31,		September 30,
	2010		2010
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Broadband Communications	$576,966	29.7%	$561,519	31.1%	$15,447	2.8%
Mobile & Wireless	907,484	46.7	797,395	44.2	110,089	13.8
Infrastructure & Networking	409,431	20.9	395,429	21.8	14,002	3.5
All other(1)	51,674	2.7	51,674	2.9	—	—

Total net revenue	$1,945,555	100.0%	$1,806,017	100.0%	$139,538	7.7

(1)	Includes income relating to the Qualcomm Agreement that was entered into with Qualcomm in April 2009 that was previously reported in our Mobile & Wireless reportable segment. See discussion above in the “Overview” section and Notes 1 and 2 of Notes to Consolidated Financial Statements.

The increase in net revenue from our Broadband Communications reportable segment resulted primarily from an increase in demand for digital set-top boxes. The increase in net revenue from our Mobile & Wireless reportable segment resulted primarily from the increase in demand for cellular products and our wireless combo solutions. The increase in net revenue from our Infrastructure & Networking reportable segment resulted primarily from an increase in demand for our Ethernet switching products.

We recorded rebates to certain customers of $526.1 million, or 7.7% of net revenue and $311.7 million, or 6.9% of net revenue in 2010 and 2009, respectively. The increase in rebates in 2010 was attributable to the increase in net revenue along with a change to the mix in sales to customers that participate in our rebate programs, primarily an increase in the Mobile & Wireless area. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs. We reversed accrued rebates of $4.4 million and $10.5 million in 2010 and 2009, respectively.

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

For these and other reasons, our total net revenue and results of operations for the year ended December 31, 2010 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Concentration of Net Revenue

Income from the Qualcomm Agreement is expected to be recognized through 2013 as follows:

	2011	2012	2013	Thereafter	Total
	(In thousands)

Income from Qualcomm Agreement	$206,695	$186,012	$86,400	$—	$479,107

The following table presents details of our product net revenue:

	Year Ended December 31,
	2010	2009	2008

Product sales through direct sales force(1)	77.6%	78.8%	83.6%
Product sales through distributors(2)	22.4	21.2	16.4

	100.0%	100.0%	100.0%

(1)	Includes 7.8%, 7.1% and 6.1% of product sales maintained under hubbing arrangements with certain of our customers in 2010, 2009 and 2008, respectively.

(2)	Includes 7.9%, 8.1% and 4.4% of product sales maintained under fulfillment distributor arrangements in 2010, 2009 and 2008, respectively.

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Year Ended December 31,
	2010	2009	2008

Apple	11.1%	*	*
Samsung	10.0	10.3%	*
Five largest customers as a group	38.9	34.6	35.8%

*	Less than 10% of net revenue.

We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The identities of our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period.

Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Year Ended December 31,
	2010	2009	2008

China (exclusive of Hong Kong)	30.4%	28.3%	29.5%
Hong Kong	26.0	24.8	27.9
Other Asia (primarily in Singapore and Taiwan)	36.8	37.6	29.3
Europe (primarily in Sweden, Hungary, France, Romania)	2.4	2.7	2.8
Other	1.6	1.4	2.3

	97.2%	94.8%	91.8%

All of our revenue to date has been denominated in U.S. dollars.

Factors That May Impact Net Revenue

The demand for our products and the subsequent recognition of net revenue has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	general economic and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, trends in the wired and wireless communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;
•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers and distributors, to manage inventory;
•	the timing of our distributors’ shipments to their customers or when products are taken by our customers under hubbing arrangements;
•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost effective and timely manner;
•	the rate at which our present and future customers and end-users adopt/ramp our products and technologies;
•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; and
•	the availability of credit and financing, which may lead certain of our customers to reduce their level of purchases or to seek credit or other accommodations from us.

Cost of Product Revenue, Product Gross Margin and Total Gross Margin.  Cost of product revenue comprises the cost of our semiconductor devices, which consists of the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, as well as royalties paid to vendors for use of their technology. Also included in cost of product revenue is the amortization of purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs, provisions for excess and obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support. Product gross margin is product revenue less cost of product revenue divided by product revenue and does not include income from the Qualcomm Agreement and revenue from the licensing of intellectual property. Total gross margin is total net revenue less cost of product revenue divided by total net revenue.

Product gross margin increased from 48.3% in 2009 to 50.2% in 2010 primarily as a result of cost reductions in each of our reportable segments as we continued our transition to 40 nanometer process technology. Other factors that contributed to the increase in product gross margin were: (i) fixed costs being spread over a higher revenue base (ii) higher margins in our infrastructure and networking products offset by (iii) a net increase in excess and obsolete inventory provisions of $7.3 million due to an increase in the provision for digital TV products.

Product gross margin decreased from 50.1% in the three months ended September 30, 2010 to 49.4% in the three months ended December 31, 2010 primarily as a result of (i) a net increase in warranty provisions of $10.8 million primarily related to specific claims recorded to cover anticipated customer warranty, repair, return, replacement and other associated costs arising from a significant component derived from a recent acquisition, offset in part by (ii) a reduction in the excess and obsolete inventory provision of $5.7 million, and fixed costs being spread over a higher revenue base.

Factors That May Impact Product and Total Gross Margin

Our product and total gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volume of product sales (including sales to high volume customers);
•	the positions of our products in their respective life cycles;
•	introduction of products with lower margins;
•	the effects of competition;

•	the effects of competitive pricing programs and rebates;
•	provisions for excess and obsolete inventories and their relationship to demand volatility;
•	manufacturing cost efficiencies and inefficiencies;
•	fluctuations in direct product costs such as silicon wafer costs and assembly, packaging and testing costs, and other fixed costs;
•	our ability to create cost advantages through successful integration and convergence;
•	our ability to advance to the next technology node faster than our competitors;
•	licensing royalties payable by us;
•	product warranty costs;
•	fair value of acquired tangible and intangible assets;
•	amortization of acquired inventory valuation step-up; and
•	reversals of unclaimed rebates and warranty reserves.

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

The following table presents details of research and development expense:

	Year Ended December 31,
	2010		2009
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Salaries and benefits	$928,956	13.6%	$770,112	17.2%	$158,844	20.6%
Stock-based compensation(1)	341,733	5.0	351,884	7.8	(10,151)	(2.9)
Development and design costs	273,682	4.0	211,494	4.7	62,188	29.4
Other	217,952	3.1	201,428	4.5	16,524	8.2

Research and development	$1,762,323	25.7%	$1,534,918	34.2%	$227,405	14.8

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

The increase in salaries and benefits was primarily attributable to an increase in headcount of approximately 1,300 personnel; bringing total headcount to approximately 6,800 personnel. This represents a 23.6% increase from our December 31, 2009 levels, and was predominantly in each of our reportable segments as a result of both organic growth and our 2010 acquisitions. Salary increases were also attributable to increased incentive compensation. Development and design costs increased due to increases in mask, prototyping, testing and engineering design tool costs stemming from our continued transition of products to 40 nanometer process technologies. Development and design costs vary from period to period depending on the timing, development and tape-out of various products.

We expect research and development costs to increase as a result of growth in, and diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. The majority of our new products are now designed in 40 nanometer CMOS processes, and we are preparing for the 28 nanometer process. We currently hold more than 4,800 U.S. and more than 2,000 foreign patents and have more than 7,800 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The following table presents details of selling, general and administrative expense:

	Year Ended December 31,
	2010		2009
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Salaries and benefits	$240,176	3.5%	$194,336	4.3%	$45,840	23.6%
Stock-based compensation(1)	118,789	1.7	119,918	2.7	(1,129)	(0.9)
Legal and accounting fees	139,795	2.1	110,205	2.5	29,590	26.8
Other	91,812	1.4	54,903	1.2	36,909	67.2

Selling, general and administrative	$590,572	8.7%	$479,362	10.7%	$111,210	23.2

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

The increase in salaries and benefits was primarily attributable to an increase in headcount of approximately 300 personnel, which represents a 23.1% increase from our December 31, 2009 levels, as well as higher incentive compensation. The increase in legal and accounting fees in 2010 was primarily related to a 2009 recovery of legal fees of $91.3 million under our directors’ and officers’ insurance policies, which reduced our 2009 legal fees. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and prior years’ stock option backdating securities litigation, patent prosecution and filings and various other transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation. See Note 12 of Notes to Consolidated Financial Statements for further information. The increase in the Other line item in the above table is primarily attributable to an increase in facilities and travel expenses.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Year Ended December 31,
	2010		2009
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Cost of product revenue	$22,502	0.3%	$24,545	0.5%	$(2,043)	(8.3)%
Research and development	341,733	5.0	351,884	7.8	(10,151)	(2.9)
Selling, general and administrative	118,789	1.7	119,918	2.7	(1,129)	(0.9)

	$483,024	7.0%	$496,347	11.0%	$(13,323)	(2.7)

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

The following table presents details of unearned stock-based compensation currently estimated to be expensed in 2011 through 2014 related to unvested share-based payment awards at December 31, 2010:

	2011	2012	2013	2014	Thereafter	Total
	(In thousands)

Unearned stock-based compensation	$420,700	$252,097	$129,556	$23,329	$—	$825,682

See Note 9 of Notes to Consolidated Financial Statements for a discussion of activity related to share-based awards.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Year Ended December 31,
	2010		2009
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Cost of product revenue	$31,024	0.5%	$16,196	0.4%	$14,828	91.6%
Other operating expenses	27,570	0.4	14,548	0.3	13,022	89.5

	$58,594	0.9%	$30,744	0.7%	$27,850	90.6

The following table presents details of the amortization of existing purchased intangible assets, including IPR&D that is currently estimated to be expensed in 2011 and thereafter. If we acquire additional purchased intangible assets in the future, our cost of product revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Assets Amortization by Year
	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)

Cost of product revenue	$58,508	$71,915	$62,917	$48,462	$29,101	$37,251	$308,154
Other operating expenses	27,810	10,057	3,359	3,376	3,444	9,640	57,686

	$86,318	$81,972	$66,276	$51,838	$32,545	$46,891	$365,840

Impairment of Goodwill and Other Long-Lived Assets

We performed annual impairment assessments of the carrying value of goodwill in October 2010, 2009 and 2008. We compared the carrying value of each of our reporting units that existed at those times to its estimated fair value.

We estimated the fair values of our reporting units primarily using the income approach valuation methodology, which includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating appropriate present value techniques.

Specifically, the income approach valuations included the following assumptions:

	Valuation Assumptions
	2010	2009	2008

Discount Rate	12.0% - 17.7%	12.0% - 17.5%	15.0% - 17.0%
Perpetual Growth Rate	4.0%	4.0%	4.0% - 5.0%
Tax	17.0%	17.0%	10.0%
Risk Free Rate	3.4%	4.0%	4.3%
Peer Company Beta	1.26 - 1.52	1.24 - 1.69	1.83 - 2.50

Based on our 2010 and 2009 impairment assessments, we believe we have no at-risk goodwill. At December 31, 2010 our Broadband Communications, Infrastructure & Networking and Mobile & Wireless (which includes our Mobile Platforms and Wireless Connectivity reporting units) reporting segments had the following goodwill balances, $594.9 million, $623.3 million and $447.5 million, respectively. At December 31, 2009 our Broadband Communications, Infrastructure & Networking and Mobile & Wireless reporting segments had the following goodwill balances, $483.0 million, $587.5 million and $259.1 million, respectively. At December 31, 2008 our Broadband Communications, Infrastructure & Networking and Mobile & Wireless reporting segments had the following goodwill balances, $483.8 million, $536.4 million and $259.1 million, respectively.

Upon completion of the October 2010 and 2009 annual impairment assessments, we determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value. Upon completion of the October 2008 assessment, we determined that the carrying value of the Mobile Platforms reporting unit exceeded its estimated fair value. Because indicators of impairment existed for this business group, we performed the second step of the test to determine the fair value of the goodwill of the Mobile Platforms reporting unit.

In 2010 we recorded an impairment charge of $17.3 million related to a Sunext technology license that was acquired in 2008. In 2009 we recorded impairment charges to customer relationships, developed technology and certain other assets of $18.9 million related to the acquisition of the DTV Business of AMD. The primary factor contributing to these impairment charges was the continued reduction in our revenue outlook for these businesses, and the related decrease to the estimated cash flows indentified with the impaired assets.

The implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the impairment test performed in 2008, we calculated the fair value of certain assets, including developed technology, IPR&D assets and customer relationships. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the Mobile Platforms reporting unit as of October 1, 2008. The implied fair value of goodwill was measured as the difference between the fair value of the Mobile Platforms reporting unit over the amounts assigned to its assets and liabilities. The impairment loss for the Mobile Platforms reporting unit was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, we recorded a charge of $149.7 million in the three months ended December 31, 2008, which represented all of the related goodwill of our Mobile Platforms reporting unit at that time.

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

Settlement Costs (Gains)

We recorded settlement costs of $52.6 million in 2010 primarily related to licensing and settlement agreements and certain employment tax items. In 2009 we incurred settlement costs of $183.8 million, partially offset by settlement gains of $65.3 million, resulting in $118.5 million of net settlement costs.

In December 2009 we agreed in principle to the settlement of the Stock Option Class Actions. We subsequently entered into a stipulation and agreement of settlement of the Stock Option Class Actions dated as of April 30, 2010, which provides for the claims against Broadcom and its current and former officers and directors to be dismissed with prejudice and released in exchange for a $160.5 million cash payment by Broadcom. We recorded the settlement amount as a one-time charge in our statement of income for the three months and year ended December 31, 2009 and subsequent payment was made in June 2010 into a settlement fund.

For further discussion of litigation matters, see Note 12 of Notes to the Consolidated Financial Statements.

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

In-Process Research and Development

In 2010 we capitalized $55.6 million of IPR&D costs primarily related to our acquisitions of Teknovus, Beceem, Percello and Gigle. There were no identifiable IPR&D assets related to the acquisition of Innovision. In 2009 we capitalized $50.9 million of IPR&D costs primarily related to our acquisition of Dune Networks, Inc., which was reclassified to developed technology in 2010 upon completion and will be amortized to cost of product revenue. Upon completion of each project, the related IPR&D assets will be amortized over their respective estimated useful lives. If any of the projects are abandoned, we will be required to impair the related IPR&D asset.

We expensed $42.4 million in 2008 related to in-process research and development costs related to our acquisitions of Sunext Design, Inc. and the DTV Business of AMD. In 2008 the amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition under then prevailing accounting standards as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

The fair value of the IPR&D for our acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance of our products. Each project was analyzed to determine the unique technological innovations, the existence of and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration and growth rates.

The 2008 IPR&D charge included only the fair value of IPR&D determined as of the respective acquisition dates. The fair value of developed technology is included in identifiable purchased intangible assets and is amortized over the estimated useful life of the technology. We believe the amounts recorded as IPR&D, as well as developed technology, represented the fair values and approximate the amounts a market participant would pay for these projects as of the respective acquisition dates.

The following table summarizes the significant assumptions underlying the valuations of IPR&D at the acquisition dates for the acquisitions completed in 2010, 2009 and 2008:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D
			(In years)	(In millions)		(In millions)

2010 Acquisitions
Gigle Networks	Powerline Communication Solutions	12%	1.4	$9.9	18%	$4.8
Percello	LTE/Femtocell solutions	10%	3.2	$10.2	17%	$10.1
Beceem	LTE/WiMAX	51%	1.1	$32.3	22%	$29.3
Teknovus	Ethernet Passive Optical Network (EPON) chipsets and software	11%	0.9	$19.3	26%	$10.6
2009 Acquisitions
Dune Networks	High-density switching line card solutions	85%	1.0	$1.9	21%	$50.4
2008 Acquisitions
Sunext	Blu-ray application	49%	1.0	$4.3	20%	$10.9
DTV Business of AMD	Xilleon product line	82%	1.0	$6.9	24%	$31.5

As of the acquisition date, certain ongoing development projects were in process. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition. At December 31, 2010 all development projects from our Teknovus, Beceem, Percello and Gigle acquisitions were still in process. IPR&D will be reclassified to developed technology and amortized to cost of product revenue upon completion. We completed all other development projects related to our prior acquisitions. Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.

Charitable Contribution

In April 2009 we established the Broadcom Foundation, or the Foundation, to support science, technology, engineering and mathematics programs, as well as a broad range of community services. In 2009 we made an unrestricted grant of $50.0 million to the Foundation upon receiving a determination letter from the Internal Revenue Service of the exemption from federal income taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. We recorded an operating expense for the contribution of $50.0 million in 2009. We did not make any contributions to the Foundation in 2010.

Interest and Other Income (Expense), Net

The following table presents interest and other income (expense), net:

	Year Ended December 31,
	2010		2009
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Interest income, net	$9,032	0.1%	$13,901	0.3%	$(4,869)	(35.0)%
Other income (expense), net	6,428	0.1	2,218	0.1	4,210	189.8

Interest income, net, reflects interest income earned on cash, cash equivalents and marketable securities balances offset by interest expense on our long-term debt. Other income (expense), net, primarily includes gains on strategic investments and foreign currency transactions.

The decrease in interest income, net, was the result of interest expense related to long-term debt and the overall decrease in market interest rates. Our cash and marketable securities balances increased from $2.368 billion at December 31, 2009 to $4.058 billion at December 31, 2010, primarily due to net cash provided by operating activities, proceeds from exercise of stock options and stock purchase rights and proceeds from the issuance of our long-term debt. The average interest rates earned in 2010 and 2009 were 0.43% and 0.63%, respectively. The decrease in the average interest rate is a reflection of reinvestment in the current low interest rate environment.

The increase in other income, net was primarily the result of a gain on strategic investments.

Provision for Income Taxes

	Year Ended December 31,
	2010		2009
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
	(In thousands, except percentages)

Income tax provision	$15,520	0.2%	$6,930	0.1%	$8,590	124.0%

The federal statutory rate was 35% for 2010 and 2009. Our effective tax rates were 1.4% and 9.6% for 2010 and 2009, respectively. The differences between our effective tax rates and the federal statutory tax rate primarily relate to foreign earnings taxed at substantially lower rates than the federal statutory rate for 2010 and 2009 due principally to our tax holiday in Singapore, and for 2010 and 2009 domestic tax losses recorded without tax benefits. We recognized federal tax benefits of approximately $3.0 million in 2009, which resulted from the utilization of a portion of our federal credits for increasing research activities (research and development tax credits) pursuant to a provision contained in the American Recovery and Reinvestment Tax Act of 2009, which was enacted in February, 2009. In addition, we realized tax benefits resulting from the reversal of certain prior period tax accruals of $11.9 million and $7.6 million in 2010 and 2009, respectively. These reversals resulted primarily from the expiration of the statutes of limitation for the assessment of taxes related to certain foreign subsidiaries. Additionally, as a result of the May 27, 2009 and March 22, 2010 decisions in the U.S. Court of Appeals for the Ninth Circuit case concerning Xilinx (discussed below), we recorded a tax benefit of approximately $3 million in 2010 to reverse the approximately $3 million of related exposure previously recorded in 2009.

As previously disclosed, on May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit in the case between Xilinx, Inc. and the Commissioner of Internal Revenue, overturned a 2005 U.S. Tax Court ruling regarding treatment of certain compensation expenses under a Company’s research and development cost-sharing arrangements with affiliates. The Court of Appeals originally held that related parties to such an arrangement must share stock-based compensation expenses, notwithstanding the fact that unrelated parties in such an arrangement would not share such costs. As a result of this May 27, 2009 decision, we reduced our gross deferred tax assets for federal and state net operating loss carryforwards and capitalized research and development costs, increased our deferred tax assets for certain tax credits, and increased our tax provision in 2009 by approximately $3 million. However, on January 13, 2010, the U.S. Court of Appeals for the Ninth Circuit withdrew its May 27, 2009 ruling in the Xilinx case and subsequently issued a new decision in favor of Xilinx on March 22, 2010, thereby affirming the August 30, 2005 decision of the U.S. Tax Court. Consequently, during the quarter ended March 31, 2010, we reversed the amounts we had previously recorded in 2009 related to the court’s May 27, 2009 decision. As a result, in the quarter ended March 31, 2010, we reduced our tax provision by approximately $3 million and adjusted certain of our gross deferred tax assets. Included in these adjustments was an increase in our federal and state net operating loss carryforwards of approximately $665 million and $455 million, respectively, an increase of federal and state capitalized research and development costs of approximately $10 million each, an increase in our deferred tax assets relating to stock-based compensation of approximately $65 million, and a decrease in certain tax credits of approximately $10 million. These changes in our gross deferred tax assets were fully offset by a valuation allowance adjustment, and therefore did not result in any change in our net deferred tax assets or our income tax expense for the three months ended March 31, 2010. In addition to the adjustments related to the March 22, 2010 Xilinx decision, in the three months ended March 31, 2010, we reduced our federal and state net operating losses by approximately $60 million for adjustments to our intercompany charges to foreign affiliates for the years ended 2001 to 2009. This reduction to our net operating losses was fully offset by a corresponding adjustment to the valuation allowance for deferred tax assets resulting in no net change to net deferred tax assets in our consolidated balance sheet and no adjustment to our income tax expense.

We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $16.7 million and $11.2 million at December 31, 2010 and 2009, respectively.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2010 tax years generally remain subject to examination and assessment of taxes by federal and most state tax authorities. In significant foreign jurisdictions, the 2002 through 2010 tax years generally remain subject to examination by tax authorities.

Our income tax returns for the 2004, 2005 and 2006 tax years are currently under examination by the Internal Revenue Service and certain state jurisdictions. We currently do not expect that the results of these examinations will have a material effect on our financial condition or results of operations.

We operate under tax holidays in Singapore, which are effective through March 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The impact of the Singapore tax holidays decreased Singapore taxes by $330.0 million, $224.8 million and $284.0 million for 2010, 2009 and 2008 respectively. The benefit of the tax holidays on net income per share (diluted) was $0.61, $0.44 and $0.54 for 2010, 2009 and 2008 respectively.

At December 31, 2010 we had unrecognized tax benefits in the amount of $187.5 million which included $22.5 million of tax benefits that, if recognized, would reduce our annual effective tax rate. Approximately $12.3 million of the tax benefit, if recognized would be credited to shareholder’s equity. The remaining $152.7 million, if recognized, would not result in a tax benefit since it would be fully offset with a valuation allowance. We also accrued potential penalties and interest of $1.8 million and $0.8 million, respectively, related to these unrecognized tax benefits during 2010, and in total, as of December 31, 2010, we had recorded liabilities for potential penalties and interest of $13.5 million and $2.4 million, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense. In 2010 we had a decrease in unrecognized tax benefits of approximately $272.5 million relating to increases to our federal and state net operating loss carryforwards, capitalized research and development costs, and tax credit carryforwards for previous years primarily resulting from the U.S. Court of Appeals for the Ninth Circuit March 22, 2010 ruling in the case between Xilinx, Inc. and the Commissioner of Internal Revenue. In addition, we had an increase in unrecognized tax benefits of approximately $38.9 million primarily relating to transactions with certain foreign subsidiaries. In 2009 our judgment changed with respect to prior period uncertain tax positions, which resulted in additional unrecognized tax benefits in the amount of approximately $380 million as of December 31, 2009. In 2010 we reversed approximately $272.5 million of this amount due to the March 22, 2010 decision in the Xilinx case as discussed above, and recorded $23.2 million of unrecognized tax benefits resulting from a 2010 change in judgment regarding certain tax accruals. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Years Ended December 31, 2009 and 2008

Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin

The following tables present net revenue, cost of product revenue, product gross margin and total gross margin;

	Year Ended December 31,
	2009		2008
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Product revenue	$4,272,726	95.2%	$4,485,239	96.3%	$(212,513)	(4.7)%
Income from Qualcomm Agreement	170,611	3.8	—	—	170,611	—
Licensing revenue	46,986	1.0	172,886	3.7	(125,900)	(72.8)

Total net revenue	$4,490,323	100.0%	$4,658,125	100.0%	$(167,802)	(3.6)

Cost of product revenue(1)	$2,210,559	49.2%	$2,213,015	47.5%	$(2,456)	(0.1)

Product gross margin	48.3%		50.7%		(2.4)%

Total gross margin	50.8%		52.5%		(1.7)%

	Three Months Ended
	December 31, 2009		September 30, 2009
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Product revenue	$1,283,434	95.6%	$1,194,745	95.3%	$88,689	7.4%
Income from Qualcomm Agreement	51,674	3.8	51,674	4.1	—	—
Licensing revenue	7,638	0.6	7,778	0.6	(140)	(1.8)

Total net revenue	$1,342,746	100.0%	$1,254,197	100.0%	$88,549	7.1

Cost of product revenue(1)	$630,259	46.9%	$615,349	49.1%	$14,910	2.4

Product gross margin	50.9%		48.5%		2.4%

Total gross margin	53.1%		50.9%		2.2%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue in 2009 as compared to 2008:

	Year Ended December 31,
	2009		2008
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Broadband Communications	$1,525,193	34.0%	$1,722,671	37.0%	$(197,478)	(11.5)%
Mobile & Wireless	1,719,998	38.3	1,528,178	32.8	191,820	12.6
Infrastructure & Networking	1,055,553	23.5	1,258,044	27.0	(202,491)	(16.1)
All other(1)	189,579	4.2	149,232	3.2	40,347	27.0

Total net revenue	$4,490,323	100.0%	$4,658,125	100.0%	$(167,802)	(3.6)

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into with Qualcomm in April 2009 and (ii) royalties received pursuant to a patent license agreement that was entered into with Verizon Wireless in July 2007 which was completed in March 2009, each previously reported in our Mobile & Wireless reportable segment. See discussion above in the “Overview” section and Notes 1 and 2 of Notes to Consolidated Financial Statements.

The decrease in net revenue from our Broadband Communications reportable segment resulted primarily from a decrease in demand for broadband modems, digital set-top boxes and digital TV products, offset in part by an increase in demand for our high definition DVD products. The increase in net revenue from our Mobile & Wireless reportable segment resulted primarily from the ramp in the second half of 2009 of our cellular products and wireless combo solutions, offset in part by a decrease in demand for VoIP solutions. The decrease in net revenue from our Infrastructure & Networking reportable segment resulted primarily from a broad-based decline in demand for our controller and Ethernet switch products. In 2009 we recognized $170.6 million of income from the Qualcomm Agreement and $19.0 million of licensing revenue from our agreement with Verizon Wireless. In 2008 we recognized $149.2 million of licensing revenue from our agreement with Verizon Wireless which was completed in March 2009.

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

The following table presents net revenue from each of the reportable segments and its respective contribution to net revenue:

	Three Months Ended
	December 31,		September 30,
	2009		2009
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Broadband Communications	$449,233	33.5%	$394,863	31.5%	$54,370	13.8%
Mobile & Wireless	502,037	37.4	520,613	41.5	(18,576)	(3.6)
Infrastructure &Networking	339,802	25.3	287,047	22.9	52,755	18.4
All other(1)	51,674	3.8	51,674	4.1	—	—

Total net revenue	$1,342,746	100.0%	$1,254,197	100.0%	$88,549	7.1

(1)	Includes income relating to the Qualcomm Agreement that was entered into with Qualcomm in April 2009 that was previously reported in our Mobile & Wireless reportable segment. See discussion above in the “Overview” section and Notes 1 and 2 of Notes to Consolidated Financial Statements.

The increase in net revenue from our Broadband Communications reportable segment resulted primarily from an increase in demand for digital set-top boxes. The decrease in net revenue from our Mobile & Wireless reportable segment resulted primarily from a decrease in demand for our Bluetooth products, due to seasonality, as certain of our customers prepared for the upcoming holiday season in three months ended September 30, 2009. The increase in net revenue from our Infrastructure & Networking reportable segment resulted principally from improving customer order patterns particularly for our Ethernet switch products.

Cost of Product Revenue, Product Gross Margin and Total Gross Margin.

Product gross margin decreased from 50.7% in 2008 to 48.3% in 2009 primarily as a result of changes in product mix from our more profitable Infrastructure & Networking products to our less profitable Mobile & Wireless products. Other factors that contributed to the decrease in product gross margin were: (i) a net decrease in the reversal of rebates of $29.1 million related to unclaimed rebates, (ii) fixed costs being spread over a lower revenue base, offset in part by (iii) a net decrease in excess and obsolete inventory provisions of $18.8 million. During 2008 we recorded a $33.7 million provision as a result of the significant reduction in demand in the second half of 2008, whereas the $14.9 million provision recorded during 2009 was primarily related to inventory of our DTV business.

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

The following table presents details of research and development expense:

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

The decrease in legal and accounting fees related to the increase in net recoveries of legal expenses of $74.6 million under our directors’ and officers’ insurance policies, offset in part by an increase in legal fees associated with litigation related to our stock options matter. See below for further discussion of our directors’ and officers’ insurance policies. The decrease in the Other line item included in the above table is primarily attributable to a decrease in facility and travel and entertainment expenses.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Year Ended December 31,
	2009	2008
	(In thousands)

Cost of product revenue	$24,545	$24,997
Research and development	351,884	358,018
Selling, general and administrative	119,918	126,359

	$496,347	$509,374

% of total net revenue	11.1%	10.9%

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

Impairment of Goodwill and Other Long-Lived Assets

We performed annual impairment assessments of the carrying value of goodwill and other long-lived assets in October 2009 and 2008. We compared the carrying value of each of our reporting units that existed at those times to its estimated fair value.

For a description of the 2008 impairments including the valuation techniques and significant assumptions, see the discussion included under “Impairment of Goodwill and Other Long-Lived Assets for the Years Ended December 31, 2010 and 2009” above.

Settlement Costs, Net

In 2009 we incurred settlement costs of $183.8 million, partially offset by settlement gains of $65.3 million, resulting in $118.5 million of net settlement costs.

In December 2009 we agreed in principle to the settlement of the Stock Option Class Actions in exchange for a $160.5 million cash payment by Broadcom. We recorded the settlement amount as a one-time charge in our statement of income for the three months and year ended December 31, 2009.

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

In-Process Research and Development

For a description of our 2009 and 2008 IPR&D activities including our valuation techniques and significant assumptions, see the discussion included under “In Process Research and Development for the Years Ended December 31, 2010 and 2009” above.

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

Provision for Income Taxes

The following table presents the income tax provision for 2009 and 2008:

	Year Ended December 31,
	2009		2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
	(In thousands, except percentages)

Income tax provision	$6,930	0.1%	$7,521	0.2%	$(591)	(7.9)%

The federal statutory rate was 35% for 2009 and 2008. Our effective tax rates were 9.6% and 3.4% for 2009 and 2008, respectively. The differences between our effective tax rates and the federal statutory tax rate primarily relate to foreign earnings taxed at substantially lower rates than the federal statutory rate for 2009 and 2008 due principally to our tax holiday in Singapore, and for 2009 domestic tax losses recorded without tax benefits. In 2008 U.S. operating losses were more than offset by a $1.5 billion dividend resulting from repatriation of foreign earnings in December 2008. As a result of this $1.5 billion repatriation of foreign earnings, we incurred $0.8 million of state tax expense in 2008. However, due to the utilization of $491.3 million of previously reserved domestic deferred tax assets in 2008 (including net operating loss and foreign tax credit carryforwards), no federal income tax expense was recognized relating to the repatriation. We recognized federal tax benefits of approximately $3.0 million in both 2009 and 2008, which resulted from the utilization of a portion of our federal credits for increasing research activities (research and development tax credits) pursuant to a provision contained in the American Recovery and Reinvestment Tax Act of 2009, which was enacted in February, 2009, and a provision contained in the Housing Assistance Act of 2008, which was enacted in July, 2008. In addition, we realized tax benefits resulting from the reversal of certain prior period tax accruals of $7.6 million and $6.5 million in 2009 and 2008, respectively. These reversals resulted primarily from the expiration of the statutes of limitation for the assessment of taxes related to certain foreign subsidiaries. In 2009, we recorded a tax provision of approximately $3 million associated with the exposure resulting from a recent decision by the U.S. Court of Appeals for the Ninth Circuit in the case involving Xilinx, Inc. as discussed below.

On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit in the case between Xilinx, Inc. and the Commissioner of Internal Revenue, overturned a 2005 U.S. Tax Court ruling regarding treatment of certain compensation expenses under a Company’s research and development cost-sharing arrangements with affiliates. The Court of Appeals held that related parties to such an arrangement must share stock-based compensation expenses, notwithstanding the fact that unrelated parties in such an arrangement would not share such costs. The case is subject to further appeal. The potential impact to Broadcom, should the IRS prevail, of including such stock-based compensation expenses in our research and development cost-sharing arrangements would be additional income for federal and state purposes from January 1, 2001 forward, and may result in additional related federal and state income and franchise taxes. We adjusted our federal and state net operating loss carryforwards, our federal and state capitalized research and development costs and our deferred tax positions, and recorded a tax provision of approximately $3 million for additional federal and state income and franchise taxes to reflect this decision. We reduced our federal and state net operating loss carryforwards by approximately $600.0 million and $380.0 million, respectively, and we reduced our deferred tax assets for both federal and state capitalized research and development costs by approximately $10.0 million each. Additionally, in 2009 we reduced our deferred tax asset relating to stock-based compensation expenses by approximately $60.0 million, and increased our deferred tax asset for certain tax credits by approximately $10.0 million, with each of these amounts offset by a corresponding adjustment to our valuation allowance for deferred tax assets resulting in no net change to deferred tax assets.

As a result of the expensing of share-based payments since January 1, 2006, our deferred tax assets exclude certain excess tax benefits from employee stock-based compensation, that are components of our research and development credits, capitalized research and development, and net operating loss carryovers. If and when these tax benefits are realized, a credit is recorded to shareholder’s equity. The federal and state net operating losses and the capitalized research and development costs we reduced as a result of the decision in the Xilinx case represent such excess tax benefits from employee stock-based compensation and therefore do not result in an adjustment to our deferred tax assets.

On January 13, 2010 the U.S. Court of Appeals for the Ninth Circuit withdrew its May 27, 2009 ruling in the Xilinx case and stated that it would reconsider the matter at a future date to be determined. In accounting for income tax uncertainties, only information that is available at our reporting date of December 31, 2009 could be considered in measuring our tax position. For details regarding the effects of subsequent 2010 decisions of the Ninth Circuit in Xilinx, see the discussion included under “Provision for Income Taxes for the Years Ended December 31, 2010 and 2009” above.

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

In 2009 our judgment changed with respect to prior period uncertain tax positions, which resulted in additional unrecognized tax benefits in the amount of approximately $380.0 million, of which approximately $280.0 million would be credited to shareholder’s equity if ultimately sustained and utilized to reduce our income tax liabilities because it relates to excess deductions from employee stock options. The remaining portion of these tax benefits, approximately $100.0 million, was previously offset by a valuation allowance on our deferred tax assets. If these tax positions are not sustained, there will be no net effect on our tax provision because of the related valuation allowance.

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

We operate under tax holidays in Singapore, which are effective through March 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The impact of the Singapore tax holidays decreased Singapore taxes by $224.8 million and $284.0 million for 2009 and 2008 respectively. The benefit of the tax holidays on net income per share (diluted) was $0.44 and $0.54 for 2009 and 2008 respectively.

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

				Diluted Net
				Income
		Net		(Loss)
	Total Net	Income		Per
	Revenue	(Loss)		Share
	(In thousands, except per share data)

Year Ended December 31, 2010
Fourth Quarter	$1,945,555	$266,189	(1)	$0.47
Third Quarter	1,806,017	327,129		0.60
Second Quarter	1,604,448	278,318		0.52
First Quarter	1,462,299	210,164		0.40
Year Ended December 31, 2009
Fourth Quarter	$1,342,746	$59,204	(2)	$0.11
Third Quarter	1,254,197	84,596		0.16
Second Quarter	1,039,944	13,401	(3)	0.03
First Quarter	853,436	(91,940)		(0.19)

(1)	Includes settlement costs of $48.8 million and an impairment of long-lived assets charge of $17.3 million.

(2)	Includes settlement costs of $175.7 million, net of a $63.2 million recovery of legal expenses .

(3)	Includes impairment of long-lived assets of $11.3 million, net settlement gains of $58.4 million and a charitable contribution of $50.0 million.

Subsequent Events

In January 2011, Broadcom and CSR plc agreed to settle all litigation and legal proceedings between the parties and their affiliates, including our subsidiary Global Locate, Inc. and CSR’s subsidiary SiRF Technology, Inc. The parties have sought dismissal of their various pending actions in U.S. District Court, and the U.S. International Trade Commission (ITC), based in Washington, D.C., and have agreed not to pursue further infringement actions against each other, or against third parties based on use of each others’ products, for a period of five years. We will receive an initial payment of $5.0 million and payments of a maximum $12.5 million per year for five years.

In January 2011, Broadcom and Wi-Lan signed a binding term sheet resolving all litigation between the two companies. The two companies are drafting a definitive settlement, release and patent license agreement, which will be finalized in February 2011. A portion of the consideration has been recognized as a settlement cost and the remainder has been allocated to intellectual property rights which will be amortized over their estimated useful life, the impact of which is not expected to be material to our operating results.

In January 2011, our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we intend to increase the quarterly cash dividend by 12.5% to $0.09 per share ($0.36 per share on an annual basis) and declared a quarterly cash dividend of $0.09 per share payable to holders of our common stock.

In February 2011, we entered into an accelerated share repurchase, or ASR, agreement with an Investment Bank to repurchase $300 million dollars of our common stock. The majority of the shares repurchased under the ASR program will be immediately retired and, depending on the average daily volume weighted average price of our common stock during the specified term, we may receive additional shares back at the conclusion of the program.

Recent Accounting Pronouncements

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

In January 2010 the FASB issued guidance that eliminates the concept of a qualifying special-purpose entity, or QSPE, revises conditions for reporting a transfer of a portion of a financial asset as a sale (e.g., loan participations), clarifies the derecognition criteria, eliminates special guidance for guaranteed mortgage securitizations, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this guidance effective January 1, 2010, which did not have a material impact on our consolidated financial statements.

In January 2010 the FASB issued guidance that revises analysis for identifying the primary beneficiary of a variable interest entity, or VIE, by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this guidance effective January 1, 2010, which did not have a material impact on our consolidated financial statements.

In January 2010 the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. Except for the detailed disclosure in the Level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, we adopted the relevant provisions of this guidance effective January 1, 2010, which did not have a material impact on our consolidated financial statements.

In April 2010 the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of this guidance effective July 1, 2010, which did not have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.  The following table presents working capital, and cash and cash equivalents and marketable securities:

	December 31,
	2010	2009	Increase
		(In thousands)

Working capital	$2,912,311	$1,765,982	$1,146,329

Cash and cash equivalents(1)	$1,622,423	$1,397,093	$225,330
Short-term marketable securities(1)	1,035,252	532,281	502,971
Long-term marketable securities	1,400,706	438,616	962,090

	$4,058,381	$2,367,990	$1,690,391

(1)	Included in working capital.

See the summary of cash, cash equivalents, short and long-term marketable securities by major security type and discussion of market risk that follows in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in 2010 and 2009

Cash and cash equivalents increased to $1.622 billion at December 31, 2010 from $1.397 billion at December 31, 2009 as a result of cash provided by operating activities, the proceeds from the issuance of our long-term debt and our Class A common stock, partially offset by net purchases of marketable securities, the acquisitions of Teknovus, Innovision, Percello, Beceem and Gigle, repurchases of our Class A common stock and our quarterly dividend payments.

	Year Ended December 31,
	2010	2009	2008
		(In thousands)

Cash provided by operating activities	$1,370,826	$986,893	$919,615
Cash used in investing activities	(2,178,033)	(501,357)	(745,382)
Cash provided by (used in) financing activities	1,032,537	(279,088)	(1,170,160)

Net increase (decrease) in cash and cash equivalents	$225,330	$206,448	$(995,927)
Cash and cash equivalents at beginning of year	$1,397,093	$1,190,645	$2,186,572

Cash and cash equivalents at end of year	$1,622,423	$1,397,093	$1,190,645

Operating Activities

In 2010 our operating activities provided $1.371 billion in cash. This was primarily the result of net income of $1.082 billion and net non-cash operating expenses of $636.6 million offset in part by net cash used by changes in operating assets and liabilities of $347.6 million, which includes increases in accounts receivable of $286.7 million, increases in inventory of $208.1 million and our $160.5 million payment of previously accrued securities litigation settlement costs. In 2009 our operating activities provided $986.9 million in cash. This was primarily the result of $617.4 million in net non-cash operating expenses, $304.2 million in net cash provided by changes in operating assets and liabilities (including $286.4 million received from the Qualcomm Agreement) and net income of $65.3 million.

Changes in assets and liabilities at December 31, 2010 compared to December 31, 2009 included the following:

•	Days sales outstanding increased from 35 days to 38 days driven primarily by a variation in revenue linearity, as a larger percentage of our sales occurred in the last month of the quarter ended December 31, 2010 as compared to the last month of the quarter ended December 31, 2009.

•	Inventory days on hand increased from 52 days to 57 days due to our decision to increase inventory on hand to meet the anticipated growth in the demand for our products primarily in our Mobile & Wireless reportable segment.
•	Accounts payable days outstanding decreased from 63 to 58 days resulting primarily from the timing of inventory purchases and vendor payments.

We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may face issues gaining access to sufficient credit on a timely basis.

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

Investing Activities

Investing activities used $2.178 billion in cash in 2010, which was primarily the result of $1.466 billion in net purchases of marketable securities, $599.5 million in net cash paid primarily for the acquisitions of Teknovus, Innovision, Percello, Beeceem and Gigle and $108.9 million of capital equipment purchases, mostly to support our research and development efforts. Investing activities used $501.4 million in cash in 2009, which was primarily the result of net purchases of marketable securities of $267.5 million, $165.3 million in net cash paid primarily for the acquisition of Dune Networks and $67.0 million of capital equipment purchases mostly to support our research and development efforts.

Financing Activities

Our financing activities provided $1.033 billion in cash in 2010. This was primarily the result of $936.3 million in proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan and $691.4 million in proceeds from the issuance of our long-term debt offset in part by $280.3 million in repurchases of shares of our Class A common stock, dividends paid of $163.4 million, repayment of debt assumed in our Teknovus acquisition of $14.6 million and $136.9 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units. Our financing activities used $279.1 million in cash in 2009, which was primarily the result of $421.9 million in repurchases of shares of our Class A common stock pursuant to the share repurchase program implemented in July 2008 and $84.4 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $227.2 million in proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan.

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

Senior Notes

The following table summarizes the principal amount of our senior unsecured notes:

	December 31,
	2010	2009	Increase
		(In thousands)

1.500% fixed-rate notes, due 2013	$300,000	$—	$300,000
2.375% fixed-rate notes, due 2015	400,000	—	400,000

Total	$700,000	$—	$700,000

In November 2010 we issued senior unsecured notes in an aggregate principal amount of $700 million. These Notes consist of $300 million aggregate principal amount of notes which mature in November 2013, or the 2013 Notes, and bear interest at a fixed rate of 1.500% per annum, and $400 million aggregate principal amount of notes which mature in November 2015, or the 2015 Notes, and bear interest at a fixed rate of 2.375% per annum. Interest is payable in cash semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2011. The 2013 Notes were issued with an original issue discount at 99.694% and the 2015 Notes were issued with an original issue discount at 99.444% and are recorded as long-term debt, net of original issue discount. The discount and debt issuance costs associated with the issuance of the Notes are amortized to interest expense over their respective terms.

In connection with the Notes, we entered into a registration rights agreement pursuant to which we agreed to use our reasonable commercial efforts to file with the SEC an exchange offer registration statement to issue registered notes with substantially identical terms as the Notes in exchange for any outstanding Notes, or, under certain circumstances, a shelf registration statement to register the Notes. We agreed to use our commercially reasonable efforts to consummate the exchange offer or cause the shelf registration statement to be declared effective by the SEC, in each case on or prior to 365 days after the closing of the Notes offering. If we are unable to complete our registration statement, we will be subject to interest penalties.

We may redeem the Notes at any time, subject to a specified make-whole premium as defined in the indenture governing the Notes. In the event of a change of control triggering event, each holder of Notes will have the right to require us to purchase for cash all or a portion of their Notes at a redemption price of 101% of the aggregate principal amount of such Notes, plus accrued and unpaid interest. Default can be triggered by any missed interest or principal payment, breach of covenant, or in certain events of bankruptcy, insolvency or reorganization.

The Notes contain a number of restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets; enter into sale and lease-back transactions; or merge, consolidate or sell assets. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued but unpaid interest on the Notes.

We were in compliance with all debt covenants as of December 31, 2010.

Credit Facility

We entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swingline loans and letters of credit in an aggregate amount of up to $500 million. The credit facility matures on November 19, 2014, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. We did not draw on our credit facility in 2010.

Any advances under a Eurodollar Rate Committed Loan will accrue interest at the British Bankers Association LIBOR, or BBA LIBOR, plus the Applicable Rate. Any advances under a US Dollar Base Rate Committed Loan will accrue interest at rates that are equal to the higher of (a) the Federal Funds Rate plus 0.5% (b) Bank of America’s “prime rate” as announced from time to time, or (c) BBA LIBOR plus the Applicable Rate. The Applicable Rate is based on our senior debt credit ratings as published by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. We are also required to pay a commitment fee on the actual daily unused amount of commitments. We may also, upon the agreement of the existing lenders, increase the commitments under the credit facility by up to an additional $100 million.

The Credit Facility contains customary representations and warranties as well as affirmative, negative and financial covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

We were in compliance with all debt covenants as of December 31, 2010.

Other Notes and Borrowings

We had no other significant notes or borrowings as of December 31, 2010.

Obligations and Commitments.  The following table summarizes our contractual obligations and commitments as of December 31, 2010:

	Payment Obligations by Year
	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)

Operating leases	$130,788	$91,639	$76,084	$66,012	$63,623	$169,657	$597,803
Inventory and related purchase obligations	567,169	—	—	—	—	—	567,169
Other obligations	121,751	18,357	12,701	12,699	12,700	12,609	190,817
Long-term debt	—	—	300,000	—	400,000	—	700,000

Total	$819,708	$109,996	$388,785	$78,711	$476,323	$182,266	$2,055,789

We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements. Our leased facilities comprise an aggregate of 3.3 million square feet. Our principal facilities in Irvine have lease terms that expire at various dates through 2017 with an aggregate rent of $149.6 million (included in the table above).

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

Other obligations represent purchase commitments for lab test equipment, computer hardware, and information systems infrastructure, mask and prototyping costs, and other commitments made in the ordinary course of business.

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

Unrecognized tax benefits were $187.5 million of which $22.5 million would result in potential cash payment of taxes and $165.0 million would result in a reduction in net operating loss and tax credit carryforwards. We are not including any amount related to uncertain tax positions in the table presented above because of the difficulty in making reasonably reliable estimates of the timing of settlements with the respective taxing authorities. In addition to the unrecognized tax benefits, we have also recorded a liability for potential tax penalties and interest of $13.5 million and $2.4 million, respectively, at December 31, 2010.

Prospective Capital Needs

We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the issuance of common stock through our employee stock option and purchase plans, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, repurchases of our Class A common stock and quarterly dividends for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. If needed, we may be able to raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. We could also reduce certain expenditures, such as repurchases of our Class A common stock.

In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or increase our existing credit facilities for other reasons. However, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our Class A common stock.

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	general economic and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, trends in the wired and wireless communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;
•	acquisitions of businesses, assets, products or technologies;
•	the unavailability of credit and financing, which may lead certain of our customers to reduce their levels of purchases or to seek credit or other accommodations from us;
•	litigation expenses, settlements and judgments;
•	the overall levels of sales of our semiconductor products, licensing revenue, income from the Qualcomm Agreement and product gross margins;
•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	the market acceptance of our products;
•	repurchases of our Class A common stock;
•	payment of cash dividends;

•	required levels of research and development and other operating costs;
•	volume price discounts and customer rebates;
•	intellectual property disputes, customer indemnification claims and other types of litigation risks;
•	the levels of inventory and accounts receivable that we maintain;
•	licensing royalties payable by us;
•	changes in our compensation policies;
•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees;
•	capital improvements for new and existing facilities;
•	technological advances;
•	our competitors’ responses to our products and our anticipation of and responses to their products;
•	our relationships with suppliers and customers;
•	the availability and cost of sufficient foundry, assembly and test capacity and packaging materials; and
•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.

In addition, we may require additional capital to accommodate planned future long-term growth, hiring, infrastructure and facility needs.

Off-Balance Sheet Arrangements

At December 31, 2010 we had no material off-balance sheet arrangements, other than our operating leases.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2010, a 100 basis point increase in interest rates across all maturities would result in an $22.9 million incremental decline in the fair market value of the portfolio. As of December 31, 2009, a similar 100 basis point shift in the yield curve would have resulted in an $8.8 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of December 31, 2010 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

A hypothetical increase of 100 basis points in short-term interest rates would not have a material impact on our revolving credit facility, which bears a floating interest rate. This sensitivity analysis assumes all other variables will remain constant in future periods.

Our Senior Notes bear fixed interest rates, and therefore, would not be subject to interest rate risk.

Our cash, cash equivalent and marketable securities at December 31, 2010 consisted of $2.591 billion held domestically, with the remaining balance of $1.467 billion held by foreign subsidiaries. There may be adverse tax effects upon repatriation of these funds to the United States.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2010, the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Identification and Business Experience of Directors; Involvement in Certain Legal Proceedings.  The information under the caption “Election of Directors,” appearing in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2011 Annual Meeting of Shareholders, referred to as the 2011 Proxy Statement, is hereby incorporated by reference.

(b) Identification and Business Experience of Executive Officers and Certain Significant Employees.  The information under the caption “Executive Compensation and Other Information — Elected Officers,” appearing in the 2011 Proxy Statement, is hereby incorporated by reference.

(c) Compliance with Section 16(a) of the Exchange Act.  The information under the caption “Ownership of Securities — Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2011 Proxy Statement, is hereby incorporated by reference.

(d) Code of Ethics.  The information under the caption “Corporate Governance and Board Matters,” appearing in the 2011 Proxy Statement, is hereby incorporated by reference.

(e) Audit Committee.  The information under the caption “Corporate Governance and Board Matters — Audit Committee,” appearing in the 2011 Proxy Statement, is hereby incorporated by reference.

Item 11.	Executive Compensation

The information under the caption “Executive Compensation and Other Information” and “Corporate Governance and Board Matters — Compensation of Non-Employee Directors,” appearing in the 2011 Proxy Statement, is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Equity Compensation Plan Information” and “Ownership of Securities,” appearing in the 2011 Proxy Statement, is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matter — Director Independence” appearing in the 2011 Proxy Statement, is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information under the caption “Audit Information — Fees Paid to Independent Registered Public Accounting Firm,” appearing in the 2011 Proxy Statement, is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements.

The following Broadcom consolidated financial statements, and related notes thereto, and the related Reports of our Independent Registered Public Accounting Firm are filed as part of this Form 10-K:

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

We have audited the accompanying consolidated balance sheets of Broadcom Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadcom Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the consolidated financial statements, in 2010 the Company adopted the provisions of FASB Accounting Standards Codification (ASC) Topic 605, Multiple-Deliverable Revenue Arrangements, and FASB ASC Topic 985, Certain Revenue Arrangements That Include Software Elements, and in 2009 the Company adopted FASB ASC Topic 805, Business Combinations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Broadcom Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 2, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Irvine, California
February 2, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Broadcom Corporation:

We have audited Broadcom Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Broadcom Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Broadcom Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Broadcom Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 2, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California
February 2, 2011

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$1,622,423	$1,397,093
Short-term marketable securities	1,035,252	532,281
Accounts receivable (net of allowance for doubtful accounts of $9,276 in 2010 and $6,787 in 2009)	819,629	508,627
Inventory	597,955	362,428
Prepaid expenses and other current assets	108,248	113,903

Total current assets	4,183,507	2,914,332
Property and equipment, net	266,297	229,317
Long-term marketable securities	1,400,706	438,616
Goodwill	1,677,097	1,329,614
Purchased intangible assets, net	365,840	150,927
Other assets	50,863	64,436

Total assets	$7,944,310	$5,127,242

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$604,383	$437,353
Wages and related benefits	207,607	190,315
Deferred revenue and income	55,116	87,388
Accrued liabilities	404,090	433,294

Total current liabilities	1,271,196	1,148,350
Long-term debt	696,978	—
Long-term deferred revenue	1,039	608
Other long-term liabilities	149,008	86,438
Commitments and contingencies
Shareholders’ equity:
Convertible preferred stock, $.0001 par value:
Authorized shares — 6,432 — none issued and outstanding	—	—
Class A common stock, $.0001 par value:
Authorized shares — 2,500,000
Issued and outstanding shares — 484,732 in 2010 and 438,557 in 2009	48	44
Class B common stock, $.0001 par value:
Authorized shares — 400,000
Issued and outstanding shares — 53,967 in 2010 and 56,999 in 2009	6	6
Additional paid-in capital	11,994,357	11,153,060
Accumulated deficit	(6,177,269)	(7,259,069)
Accumulated other comprehensive income (loss)	8,947	(2,195)

Total shareholders’ equity	5,826,089	3,891,846

Total liabilities and shareholders’ equity	$7,944,310	$5,127,242

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Net revenue:
Product revenue	$6,589,270	$4,272,726	$4,485,239
Income from Qualcomm Agreement (see Note 2)	206,696	170,611	—
Licensing revenue	22,353	46,986	172,886

Total net revenue	6,818,319	4,490,323	4,658,125
Costs and expenses:
Cost of product revenue	3,284,213	2,210,559	2,213,015
Research and development	1,762,323	1,534,918	1,497,668
Selling, general and administrative	590,572	479,362	543,117
Amortization of purchased intangible assets	27,570	14,548	3,392
Impairment of goodwill and other long-lived assets	19,045	18,895	171,593
Settlement costs, net	52,625	118,468	15,810
Restructuring costs (reversals)	111	7,501	(1,000)
In-process research and development	—	—	42,400
Charitable contribution	—	50,000	—

Total operating costs and expenses	5,736,459	4,434,251	4,485,995
Income from operations	1,081,860	56,072	172,130
Interest income, net	9,032	13,901	52,201
Other income (expense), net	6,428	2,218	(2,016)

Income before income taxes	1,097,320	72,191	222,315
Provision for income taxes	15,520	6,930	7,521

Net income	$1,081,800	$65,261	$214,794

Net income per share (basic)	$2.13	$0.13	$0.42

Net income per share (diluted)	$1.99	$0.13	$0.41

Weighted average shares (basic)	508,444	494,038	512,648

Weighted average shares (diluted)	544,612	512,645	524,208

Dividends per share	$0.32	$—	$—

The following table presents details of total stock-based compensation expense included in each functional line item in the consolidated statements of income above (see Note 9):

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cost of product revenue	$22,502	$24,545	$24,997
Research and development	341,733	351,884	358,018
Selling, general and administrative	118,789	119,918	126,359

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
 (In thousands)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-In	Accumulated	Income	Shareholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance at December 31, 2007	537,258	$54	$11,576,042	$(7,539,124)	$(824)	$4,036,148
Shares issued pursuant to stock awards, net	12,573	1	34,059	—	—	34,060
Employee stock purchase plan	4,413	—	78,720	—	—	78,720
Repurchases of Class A common stock	(65,226)	(6)	(1,267,880)	—	—	(1,267,886)
Stock-based compensation expense	—	—	509,374	—	—	509,374
Components of comprehensive income:
Unrealized gain on marketable securities	—	—	—	—	5,213	5,213
Translation adjustments	—	—	—	—	(3,356)	(3,356)
Net income	—	—	—	214,794	—	214,794

Comprehensive income	—	—	—	—	—	216,651

Balance at December 31, 2008	489,018	49	10,930,315	(7,324,330)	1,033	3,607,067
Shares issued pursuant to stock awards, net	15,680	1	59,054	—	—	59,055
Employee stock purchase plan	5,858	—	85,491	—	—	85,491
Repurchases of Class A common stock	(15,000)	—	(421,869)	—	—	(421,869)
Stock-based compensation expense	—	—	500,069	—	—	500,069
Components of comprehensive income:
Unrealized loss on marketable securities	—	—	—	—	(4,624)	(4,624)
Translation adjustments	—	—	—	—	1,396	1,396
Net income	—	—	—	65,261	—	65,261

Comprehensive income	—	—	—	—	—	62,033

Balance at December 31, 2009	495,556	50	11,153,060	(7,259,069)	(2,195)	3,891,846
Shares issued pursuant to stock awards, net	46,104	4	709,576	—	—	709,580
Employee stock purchase plan	6,166	—	93,771	—	—	93,771
Repurchases of Class A common stock	(9,127)	—	(281,642)	—	—	(281,642)
Dividends paid			(163,432)			(163,432)
Stock-based compensation expense	—	—	483,024	—	—	483,024
Components of comprehensive income:
Unrealized loss on marketable securities	—	—	—	—	(4,049)	(4,049)
Translation adjustments	—	—	—	—	15,191	15,191
Net income	—	—	—	1,081,800	—	1,081,800

Comprehensive income	—	—	—	—	—	1,092,942

Balance at December 31, 2010	538,699	$54	$11,994,357	$(6,177,269)	$8,947	$5,826,089

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31,
	2010	2009	2008

Operating activities
Net income	$1,081,800	$65,261	$214,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,732	74,435	78,236
Stock-based compensation expense:
Stock options and other awards	121,341	159,790	224,244
Restricted stock units	361,683	336,557	285,130
Acquisition-related items:
Amortization of purchased intangible assets	58,594	30,744	19,249
Impairment of goodwill and long-lived assets	19,045	18,895	171,593
In-process research and development	—	—	42,400
Loss (gain) on strategic investments, net	(2,490)	—	4,266
Non-cash restructuring reversals, net	(313)	(1,944)	(1,000)
Loss (gain) on sale of marketable securities	—	(1,046)	1,781
Changes in operating assets and liabilities:
Accounts receivable	(286,681)	(131,656)	(3,294)
Inventory	(208,095)	12,013	(112,173)
Prepaid expenses and other assets	26,821	8,714	(11,273)
Accounts payable	145,808	122,985	616
Deferred revenue and income	(31,841)	71,760	(7,736)
Accrued settlement costs	(122,306)	170,500	(2,000)
Other accrued and long-term liabilities	128,728	49,885	14,782

Net cash provided by operating activities	1,370,826	986,893	919,615

Investing activities
Net purchases of property and equipment	(108,924)	(66,570)	(82,808)
Net cash paid for acquired companies	(599,479)	(165,258)	(170,541)
Purchases of strategic investments, net	(3,510)	(2,000)	(355)
Purchases of marketable securities	(2,933,715)	(1,138,681)	(1,115,704)
Proceeds from sales and maturities of marketable securities	1,467,595	871,152	624,026

Net cash used in investing activities	(2,178,033)	(501,357)	(745,382)

Financing activities
Issuance of long-term debt, net	691,393	—	—
Repurchases of Class A common stock	(280,336)	(421,869)	(1,283,952)
Dividends paid	(163,432)	—	—
Payment of assumed debt	(14,560)	—	—
Proceeds from issuance of common stock	936,326	227,209	171,853
Minimum tax withholding paid on behalf of employees for restricted stock units	(136,854)	(84,428)	(58,061)

Net cash provided by (used) in financing activities	1,032,537	(279,088)	(1,170,160)

Increase (decrease) in cash and cash equivalents	225,330	206,448	(995,927)
Cash and cash equivalents at beginning of year	1,397,093	1,190,645	2,186,572

Cash and cash equivalents at end of year	$1,622,423	$1,397,093	$1,190,645

Supplemental disclosure of cash flow information
Income taxes paid	$15,484	$16,747	$9,799

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

1.	Summary of Significant Accounting Policies

Our Company

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a major technology innovator and global leader in semiconductors for wired and wireless communications. Our products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. We provide the industry’s broadest portfolio of state-of-the-art system-on-a-chip, or SoC, and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices.

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

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total net revenue and expenses in the reporting periods. We regularly evaluate estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs or reversals, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.

Revenue Recognition

We derive revenue principally from sales of integrated circuit products, royalties and license fees for our intellectual property, software and related services. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but actual results may differ from our estimates. We recognize product revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. We record reductions of revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. We accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. See Note 2 for a summary of our rebate activity.

Multiple Element Arrangements Excluding Software

In addition, we occasionally enter into contracts that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the estimated sales price between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect our results of operations.

In 2009, the Financial Accounting Standards Board issued amended revenue recognition guidance for arrangements with multiple deliverables and certain software sold with tangible products. This new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific evidence or third party evidence is unavailable. We have implemented this guidance prospectively beginning in the first quarter of fiscal 2010 for transactions that were initiated or materially modified during fiscal 2010. The implementation of the new guidance did not have a material impact on reported net sales as compared to net sales under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of reported net sales.

Distributor Revenue

A portion of our product sales is made through distributors under agreements allowing for pricing credits and/or rights of return. These pricing credits and/or right of return provisions prevent us from being able to reasonably estimate the final price of the inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the fixed and determinable revenue recognition criterion has not been met at the time we deliver products to our distributors. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customers’ projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse and taken title and risk of loss.

Software, Royalties and Cancellation Fee revenue

Revenue from software licenses is recognized when all revenue recognition criteria are met and, if applicable, when vendor specific objective evidence, or VSOE, exists to allocate the total license fee to each element of multiple-element software arrangements, including post-contract customer support. Post-contract support is recognized ratably over the support period. When a contract contains multiple elements wherein the only undelivered element is post-contract customer support and VSOE of the fair value of post-contract customer support does not exist, revenue from the entire arrangement is recognized ratably over the support period. Software royalty revenue is recognized on a quarterly lag, based upon reports received from licensees during the period, unless collectability is not reasonably assured, in which case revenue is recognized when payment is received from the licensee. Revenue from cancellation fees is recognized when cash is received from the customer.

License Revenue

We license or otherwise provide rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or utilized in the manufacture and sale of certain wireless products. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. License fees are recognized over the estimated period of benefit to the licensee, typically 5 to 10 years. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. We recognize royalty revenues based on royalties reported by licensees and when other revenue recognition criteria are met.

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, short- and long-term marketable securities, accounts receivable and accounts payable and long-term debt. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. The fair value of our long-term debt was determined by using estimated market prices. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

The fair value of the majority of our cash equivalents and marketable securities was determined based on “Level 1” inputs. The fair value of certain marketable securities and our long-term debt were determined based on “Level 2” inputs. We do not have any marketable securities in the “Level 3” category. We believe that the recorded values of all our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Cash, Cash Equivalents and Marketable Securities

We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. The cost of these investments approximates their fair value. We maintain an investment portfolio of various security holdings, types and maturities. We define marketable securities as income yielding securities that can be readily converted into cash. Marketable securities’ short-term and long-term classifications are based on remaining maturities at each reporting period. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper and corporate notes and bonds. We place our cash investments in instruments that meet credit quality standards and concentration exposures as specified in our investment policy. It is our policy to invest in instruments that have a final maturity not to exceed three years and a portfolio weighted average maturity not to exceed 18 months. We do not use derivative financial instruments.

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

Inventory

Inventory consists of work in process and finished goods and is stated at the lower of cost (first-in, first-out) or market. We write down the carrying value of our inventory to net realizable value for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions, among other factors. Shipping and handling costs are classified as a component of cost of product revenue in the consolidated statements of income. Inventory acquired through business combinations is recorded at its acquisition date fair value which is the net realizable value less a normal profit margin depending on the stage of inventory completion.

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the assets’ estimated remaining useful lives, ranging from one to ten years. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining lease term or ten years.

Goodwill and Other Long-Lived Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Effective January 1, 2009 in-process research and development, or IPR&D, and defensive assets acquired are capitalized. Other long-lived assets primarily represent purchased intangible assets including developed technology, customer relationships and IPR&D. We currently amortize our intangible assets with definitive lives over periods ranging from one to fifteen years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method. We capitalize IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets will be amortized over their estimated useful lives. If any of the projects are abandoned, we would be required to impair the related IPR&D asset.

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

Warranty

Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and additionally for any known product warranty issues. If actual costs differ from our initial estimates, we record the difference in the period they are identified. Actual claims are charged against the warranty reserve. See Note 2 for a summary of our warranty activity.

Guarantees and Indemnifications

In some agreements to which we are a party, we have agreed to indemnify the other party for certain matters such as product liability and other items. We include intellectual property indemnification provisions in our standard terms and conditions of sale for our products and have also included such provisions in certain agreements with third parties. We have and will continue to evaluate and provide reasonable assistance for these other parties. This may include certain levels of financial support to minimize the impact of the litigation in which they are involved. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions and no liabilities therefor have been recorded in the accompanying consolidated financial statements. However, the maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant.

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

Accumulated Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on investments. This information is provided in our statements of shareholders’ equity. Accumulated other comprehensive income (loss) on the consolidated balance sheets at December 31, 2010 and 2009 represents accumulated translation adjustments and unrecognized gains and losses on investments classified as available for sale.

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

In January 2010 the FASB issued guidance that eliminates the concept of a qualifying special-purpose entity, or QSPE, revises conditions for reporting a transfer of a portion of a financial asset as a sale (e.g., loan participations), clarifies the derecognition criteria, eliminates special guidance for guaranteed mortgage securitizations, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this guidance effective January 1, 2010, which did not have a material impact on our financial statements.

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

In January 2010 the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. Except for the detailed disclosure in the Level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, we adopted the relevant provisions of this guidance effective January 1, 2010, which did not have a material impact on our financial statements.

In April 2010 the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of this guidance effective July 1, 2010, which did not have a material impact on our consolidated financial statements.

2.	Supplemental Financial Information

Net Revenue

The following table presents details of our product revenue:

	Year Ended December 31,
	2010	2009	2008

Product sales through direct sales force(1)	77.6%	78.8%	83.6%
Product sales through distributors(2)	22.4	21.2	16.4

	100.0%	100.0%	100.0%

(1)	Includes 7.8%, 7.1% and 6.1% of product sales maintained under hubbing arrangements with certain of our customers in 2010, 2009 and 2008, respectively.

(2)	Includes 7.9%, 8.1% and 4.4% of product sales maintained under fulfillment distributor arrangements in 2010, 2009 and 2008, respectively.

Inventory

The following table presents details of our inventory:

	December 31,
	2010	2009
	(In thousands)

Work in process	$279,405	$157,148
Finished goods	318,550	205,280

	$597,955	$362,428

Property and Equipment

The following table presents details of our property and equipment:

		December 31,
	Useful Life	2010	2009
	(In years)	(In thousands)

Leasehold improvements	1 to 10	$173,025	$163,302
Office furniture and equipment	3 to 7	28,746	26,382
Machinery and equipment	3 to 5	313,194	235,142
Computer software and equipment	2 to 4	141,827	122,213
Construction in progress	N/A	13,908	6,666

		670,700	553,705
Less accumulated depreciation and amortization		(404,403)	(324,388)

		$266,297	$229,317

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &
	Communications	Wireless	Networking	Consolidated
	(In thousands)

Goodwill	$483,781	$802,269	$1,822,500	$3,108,550
Accumulated impairment losses	—	(543,198)	(1,286,109)	(1,829,307)

Goodwill at December 31, 2008	$483,781	$259,071	$536,391	$1,279,243

Goodwill recorded in connection with acquisitions	1,389	—	51,123	52,512
Escrow related and other	(2,141)	—	—	(2,141)

Goodwill at December 31, 2009	$483,029	$259,071	$587,514	$1,329,614

Goodwill recorded in connection with acquisitions	110,825	188,381	35,760	334,966
Contingent consideration	1,025	—	—	1,025
Escrow related and other	—	—	(4)	(4)

Goodwill at December 31, 2010	$594,879	$447,452	$623,270	$1,665,601

Effects of foreign currency translation				11,496

Goodwill at December 31, 2010				$1,677,097

For a detailed discussion of our annual impairment assessment of goodwill, see Note 10.

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	December 31,			December 31,
	2010			2009
		Accumulated			Accumulated
		Amortization &			Amortization &
	Gross	Impairments	Net	Gross	Impairments	Net
	(In thousands)

Developed technology(1)	$485,234	$(240,312)	$244,922	$278,297	$(207,517)	$70,780
In-process research and development	55,640	—	55,640	50,860	—	50,860
Customer relationships	154,155	(101,547)	52,608	107,366	(79,212)	28,154
Customer backlog	9,836	(8,272)	1,564	3,736	(3,736)	—
Other	10,842	(8,728)	2,114	9,214	(8,081)	1,133

	$715,707	$(358,859)	$356,848	$449,473	$(298,546)	$150,927

Effects of foreign currency translation			8,992			$—

			$365,840			$150,927

(1)	In 2010 we recorded an impairment charge to developed technology of $1.8 million. Included in accumulated amortization in 2009 is an impairment charge of $16.1 million related to the acquisition of the DTV Business of AMD. The primary factor contributing to these impairment charges was the continued reduction in our revenue outlook for the acquired assets. In 2010, $50.9 million of IPR&D projects were completed and reclassified to developed technology and will be amortized to cost of product revenue over the expected benefit period.

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cost of product revenue	$31,024	$16,196	$15,857
Other operating expenses	27,570	14,548	3,392

	$58,594	$30,744	$19,249

The following table presents details of estimated future amortization of existing purchased intangible assets, including IPR&D. We amortize our intangible assets with definitive lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used or, if that pattern cannot be reliably determined, using the straight-line amortization method. If we acquire additional purchased intangible assets in the future, our cost of product revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Assets Amortization by Year
	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)

Cost of product revenue	$58,508	$71,915	$62,917	$48,462	$29,101	$37,251	$308,154
Other operating expenses	27,810	10,057	3,359	3,376	3,444	9,640	57,686

	$86,318	$81,972	$66,276	$51,838	$32,545	$46,891	$365,840

Accrued Liabilities

The following table presents details of our accrued liabilities:

	December 31,
	2010	2009
	(In thousands)

Accrued rebates	$270,288	$162,212
Accrued settlement charges	16,557	176,707
Accrued legal costs	27,576	36,739
Accrued taxes	13,859	13,854
Warranty reserve	13,275	10,430
Restructuring liabilities	—	1,328
Other	62,535	32,024

	$404,090	$433,294

Other Long-Term Liabilities

The following table presents details of our long-term liabilities:

	December 31,
	2010	2009
	(In thousands)

Deferred rent	$39,339	$32,931
Accrued taxes	29,142	24,919
Deferred tax liabilities	34,674	22,722
Accrued Settlement Charges	37,844	—
Other long-term liabilities	8,009	5,866

	$149,008	$86,438

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates:

	Year Ended
	December 31,
	2010	2009
	(In thousands)

Beginning balance	$162,212	$125,058
Charged as a reduction to revenue	526,053	311,687
Reversal of unclaimed rebates	(4,438)	(10,479)
Payments	(413,539)	(264,054)

Ending balance	$270,288	$162,212

Warranty Reserve Activity

The following table summarizes the activity related to warranty reserve:

	Year Ended December 31,
	2010	2009
	(In thousands)

Beginning balance	$10,430	$11,473
Charged to costs and expenses	7,565	4,561
Payments	(4,720)	(5,604)

Ending balance	$13,275	$10,430

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Numerator: Net income	$1,081,800	$65,261	$214,794

Denominator: Weighted average shares outstanding	508,450	494,114	512,741
Less: Unvested common shares outstanding	(6)	(76)	(93)

Denominator for net income per share (basic)	508,444	494,038	512,648
Effect of dilutive securities:
Unvested common shares outstanding	3	31	4
Stock awards	36,165	18,576	11,556

Denominator for net income per share (diluted)	544,612	512,645	524,208

Net income per share (basic)	$2.13	$0.13	$0.42

Net income per share (diluted)	$1.99	$0.13	$0.41

Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 20.4 million, 73.2 million and 127.5 million anti-dilutive common share equivalents in 2010, 2009 and 2008, respectively.

Income from the Qualcomm Agreement

As part of the Qualcomm Agreement, each party granted certain rights under its patent portfolio to the other party including, in certain circumstances, under future patents issued within one to four years after April 26, 2009. The term of the Qualcomm Agreement commenced April 26, 2009 and will continue until the expiration of the last to expire of the covered patents. In addition, certain existing patents were assigned by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents. The Qualcomm Agreement also resulted in the parties dismissing with prejudice all outstanding litigation between them, and in Broadcom withdrawing its complaints with foreign competition authorities. Under the terms of the agreement, Qualcomm is expected to make payments to Broadcom totaling $891.2 million, of which $459.2 million has been paid through December 31, 2010. The remaining balance of $432.0 million is expected to be paid in ten equal and successive quarterly payments of $43.2 million each, continuing in the three months ending March 31, 2011 and concluding in the three months ending June 30, 2013.

We allocated the payment due us under the Qualcomm Agreement amongst several elements. In 2009 we recorded a gain from the settlement of litigation related to intellectual property of $65.3 million, which was recorded as a reduction in settlement costs and approximated the value of the settlements determined by the United States District Court for the Central District of California.

The fair value associated with the transfer of intellectual property rights, as well as the settlement of other outstanding litigation, of $825.9 million, has been accounted for as a single unit of accounting and recognized within net revenue over the Qualcomm Agreement’s performance period of four years; recognition is limited to the lesser of the cumulative straight-line amortization over the four year performance period or the cumulative cash proceeds received. As a result, income from the Qualcomm Agreement will never be recorded ahead of cash payments received. We also recognized income from the Qualcomm Agreement of $30.5 million in 2009 related to previous payments made to us by Qualcomm for shipments from May 2007 through December 31, 2008, related to a court-ordered permanent injunction. We had deferred the recognition of these amounts, which were received during 2008, due to continuing litigation appeals. These appeals were resolved through the Qualcomm Agreement.

Income from the Qualcomm Agreement is expected to be recognized as follows:

	2011	2012	2013	Thereafter	Total
	(In thousands)

Income from Qualcomm Agreement	$206,695	$186,012	$86,400	$—	$479,107

At December 31, 2010 we had deferred income of $47.1 million related to the Qualcomm Agreement related to the initial payment by Qualcomm of $200.0 million in April 2009.

Other Intellectual Property Licensing Agreements

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

Charitable Contribution

In April 2009 we established the Broadcom Foundation, or the Foundation, to support science, technology, engineering and mathematics programs, as well as a broad range of community services. In June 2009 we made an unrestricted grant of $50.0 million to the Foundation upon receiving a determination letter from the Internal Revenue Service of the exemption from federal income taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. We recorded an operating expense for the contribution of $50.0 million in 2009.

Supplemental Cash Flow Information

In 2010 we accrued $1.3 million related to share repurchases that had not settled by December 31, 2010. In 2008 we paid $16.1 million related to 2007 share repurchases that had not settled by December 31, 2007. In 2010 we accrued $3.8 million related to stock option exercises that had not settled by December 31, 2010. In 2009 we accrued $0.9 million related to stock option exercises that had not settled by December 31, 2009:

At December 31, 2010, 2009 and 2008 we had billings of $12.1 million, $7.6 million and $5.4 million, respectively, for capital equipment that were accrued. The amounts accrued for capital equipment purchases have been excluded from the consolidated statements of cash flows and were paid in the subsequent period.

3.	Business Combinations

From January 1, 2008 through December 31, 2010 we completed several acquisitions. The consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates.

In December 2010 we acquired Gigle Networks Inc., or Gigle, a company that develops SoC solutions for home networking over power lines for $75.8 million, exclusive of $1.4 million of cash acquired. We may be required to pay up to $8.0 million in additional consideration to former Gigle shareholders if certain revenue levels are achieved by the former Gigle entity in 2011. The purchase price includes a liability of $0.9 million, which represents the estimated acquisition date fair value of the additional consideration payable to former Gigle shareholders. We issued restricted stock units to certain former employees of Gigle who became employees of Broadcom upon the closing. The restricted stock units had a fair value of $1.1 million, of which $0.1 million was recorded as goodwill, and $1.0 million will be recognized as stock-based compensation expense over the next three years. We also issued employee stock options with a fair value of $0.7 million which will be recognized as stock-based compensation expense over the next three years.

In November 2010 we acquired Beceem Communications, Inc., or Beceem, a company that develops SoC solutions for LTE and WiMAX 4G connectivity for $301.8 million, exclusive of $11.8 million of cash acquired. We assumed Beceem’s equity plan and subsequently issued 0.8 million Broadcom stock options. The stock options had a fair value of $22.6 million, of which $0.7 million was recorded as goodwill and $21.9 million will be recognized as stock-based compensation expense over the next three years.

In November 2010 we acquired Percello Ltd., or Percello, a company that develops SoC femtocell solutions for $84.6 million, exclusive of $1.7 million of cash acquired. We may be required to pay up to $12.0 million in additional consideration to former Percello shareholders if certain revenue levels are achieved by the former Percello entity in 2011. The purchase price includes a liability of $0.1 million, which represents the estimated acquisition date fair value of the additional consideration payable to former Percello shareholders. We also issued 0.1 million restricted stock units to certain former employees of Percello who became employees of Broadcom upon the closing. The restricted stock units had a fair value of $3.1 million, of which $0.2 million was recorded as goodwill, and $2.9 million will be recognized as stock-based compensation expense over the next four years.

In July 2010 we acquired Innovision Research & Technology PLC, or Innovision, a near-field communication technology company for $49.8 million, exclusive of $1.8 million of cash acquired.

In March 2010 we acquired Teknovus, Inc., or Teknovus, a leading supplier of Ethernet Passive Optical Network chipsets and software for approximately $109.3 million, exclusive of $9.2 million of cash acquired. We also assumed $14.6 million of debt which was subsequently repaid.

In 2010 we also acquired two additional companies for approximately $8.4 million.

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

In October 2008 we acquired certain assets of the digital TV business of Advance Micro Devices, Inc., or DTV Business of AMD, which designs and markets applications and communications processors for the digital television market, for $140.7 million. Broadcom issued 1.2 million restricted stock units with a fair value of $19.7 million to certain former employees of AMD, who became employees of Broadcom upon the closing. We did not assume any of AMD’s equity awards. In 2009, we received $2.1 million from AMD for a final purchase price adjustment.

In February 2008 we acquired Sunext Design, Inc, a wholly-owned subsidiary of Sunext Technology Corporation, Ltd., which specializes in the design of optical storage semiconductor products, for $9.9 million, exclusive of $0.3 million of cash acquired. In connection with our acquisition of Sunext Design, Inc., we were required to pay up to an additional $38.0 million in license fees and royalties related to optical disk reader and writer technology, assuming Sunext Technology successfully delivered the technologies as defined in a separate license agreement. We have paid $34.0 million related to these technologies and prepaid royalties, which concludes our obligations to purchase technology under the terms of the agreement. In 2010 we recorded an impairment charge of $17.3 million related to a Sunext technology license that was acquired in 2008, See Note 10.

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

The Company has made a preliminary estimate of purchase price allocation for the Gigle acquisition which closed on December 28, 2010. The Company has preliminarily estimated the fair value of the tax assets and tax liabilities for the Beceem acquisition, which closed on November 24, 2010. For these acquisitions the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company expects to finalize the allocation of these acquisitions by the end of the first quarter of fiscal 2011. Based upon those calculations, the purchase prices for the acquisitions were allocated as follows:

	2010	2009	2008
	Acquisitions	Acquisitions	Acquisitions
		(In thousands)

Fair Market Values
Cash and cash equivalents	$26,214	$27,799	$299
Accounts receivable, net	24,321	4,660	13
Inventory	27,433	8,335	22,620
Prepaid and other current assets	4,614	1,458	5,806
Property and equipment, net	5,711	833	4,381
Other assets	4,776	156	1,492
Goodwill	335,987	52,512	43,891
Purchased intangible assets	266,234	135,788	77,000

Total assets acquired	695,290	231,541	155,502
Accounts payable	(14,154)	(1,691)	(34)
Wages and related benefits	(7,866)	(2,889)	(1,496)
Debt	(14,560)	—	—
Accrued liabilities	(15,351)	(29,429)	(746)
Acquisition related liabilities	—	—	(2,541)
Long-term liabilities	(13,703)	—	—

Total liabilities assumed	(65,634)	(34,009)	(4,817)

Purchase price allocation	$629,656	$197,532	$150,685

	Useful	2010	2009	2008
	Life	Acquisitions	Acquisitions	Acquisitions
	(In years)		(In thousands)

Purchased Intangible Assets:
Developed technology	1 - 15	$156,076	$57,628	$1,900
In-process research and development	2 - 10	55,641	50,860	42,400
Customer relationships	1 - 7	46,789	27,000	31,100
Other	1 - 5	7,728	300	1,600

		$266,234	$135,788	$77,000

Goodwill also increased by $10.0 million in 2008 upon the satisfaction of certain performance goals related to the acquisition of Global Locate Inc.

Purchased Intangible Assets

Developed technology represents core technology and completed technology. Core technology represents the fundamental technology that survives multiple product iterations and has passed technological feasibility. We generally use a relief-from-royalty method to value core technology, based on market royalties for similar fundamental technologies. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the core technology. The market-derived royalty rate is then applied to estimate the royalty savings. Completed technology is specific to certain products acquired that have also passed technological feasibility. We generally use a multi-period excess earnings approach to value completed technology. The multi-period excess earnings approach calculates the value based on the risk-adjusted present value of the cash flows specific to the products, allowing for a reasonable return.

Customer relationships represent the fair value of future projected revenue that will be derived from the sale of products to existing customers of the acquired companies.

In-Process Research and Development

In 2010 we capitalized $54.8 million of IPR&D costs primarily related to our acquisitions of Teknovus, Beceem, Percello and Gigle. There were no identifiable IPR&D assets related to the acquisition of Innovision. In 2009 we capitalized $50.9 million of IPR&D costs primarily related to our acquisition of Dune Networks, Inc. which was reclassified to developed technology in 2010 upon completion and will be amortized to cost of product revenue. Upon completion of each project, the related IPR&D assets will be amortized over their estimated useful lives. If any of the projects are abandoned, we will be required to impair the related IPR&D asset.

We expensed $42.4 million in 2008 related to in-process research and development costs related to our acquisitions of Sunext Design, Inc. and the DTV Business of AMD. In 2008 the amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition under then prevailing accounting standards as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

The fair value of the IPR&D for our acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital, the return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration and growth rates.

The 2008 IPR&D charge included only the fair value of IPR&D determined as of the respective acquisition dates. The fair value of developed technology is included in identifiable purchased intangible assets and is amortized over the estimated useful life of the technology. We believe the amounts recorded as IPR&D, as well as developed technology, represented the fair values and approximate the amounts a market participant would pay for these projects as of the respective acquisition dates.

The following table summarizes the significant assumptions underlying the valuations of IPR&D at the acquisition dates for the acquisitions completed in 2010, 2009 and 2008:

		Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D
			(In years)	(In millions)		(In millions)

2010 Acquisitions
Gigle Networks	Powerline Communication Solutions	12%	1.4	$9.9	18%	$4.8
Percello	LTE/Femtocell solutions	10%	3.2	$10.2	17%	$10.1
Beceem	LTE/WiMAX	51%	1.1	$32.3	22%	$29.3
Teknovus,	Ethernet Passive Optical Network (EPON) chipsets and software	11%	0.9	$19.3	26%	$10.6
2009 Acquisitions
Dune Networks	High-density switching line card solutions	85%	1.0	$1.9	21%	$50.4
2008 Acquisitions
Sunext	Blu-ray application	49%	1.0	$4.3	20%	$10.9
DTV Business of AMD	Xilleon product line	82%	1.0	$6.9	24%	$31.5

As of the acquisition date, certain ongoing development projects were in process. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition. At December 31, 2010 all development projects from our Teknovus, Beceem, Percello and Gigle acquisitions were still in process. IPR&D will be reclassified to developed technology and amortized to cost of product revenue upon completion. Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.

Supplemental Pro Forma Data (Unaudited)

The unaudited pro forma statement of operations data below gives effect to the 2010 acquisitions of Teknovus, Innovision, Beceem, Percello and Gigle and the 2009 Dune Networks acquisition, as if they had occurred at the beginning of 2009. The following data includes the amortization of purchased intangible assets and stock-based compensation expense. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place at the beginning of 2009.

	Year Ended
	December 31,
	2010	2009
	(In thousands, except per share data)

Pro forma net revenue	$6,928,660	$4,601,339

Pro forma net income (loss)	$1,006,147	$(28,563)

Pro forma net income (loss) per share (basic)	$1.98	$(0.06)

Pro forma net income (loss) per share (diluted)	$1.85	$(0.06)

4.	Cash, Cash Equivalents and Marketable Securities

A summary of our cash, cash equivalents and short- and long-term marketable securities by major security type follows:

		Short-Term	Long-Term
	Cash and	Marketable	Marketable
	Cash Equivalents	Securities	Securities	Total
		(In thousands)

December 31, 2010
Cash	$102,862	$—	$—	$102,862
Bank deposits	455,242	—	—	455,242
U.S. Treasury and agency money market funds	414,503	—	—	414,503
U.S. Treasury and agency obligations	4,099	586,165	1,359,591	1,949,855
Commercial paper	419,415	363,229	—	782,644
Corporate bonds	—	85,858	41,115	126,973
Institutional money market funds	226,302	—	—	226,302

	$1,622,423	$1,035,252	$1,400,706	$4,058,381

December 31, 2009
Cash	$74,044	$—	$—	$74,044
Bank deposits	571,959	—	—	571,959
U.S. Treasury and agency money market funds	515,930	—	—	515,930
U.S. Treasury and agency obligations	—	521,022	436,518	957,540
Commercial paper	79,988	—	—	79,988
Corporate bonds	—	11,259	2,098	13,357
Institutional money market funds	155,172	—	—	155,172

	$1,397,093	$532,281	$438,616	$2,367,990

The following table shows the gross unrealized gains and losses and fair values for those investments aggregated by major security type:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

December 31, 2010
U.S. Treasury and agency obligations	$1,953,312	$1,637	$(5,094)	$1,949,855
Commercial paper	782,638	9	(3)	782,644
Corporate bonds	126,982	108	(117)	126,973

	$2,862,932	$1,754	$(5,214)	$2,859,472

December 31, 2009
U.S. Treasury and agency obligations	$956,944	$724	$(128)	$957,540
Commercial paper	79,988	—	—	79,988
Corporate bonds	13,364	5	(12)	13,357

	$1,050,296	$729	$(140)	$1,050,885

The following table shows our investments measured at fair value on a recurring basis aggregated by major security type:

	Level 1	Level 2	Level 3	Fair Value
		(In thousands)

December 31, 2010
Cash	$102,862	$—	$—	$102,862
Bank deposits	455,242	—	—	455,242
U.S. Treasury and agency money market funds	414,503	—	—	414,503
U.S. Treasury and agency obligations	1,949,855	—	—	1,949,855
Commercial paper	—	782,644	—	782,644
Corporate bonds	19,832	107,141	—	126,973
Institutional money market funds	226,302	—	—	226,302

	$3,168,596	$889,785	$—	$4,058,381

December 31, 2009
Cash	$74,044	$—	$—	$74,044
Bank deposits	571,959	—	—	571,959
U.S. Treasury and agency money market funds	515,930	—	—	515,930
U.S. Treasury and agency obligations	957,540	—	—	957,540
Commercial paper	—	79,988	—	79,988
Corporate bonds	5,077	8,280	—	13,357
Institutional money market funds	155,172	—	—	155,172

	$2,279,722	$88,268	$—	$2,367,990

There were no transfers between Level 1 and Level 2 securities in 2010. All of our long-term marketable securities had maturities of between one and three years in duration at December 31, 2010.

At December 31, 2010 we had 66 investments that were in an unrealized loss position for less than 12 months. The gross unrealized losses were due to changes in interest rates. We have determined that the gross unrealized losses on these investments at December 31, 2010 are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.

Our cash, cash equivalent and marketable securities at December 31, 2010 consisted of $2.591 billion held domestically, with the remaining balance of $1.467 billion held by foreign subsidiaries.

5.	Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

United States	$229,142	$(365,563)	$(424,374)
Foreign	868,178	437,754	646,689

	$1,097,320	$72,191	$222,315

A reconciliation of the provision for income taxes at the federal statutory rate compared to our provision for income taxes follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Statutory federal provision for income taxes	$384,062	$25,266	$77,810
Increase (decrease) in taxes resulting from:
Impairment of goodwill	—	—	20,779
Benefit of tax credits	(90,029)	(39,226)	(45,087)
Valuation allowance changes	51,802	120,049	(494,821)
Tax rate differential on foreign earnings	(269,555)	(138,721)	(137,467)
Stock-based compensation expense	(80,724)	39,653	82,091
Foreign dividend distribution	—	—	491,240
Other	19,964	(91)	12,976

Provision for income taxes	$15,520	$6,930	$7,521

Beginning in the year ended December 31, 2010, we changed the manner of presentation of the above reconciliation of the provision for income taxes at the federal statutory rate to our provision for income taxes, removing changes in certain state and foreign deferred tax assets that were fully offset with a change in valuation allowance. This change in presentation is not material to our financial statements and was consistently applied above for the years ended December 31, 2010, 2009 and 2008.

The income tax provision consists of the following components:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current:
Federal	$(3,690)	$(1,607)	$(2,966)
State	(2,714)	(250)	606
Foreign	20,752	14,202	11,649

	14,348	12,345	9,289
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	1,172	(5,415)	(1,768)

	1,172	(5,415)	(1,768)

	$15,520	$6,930	$7,521

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes were as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Research and development tax credit carryforwards	$760,440	$615,242
Foreign tax credit carryforwards	43,883	53,667
Capitalized research and development costs	132,766	145,563
Net operating loss carryforwards	496,179	333,909
Reserves and accruals not currently deductible for tax purposes	61,401	116,818
Stock-based compensation	122,591	120,633
Other	98,421	66,293

Gross deferred tax assets	1,715,681	1,452,125
Valuation allowance	(1,620,580)	(1,434,029)

Deferred tax assets, net	95,101	18,096
Deferred tax liabilities:
Purchased intangible assets	(111,769)	(29,287)

Net deferred tax assets (liabilities)	$(16,668)	$(11,191)

At December 31, 2010 and 2009, we had valuation allowances of $1.576 billion and $1.400 billion against certain U.S. deferred tax assets, and valuation allowances of $44.4 million and $34.0 million against deferred tax assets of certain foreign subsidiaries, respectively, to reflect the deferred tax asset at the net amount that is more likely than not to be realized.

We operate under tax holidays in Singapore, which are effective through March 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The impact of the Singapore tax holidays decreased Singapore taxes by $330.0 million, $224.8 million and $284.0 million for 2010, 2009 and 2008 respectively.

We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $16.7 million and $11.2 million at December 31, 2010 and December 31, 2009, respectively.

Our deferred tax assets at December 31, 2010 and 2009 do not include $632.2 million and $284.0 million, respectively, of excess tax benefits from employee stock option exercises that are a component of our research and development credits, capitalized research and development expenses, and net operating loss carryovers. Shareholders’ equity will be increased by $632.2 million if and when such excess tax benefits are ultimately realized.

If and when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2010 will be accounted for as follows: approximately $1.610 billion will be recognized as a reduction of income tax expense and $10.6 million will be recorded as an increase in shareholder’s equity. In 2010 we recorded a $2.8 million increase in foreign net deferred tax liabilities relating to acquisitions.

At December 31, 2010 for our income tax filings we had federal, state, United Kingdom and Israel net operating loss carryforwards of approximately $2.692 billion, $2.702 billion, $98.9 million and $34.5 million, respectively. A valuation allowance has been provided on substantially all of these loss carryforwards. If unutilized, the federal net operating loss carryforwards will expire between 2019 and 2030. If unutilized, the state net operating loss carryforwards will expire between 2011 and 2030. The United Kingdom and Israel net operating losses have no expiration date. At December 31, 2010 we had Canadian scientific research and experimental development expenditures of $27.9 million available for tax deduction in future tax years. These future tax deductions can be carried forward indefinitely. At December 31, 2010, we also had $3.8 million of Israeli research and development expenditures which are deductible over the next two tax years. Also, for federal purposes, we had approximately $50.2 million and $9.1 million of charitable and capital loss carryovers, respectively. Charitable contributions are limited to 10% of taxable income and will expire in 2015 if not utilized. Capital losses may only be utilized to offset capital gains and a substantial amount will expire in 2011 if not utilized.

At December 31, 2010 for our income tax filings we had foreign tax credit carryforwards of approximately $43.9 million, and federal, state and Canadian research and development credit carryforwards of approximately $508.0 million, $542.7 million, and $23.8 million, respectively. A valuation allowance has been provided on virtually all of these credit carryforwards. These foreign tax credit carryforwards expire between 2014 and 2020, and these research and development credit carryforwards expire between 2019 and 2030, if not previously utilized. Certain state research and development credit carryforwards have no expiration date.

In 2010, we acquired companies with significant net operating loss and research and development credit carryforwards. These attributes are offset with a full valuation allowance against the related deferred tax assets at December 31, 2010. Internal Revenue Code Sections 382 and 383 can limit the amount of net operating losses and credits that can be utilized if certain changes to a company’s ownership occur. We are in the process of determining whether there are any such limitations with respect to these acquired tax attributes.

At December 31, 2010, deferred taxes have not been provided on the excess of book basis over tax basis in the amount of approximately $1.711 billion in the shares of certain foreign subsidiaries because their bases differences are not expected to reverse in the foreseeable future and are considered permanent in duration. These bases differences arose primarily through the undistributed book earnings of these foreign subsidiaries that we intend to reinvest indefinitely. The bases differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, or various other events. We believe that U.S. income taxes and foreign withholding taxes would be substantially offset upon reversal of this excess book basis due to the existence of domestic net operating loss and credit carryforwards.

The following table summarizes the activity related to these unrecognized tax benefits:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Beginning balance	$400,782	$21,176	$21,600
Increases related to current year tax positions	38,921	6,708	3,222
Expiration of the statutes of limitation for the assessment of taxes	(2,968)	(4,027)	(3,646)
Increases (decreases) related to prior year tax positions as a result of changes in tax law and judgment	(249,258)	376,925	—

Ending balance	$187,477	$400,782	$21,176

The unrecognized tax benefits of $187.5 million at December 31, 2010 included $22.5 million of tax benefits that, if recognized, would reduce our annual effective tax rate. Approximately $12.3 million of the tax benefit, if recognized, would be credited to shareholder’s equity. The remaining $152.7 million, if recognized, would not result in a tax benefit since it would be fully offset with a valuation allowance. We reversed penalties and interest of $3.3 million and $0.7 million, respectively, during 2010, resulting from the expiration of statutes of limitation. We also accrued potential penalties and interest of $1.8 million and $0.8 million, respectively, related to these unrecognized tax benefits during 2010, and in total, as of December 31, 2010, we recorded a liability for potential penalties and interest of $13.5 million and $2.4 million, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense. In 2010, we had a decrease in unrecognized tax benefits of approximately $272.5 million relating to increases to our federal and state net operating loss carryforwards, capitalized research and development costs, and tax credit carryforwards for previous years primarily resulting from the U.S. Court of Appeals for the Ninth Circuit March 22, 2010 ruling in the case between Xilinx, Inc. and the Commissioner of Internal Revenue discussed below. In addition, we had an increase in unrecognized tax benefits of approximately $38.9 million primarily relating to transactions with certain foreign subsidiaries. In 2009 our judgment changed with respect to prior period uncertain tax positions, which resulted in additional unrecognized tax benefits in the amount of approximately $380 million as of December 31, 2009. In 2010 we reversed approximately $272.5 million the of this amount due to the March 22, 2010 decision in the Xilinx case as discussed above, and recorded $23.2 million of unrecognized tax benefits resulting from a 2010 change in judgment regarding certain tax accruals. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

As previously disclosed, on May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit in the case between Xilinx, Inc. and the Commissioner of Internal Revenue, overturned a 2005 U.S. Tax Court ruling regarding treatment of certain compensation expenses under a Company’s research and development cost-sharing arrangements with affiliates. The Court of Appeals originally held that related parties to such an arrangement must share stock-based compensation expenses, notwithstanding the fact that unrelated parties in such an arrangement would not share such costs. As a result of this May 27, 2009 decision, we reduced our gross deferred tax assets for federal and state net operating loss carryforwards and capitalized research and development costs, increased our deferred tax assets for certain tax credits, and increased our tax provision in 2009 by approximately $3 million. However, on January 13, 2010, the U.S. Court of Appeals for the Ninth Circuit withdrew its May 27, 2009 ruling in the Xilinx case and subsequently issued a new decision in favor of Xilinx on March 22, 2010, thereby affirming the August 30, 2005 decision of the U.S. Tax Court. Consequently, during the quarter ended March 31, 2010, we reversed the amounts we had previously recorded in 2009 related to the court’s May 27, 2009 decision. As a result, in the quarter ended March 31, 2010, we reduced our tax provision by approximately $3 million and adjusted certain of our gross deferred tax assets. Included in these adjustments was an increase in our federal and state net operating loss carryforwards of approximately $665 million and $455 million, respectively, an increase of federal and state capitalized research and development costs of approximately $10 million each, an increase in our deferred tax assets relating to stock-based compensation of approximately $65 million, and a decrease in certain tax credits of approximately $10 million. These changes in our gross deferred tax assets were fully offset by a valuation allowance adjustment, and therefore did not result in any change in our net deferred tax assets or our income tax expense for the three months ended March 31, 2010. In addition to the adjustments related to the March 22, 2010 Xilinx decision, in the three months ended March 31, 2010, we reduced our federal and state net operating losses by approximately $60 million for adjustments to our intercompany charges to foreign affiliates for the years ended 2001 to 2009. This reduction to our net operating losses was fully offset by a corresponding adjustment to the valuation allowance for deferred tax assets resulting in no net change to net deferred tax assets in our consolidated balance sheet and no adjustment to our income tax expense.

We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2010 tax years generally remain open subject to assessment of tax by federal and most state tax authorities. In significant foreign jurisdictions, the 2002 through 2010 tax years generally remain subject to examination by their respective tax authorities. Our income tax returns for the 2004, 2005 and 2006 tax years are currently under examination by the Internal Revenue Service (“IRS”). We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations. In March 2010, a Notice of Proposed Adjustment, (or “NOPA”), was received relating to the IRS examination of our 2004, 2005 and 2006 income tax returns. The NOPA primarily related to cost-sharing methodologies of stock based compensation, as well as other cost-sharing related issues. In light of the Ninth Circuit’s decision on March 22, 2010 to affirm the previous U.S. Tax Court decision in favor of the taxpayer, we believed that the IRS adjustment for stock-based compensation in the NOPA was incorrect. This NOPA has been rescinded.

On January 28, 2011 we received Notices of Proposed Adjustment (“NOPAs”) from the IRS proposing increases to the Company’s taxable income for our 2004 to 2006 tax years. The NOPAs’ increase to income for 2004 through 2006 total approximately $1.55 billion and decrease net operating loss carryforwards into the 2004 tax year by $476 million. The NOPAs primarily relate to transfer pricing in connection with the Company’s R&D cost sharing arrangement with a foreign subsidiary that commenced in 1998 (the “1998 Agreement”). The IRS audited the 1998 Agreement in connection with our 1999 and 2000 taxable years. The parties had previously reached an agreement that the Company has followed. The IRS’s transfer pricing position in the NOPAs is similar to the transfer pricing position it recently advocated in VERITAS v. Commissioner, 133 T.C. No. 14 (2009) where the Court held that the IRS’s proposed adjustments were arbitrary, capricious and unreasonable. As with the NOPA that was issued in March 2010 and subsequently withdrawn, the Company strongly disagrees with the IRS’s position and intends to pursue all available administrative and judicial remedies to resolve the issue. We are in the process of reviewing the recently received NOPAs and evaluating any potential impact of the proposed adjustments. There is a chance the Company may not prevail, or may not prevail entirely, on this issue. If the IRS’s position is ultimately sustained in whole or in part, our net operating loss carryforwards could be reduced, and our financial position and results of operations could be adversely affected.

In December, 2010 the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted. A provision in this legislation provided for the extension of the research and development tax credit for qualifying expenditures paid or incurred from January 1, 2010 through December 31, 2010. As a result of this new legislation, we generated federal research and development tax credits of $90.0 million for the year ended December 31, 2010 which if unutilized, carry over to future periods. No benefit was recorded for these carryovers since we have a full valuation allowance on our U.S. deferred tax assets as of December 31, 2010. Pursuant to a provision contained in the American Recovery and Reinvestment Tax Act of 2009, which was enacted in February, 2009, we recognized federal tax benefits of approximately $3.0 million in 2009, which resulted from the utilization of a portion of our federal credits for increasing research activities (research and development tax credits).

6.	Long-Term Debt

The following table presents details of our long-term debt liabilities:

	December 31,
	2010
		Effective
	Amount	Rate
	(In thousands)

1.500% fixed-rate notes, due 2013	$300,000	1.605%
2.375% fixed-rate notes, due 2015	400,000	2.494%

Total	700,000

Unaccreted Discount	(3,022)

Total	$696,978

Senior Notes

In November 2010 we issued senior unsecured notes in an aggregate principal amount of $700 million. These Notes consist of $300 million aggregate principal amount of notes which mature in November 2013, or the 2013 Notes, and bear interest at a fixed rate of 1.500% per annum, and $400 million aggregate principal amount of notes which mature in November 2015, or the 2015 Notes, and bear interest at a fixed rate of 2.375% per annum. Interest is payable in cash semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2011. The 2013 Notes were issued with an original issue discount at 99.694% and the 2015 Notes were issued with an original issue discount at 99.444% and are recorded as long-term debt, net of original issue discount. The discount and debt issuance costs associated with the issuance of the Notes are amortized to interest expense over their respective terms.

The effective rates for the fixed-rate debt include the interest on the notes and the accretion of the original issue discount. Based on estimated market prices, the fair value of the Company’s Notes was $687.2 million as of December 31, 2010.

In connection with the Notes, we entered into a registration rights agreement pursuant to which we agreed to use our commercially reasonable efforts to file with the SEC an exchange offer registration statement to issue registered notes with substantially identical terms as the Notes in exchange for an outstanding Notes, or, under certain circumstances, a shelf registration statement to register the Notes. We agreed to use our commercially reasonable efforts to file a registration statement to consummate the exchange offer or cause the shelf registration statement to be declared effective by the SEC, in each case on or prior to 365 days after the closing of the Notes offering. If we are unable to complete our registration statement, we will be subject to interest penalties.

We may redeem the Notes at any time, subject to a specified make-whole premium as defined in the indenture governing the Notes. In the event of a change of control triggering event, each holder of Notes will have the right to require us to purchase for cash all or a portion of their Notes at a redemption price of 101% of the aggregate principal amount of such Notes plus accrued and unpaid interest. Default can be triggered by any missed interest or principal payment, breach of covenant, or in certain events of bankruptcy, insolvency or reorganization.

The Notes contain a number of restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets; enter into sale and lease-back transactions; or merge, consolidate or sell assets. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued but unpaid interest on the Notes.

Relative to our overall indebtedness, the notes rank in right of payment (i) equal with all of our other existing and future senior unsecured indebtedness (ii) senior to all of our existing and future subordinated indebtedness, and (iii) effectively subordinated to all of our subsidiaries’ existing and future indebtedness and other obligations (including secured and unsecured obligations) and subordinated to our existing and future secured indebtedness and other obligations, to the extent of the assets securing such indebtedness and other obligations.

Credit Facility

We entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swingline loans and letters of credit in an aggregate amount of up to $500 million. The credit facility matures on November 19, 2014, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. We did not draw on our credit facility in 2010.

Any advances under a Eurodollar Rate Committed Loan will accrue interest at the British Bankers Association LIBOR, or BBA LIBOR, plus the Applicable Rate. Any advances under a US Dollar Base Rate Committed Loan will accrue interest at rates that are equal to the higher of (a) the Federal Funds Rate plus 0.5% (b) Bank of America’s “prime rate” as announced from time to time, or (c) BBA LIBOR plus the Applicable Rate. The Applicable Rate is based on our senior debt credit ratings as published by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. We are also required to pay a commitment fee on the actual daily unused amount of commitments. We may also, upon the agreement of the existing lenders, increase the commitments under the credit facility by up to an additional $100 million.

The Credit Facility contains customary representations and warranties as well as affirmative, negative and financial covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

7.	Commitments and Other Contractual Obligations

Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2010:

	Payment Obligations by Year
	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)

Operating leases	$130,788	$91,639	$76,084	$66,012	$63,623	$169,657	$597,803
Inventory and related purchase obligations	567,169	—	—	—	—	—	567,169
Other obligations	121,751	18,357	12,701	12,699	12,700	12,609	190,817
Long-term debt	—	—	300,000	—	400,000	—	700,000

Total	$819,708	$109,996	$388,785	$78,711	$476,323	$182,266	$2,055,789

Facilities rent expense in 2010, 2009 and 2008 was $70.8 million, $69.6 million and $68.0 million, respectively.

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

Other obligations represent purchase commitments for lab test equipment, computer hardware, information systems infrastructure, mask and prototyping costs, and other commitments made in the ordinary course of business.

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

Unrecognized tax benefits were $187.5 million of which $22.5 million would result in potential cash payment of taxes and $165.0 million would result in a reduction in net operating loss and tax credit carryforwards. We are not including any amount related to uncertain tax positions in the table presented above because of the difficulty in making reasonably reliable estimates of the timing of settlements with the respective taxing authorities. In addition to the unrecognized tax benefits, we have also recorded a liability for potential tax penalties and interest of $13.5 million and $2.4 million, respectively, at December 31, 2010.

8.	Shareholders’ Equity

Common Stock

At December 31, 2010 we had 2,500,000,000 authorized shares of Class A common stock and 400,000,000 authorized shares of Class B common stock. The shares of Class A common stock and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote for each share held, and holders of Class B common stock are entitled to ten votes for each share held, on all matters submitted to a vote of the shareholders. In addition, holders of Class B common stock are entitled to vote separately on the proposed issuance of additional shares of Class B common stock in certain circumstances. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer. The Class A common stock and Class B common stock are sometimes collectively referred to herein as “common stock.” In 2010, 2009 and 2008, 3.0 million, 5.9 million shares and 6.1 million shares, respectively, of Class B common stock were automatically converted into a like number of shares of Class A common stock upon sale or other transfer pursuant to the terms of our Articles of Incorporation.

Share Repurchase Programs

From time to time our Board of Directors has authorized various programs to repurchase shares of our Class A common stock depending on market conditions and other factors. Under such programs, we repurchased a total of 9.1 million, 15.0 million and 65.2 million shares of Class A common stock at weighted average prices of $30.86, $28.12 and $19.44 per share, in the years ended December 31, 2010, 2009 and 2008, respectively.

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

Quarterly Dividend

In January 2010 our Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. Our Board of Directors declared quarterly cash dividends of $0.08 per common share payable to holders of our common stock in each of the first fourth quarters of 2010. In 2010 we paid $163.4 million in dividends to holders of our Class A and Class B common stock. These dividends were paid from U.S. domestic sources other than our retained earnings and are accounted for as reductions of shareholders’ equity.

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

9.	Employee Benefit Plans

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

In 2010, 2009 and 2008, 6.2 million, 5.9 million and 4.4 million shares, respectively, were issued under this plan at average per share prices of $15.21, $14.59 and $17.84, respectively. At December 31, 2010, 11.1 million shares were available for future issuance under this plan.

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

In addition, we grant restricted stock units to certain employees as part of our regular annual employee equity compensation review program as well as to selected new hires and to non-employee members of the Board of Directors. Restricted stock units are share awards that entitle the holder to receive freely tradable shares of our Class A common stock upon vesting. Generally, restricted stock units vest ratably on a quarterly basis over 16 quarters from the date of grant. On a limited basis, we grant certain restricted stock units that vest in their entirety after three years.

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

In connection with certain acquisitions, we have assumed stock options granted under stock option plans or agreements established by the acquired company. As of December 31, 2010, 1.1 million shares of Class A common stock were reserved for issuance upon exercise of outstanding options assumed under these stock option plans.

Combined Incentive Plan Activity

Activity under all stock option incentive plans is set forth below:

	Options Outstanding
			Weighted	Weighted
			Average	Average
		Exercise	Exercise	Grant-Date
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
	(In thousands)

Balance at December 31, 2007	126,142	$.01 - 81.50	$24.96	$15.81
Options granted under the 1998 Plan	7,229	14.90 - 28.75	25.81	10.19
Options cancelled	(4,423)	.01 - 78.92	30.45	11.43
Options exercised	(6,678)	.01 - 28.30	13.80	15.29

Balance at December 31, 2008	122,270	.01 - 81.50	25.42	15.66
Options granted under the 1998 Plan	2,733	17.83 - 29.07	23.26	10.91
Options cancelled	(3,643)	.01 - 48.63	31.12	15.71
Options exercised	(7,954)	.01 - 31.08	17.93	13.23

Balance at December 31, 2009	113,406	.01 - 81.50	25.71	15.71
Options granted under the 1998 Plan	2,756	29.39 - 42.34	29.64	9.43
Options issued in connection with acquisitions	849	0.55 - 41.57	14.26	25.76
Options cancelled	(1,316)	.01 - 81.50	36.47	15.24
Options exercised	(37,477)	.01 - 44.99	22.56	16.88

Balance at December 31, 2010	78,218	$.01 - 48.63	$27.05	$15.05

At December 31, 2010 outstanding options to purchase 69.6 million shares were exercisable with an average per share exercise price of $27.08. The weighted average remaining contractual lives of options outstanding and of options exercisable as of December 31, 2010 were 4.7 years and 4.3 years, respectively.

The total pretax intrinsic value of options exercised in 2010 was $610.3 million. This intrinsic value represents the difference between the fair market value of our Class A common stock on the date of exercise and the exercise price of each option. Based on the closing price of our Class A common stock of $43.55 on

December 31, 2010, the total pretax intrinsic value of all outstanding options was $1.293 billion. The total pretax intrinsic value of exercisable options at December 31, 2010 was $1.148 billion.

Restricted stock unit activity is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)

Balance at December 31, 2007	17,053	$33.50
Restricted stock units granted	20,537	24.39
Restricted stock units cancelled	(1,446)	30.56
Restricted stock units vested	(8,522)	30.93

Balance at December 31, 2008	27,622	27.61
Restricted stock units granted	13,738	24.06
Restricted stock units cancelled	(1,442)	24.51
Restricted stock units vested	(11,225)	28.84

Balance at December 31, 2009	28,693	25.58
Restricted stock units granted	12,713	30.91
Restricted stock units cancelled	(1,190)	26.04
Restricted stock units vested	(12,471)	27.44

Balance at December 31, 2010	27,745	$27.17

The total pretax intrinsic value of restricted stock units that vested in 2010 was $445.5 million. Based on the closing price of our Class A common stock of $43.55 on December 31, 2010, the total pretax intrinsic value of all outstanding restricted stock units was $1.208 billion.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of income:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cost of product revenue	$22,502	$24,545	$24,997
Research and development	341,733	351,884	358,018
Selling, general and administrative	118,789	119,918	126,359

	$483,024	$496,347	$509,374

The following table presents details of unearned stock-based compensation currently estimated to be expensed in related to unvested share-based payment awards at December 31, 2010:

	2011	2012	2013	2014	Thereafter	Total
	(In thousands)

Unearned stock-based compensation	$420,700	$252,097	$129,556	$23,329	$—	$825,682

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

The per share fair values of stock options granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Rights
	2010	2009	2008	2010	2009	2008

Expected life (in years)	4.08	4.98	4.23	1.23	0.92	1.78
Implied volatility	0.39	0.53	0.45	0.39	0.53	0.53
Risk-free interest rate	1.61%	1.83%	2.88%	0.25%	0.46%	1.96%
Expected dividend yield	1.00%	0.00%	0.00%	0.76%	0.00%	0.00%
Weighted average fair value	$13.47	$10.91	$10.19	$11.83	$7.39	$8.91

The weighted average fair values per share of the restricted stock units awarded in 2010, 2009 and 2008 were $30.98, $24.06 and $24.39, respectively, calculated based on the fair market value of our Class A common stock on the respective grant dates.

Shares Reserved For Future Issuance

We had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments:

Number of Shares
(In thousands)

Stock options outstanding	78,218
Authorized for future grants under stock incentive plans	89,129
Authorized for future issuance under stock purchase plan	11,116
Restricted stock units outstanding	27,745

Balance at December 31, 2010	206,208

401(k) Savings and Investment Plan

We sponsor a defined contribution 401(k) savings and investment plan, established in 1996, covering substantially all of our U.S. employees, subject to certain eligibility requirements. At our discretion, we may make contributions to this plan. We have a limited matching contribution policy under which we made $11.4 million, $6.7 million and $6.1 million in contributions to participants in this plan in 2010, 2009 and 2008, respectively.

10.	Goodwill and Long-Lived Assets

We performed annual impairment assessments of the carrying value of goodwill in October 2010, 2009 and 2008. We compared the carrying value of each of our reporting units that existed at those times to its estimated fair value.

We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered perpetual earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating appropriate present value techniques.

Specifically, the income approach valuations included the following assumptions:

	Valuation Assumptions
	2010	2009	2008

Discount Rate	12.0% - 17.7%	12.0% - 17.5%	15.0% - 17.0%
Perpetual Growth Rate	4.0%	4.0%	4.0% - 5.0%
Tax	17.0%	17.0%	10.0%
Risk Free Rate	3.4%	4.0%	4.3%
Peer Company Beta	1.26 - 1.52	1.24 - 1.69	1.83 - 2.50

Upon completion of the October 2010 and 2009 annual impairment assessments, we determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value. Upon completion of the October 2008 assessment, we determined that the carrying value of our Mobile Platforms reporting unit exceeded its estimated fair value. Because indicators of impairment existed for this business group, we performed the second step of the test to determine the fair value of the goodwill of our Mobile Platforms reporting unit.

In 2010 we recorded an impairment charge of $17.3 million related to a Sunext technology license that was acquired in 2008. In 2009 we recorded impairment charges to customer relationships, developed technology and certain other assets of $18.9 million related to the acquisition of the DTV Business of AMD. The primary factor contributing to these impairment charges was the continued reduction in our revenue outlook for these businesses, and the related decrease to the estimated cash flows indentified with the impaired assets.

The implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the impairment test performed in 2008, we calculated the fair value of certain assets, including developed technology, IPR&D assets and customer relationships. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the Mobile Platforms reporting unit as of October 1, 2008. The implied fair value of goodwill was measured as the difference between the fair value of the Mobile Platforms reporting unit over the amounts assigned to its assets and liabilities. The impairment loss for the Mobile Platforms reporting unit was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, we recorded a charge of $149.7 million in the three months ended December 31, 2008, which represented all of the related goodwill of our Mobile Platforms reporting unit at that time.

We also review other long-lived tangible assets for impairment when indicators of impairment exist. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the assets and their fair values. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. We utilized appraisals to assess the reasonableness of the fair values estimated using the discounted cash flow methodology. Based on this evaluation we recorded an impairment charge of $19.8 million related to the property and equipment of our Mobile Platforms reporting unit in the three months ended December 31, 2008.

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

11.	Settlement Costs, Net

We recorded settlement costs of $52.6 million in 2010 primarily related to licensing and settlement agreements and certain employment tax items. In 2009, we incurred settlement costs of $183.8 million, partially offset by settlement gains of $65.3 million, resulting in $118.5 million of net settlement costs.

We entered into a stipulation and agreement of settlement of the Stock Option Class Actions dated as of April 30, 2010, which provides for the claims against Broadcom and its current and former officers and directors to be dismissed with prejudice and released in exchange for a $160.5 million cash payment by Broadcom. We recorded the settlement amount as a one-time charge in our statement of income for the three months and year ended December 31, 2009 and subsequent payment was made in June 2010 into a settlement fund.

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

For further discussion of litigation matters, see Note 12

12.	Litigation

We and certain of our subsidiaries are currently parties to various legal proceedings, including those noted in this section. Unless specifically noted below, during the period presented we have not recorded any accrual for contingent liabilities associated with the legal proceedings described below. Any possible range of loss is not reasonably estimable at this time. We are engaged in numerous other legal actions not described below arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

From time to time we may conclude it is in the best interests of our stockholders, employees, and customers to settle one or more litigation matters, and any such settlement could include substantial payments; however, other than as noted below, we have not reached this conclusion with respect to any particular matter at this time. There are a variety of factors that influence our decisions to settle and the amount we may choose to pay, including the strength of our case, developments in the litigation, the behavior of other interested parties, the demand on management time and the possible distraction of our employees associated with the case and/or the possibility that we may be subject to an injunction or other equitable remedy. It is difficult to predict whether a settlement is possible, the amount of an appropriate settlement or when is the opportune time to settle a matter in light of the numerous factors that go into the settlement decision.

Intellectual Property Proceedings.

In October 2007 Wi-LAN Inc. filed complaints against us and multiple other defendants in the United States District Court for the Eastern District of Texas alleging that certain Broadcom products infringe three Wi-LAN patents that Wi-LAN alleges relate generally to wireless LAN and DSL technology. The complaint sought a permanent injunction against us, as well as the recovery of monetary damages and attorney’s fees. In February 2009 Wi-LAN filed a supplemental complaint alleging that certain Broadcom products infringe a fourth Wi-LAN patent that Wi-LAN alleges relate generally to Bluetooth technology. Wi-LAN’s supplemental complaint sought a permanent injunction against us as well as the recovery of monetary damages and attorneys’ fees. We filed answers to Wi-LAN’s complaints denying the allegations in Wi-LAN’s complaints and asserting counterclaims seeking a declaratory judgment that the asserted Wi-LAN patents are invalid, unenforceable, and not infringed. We also filed counterclaims alleging, among other things, that Wi-LAN committed fraud and violated antitrust laws.

In April 2010 Wi-LAN Inc. filed a new complaint against us and multiple other defendants in the United States District Court for the Eastern District of Texas alleging that certain Broadcom Bluetooth products infringe a fifth Wi-LAN patent. The complaint sought a permanent injunction, damages, and attorney’s fees. In August 2010, we filed an answer denying the allegations in Wi-LAN’s complaint and asserting counterclaims that Wi-LAN’s patent is invalid, unenforceable, and not infringed.

In January 2011, Broadcom and Wi-Lan signed a binding term sheet resolving all litigation between the two companies. The two companies are drafting a definitive settlement, release and patent license agreement, which will be finalized in February 2011.

In November 2009 we filed a complaint in the United States District Court for the Eastern District of Texas against the Commonwealth Scientific and Industrial Research Organisation, (CSIRO) seeking a declaratory judgment that U.S. Patent Number 5,487,069 is invalid, unenforceable and not infringed. CSIRO has answered the complaint and counterclaimed for infringement against Broadcom wireless LAN products and seeking damages, attorney’s fees, and an injunction. In connection with an ex parte reexamination, the Patent Office has recently issued a Notice of Intent to Issue a Reexamination Certificate allowing the claims of CSIRO’s patent. Broadcom filed a supplemental reexamination request, which request was denied by the Patent Office on January 13, 2011. Trial has been set for November 2011.

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

In August 2010, Broadcom filed a motion to intervene (i.e., to be added as a party) in U.S. Ethernet Innovations, LLC v. Acer, Inc., Case No. 10-cv-03724-JW (N.D. Cal.). In this case, U.S. Ethernet Innovations, LLC, or USEI filed a patent infringement complaint alleging that numerous companies, including certain Broadcom customers, infringe four patents relating generally to Ethernet technology. USEI seeks monetary damages, attorney’s fees, and an injunction. Defendants have filed answers denying the allegations in USEI’s complaint and asserting counterclaims for declaratory judgment that USEI’s patents are invalid, unenforceable, and not infringed. Broadcom contends that it has a license related to USEI’s patents and is seeking to assert this license as a defense. In December 2010, the Court granted Broadcom’s motion to intervene. No trial date has been set.

In December 2006 SiRF Technology, Inc., or SiRF, filed a complaint in the United States District Court for the Central District of California against Global Locate, Inc., a privately-held company that became a wholly-owned subsidiary of Broadcom in July 2007, alleging that certain Global Locate products infringe four SiRF patents relating generally to GPS technology. In January 2007 Global Locate filed an answer denying the allegations in SiRF’s complaint and asserting counterclaims. The counterclaims seek a declaratory judgment that the four SiRF patents are invalid and not infringed, assert that SiRF has infringed four Global Locate patents relating generally to GPS technology, and assert unfair competition and antitrust violations related to the filing of sham litigation. In May 2007 the court granted Global Locate’s motion to stay the case until certain U.S. International Trade Commission, or ITC, actions between Global Locate and SiRF became final. The ITC actions became final in July 2010, and the stay of the case was lifted. On September 27, 2010, the court denied SiRF’s motion for a partial stay of the action in view of certain pending patent reexaminations, and granted Global Locate’s motion to file a second amended counter-complaint adding claims for infringement of three additional patents and voluntarily dismissing Global Locate’s claims for unfair competition without prejudice. Trial was set for July 2012. On January 10, 2011, Broadcom and CSR announced that the parties had settled all outstanding litigation between themselves and their subsidiaries, that the parties would seek to dismiss their various pending actions in U.S. District Court, and the U.S. International Trade Commission, and that they had agreed not to pursue any patent infringement actions or claims against each other, or against any third parties based on use of each others’ products, for a period of five years

(the “Broadcom-CSR Settlement”). On January 14, 2011 the parties filed a Stipulation of Dismissal Without Prejudice, and such dismissal was approved by the Court on January 18, 2011,

In April 2007 Global Locate filed a complaint in the ITC against SiRF and four of its customers, e-TEN Corporation, Pharos Science & Applications, Inc., MiTAC International Corporation and Mio Technology Limited, referred to collectively as the SiRF Defendants, asserting that the SiRF Defendants engaged in unfair trade practices by importing GPS devices, including integrated circuits and embedded software, incorporated in products such as personal navigation devices and GPS-enabled cellular telephones that infringe, both directly and indirectly, six Global Locate patents relating generally to GPS technology. The complaint sought an exclusion order to bar importation of the SiRF Defendants’ products into the United States and a cease and desist order to bar further sales of infringing products that have already been imported. In January 2009 the ITC issued a Final Determination finding that SiRF and the other SiRF respondents infringed six Global Locate patents and that each of the six patents was not invalid. The ITC also issued a limited exclusion order banning the importation into the United States of infringing SiRF chips and the SiRF Defendants’ products containing infringing SiRF chips and a cease and desist order prohibiting SiRF and the certain other SiRF Defendants from engaging in certain activities related to the infringing chips. In April 2010, the United States Court of Appeals for the Federal Circuit affirmed the ITC’s decision. On August 16, 2010, the ITC granted a Petition by SiRF to institute proceedings regarding a proposed modification of the exclusion order and cease and desist order, seeking a ruling regarding the applicability of the exclusion order to certain SiRF activities. The Administrative Law Judge set a hearing date in late January 2011 for the modification proceedings. Pursuant to the Broadcom-CSR Settlement, on January 14, 2011, the parties filed a Joint Motion to Terminate the Modification Proceeding Based on a Settlement Agreement. The ALJ granted the motion on January 28, 2011. In October 2010, Broadcom filed a complaint seeking institution of enforcement proceedings relating to certain alleged violations of the ITC’s orders by the SiRF Defendants. The ITC instituted enforcement proceedings on December 1, 2010. Pursuant to the Broadcom-CSR Settlement, on January 14, 2011, the parties filed a Joint Motion to Terminate the Enforcement Proceeding and Joint Petition to Rescind the Underlying Limited Exclusion And Cease and Desist Orders Based on a Settlement Agreement. The ALJ granted the motion to terminate on January 28, 2011.

In May 2008 Broadcom filed a complaint in the United States District Court for the Central District of California against SiRF, alleging that certain SiRF GPS and multimedia products infringe four Broadcom patents relating generally to graphics and communications technology. The District Court complaint seeks preliminary and permanent injunctions against SiRF and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In June 2008 SiRF answered the complaint and asserted counterclaims seeking a declaratory judgment that Broadcom’s patents are invalid and not infringed. In September 2008 the court denied SiRF’s motion to stay the case. In October 2009, Broadcom amended its complaint to add CSR plc as a defendant and asserted claims alleging false advertising and unfair competition. In October 2009 SiRF answered the amended complaint denying liability and asserting counterclaims alleging false advertising and unfair competition. In December 2009 Broadcom answered SiRF’s counterclaims denying liability. In December 2009, the court granted the parties’ joint stipulation of dismissal with prejudice for all claims and counterclaims relating to one of the Broadcom patents; three Broadcom patents remain in the lawsuit. Various summary judgment motions were filed with the court, and trial was set for late January 2011. Pursuant to the Broadcom-CSR Settlement, on January 12, 2011, the parties filed a Stipulation of Dismissal of the action, and such dismissal was approved by the Court on January 13, 2011.

On August 20, 2010, CSR plc filed a complaint in the United States District Court for the Central District of California against Broadcom, alleging that certain Broadcom products infringe nine patents held by CSR relating generally to GPS, wireless or other technologies. Broadcom has denied infringing CSR’s patents, and asserts counterclaims for, among other things, CSR’s infringement of five asserted Broadcom patents. On October 13, 2010, CSR filed a motion seeking an order preliminarily enjoining Broadcom from, among other things, infringing four of the patents asserted by CSR in the action or selling certain Broadcom products relating to assisted GPS technology. Pursuant to the Broadcom-CSR Settlement, on January 12, 2011, the parties filed a Stipulation of Dismissal of the action, and such dismissal was approved by the Court on January 13, 2011.

On October 13, 2010, CSR filed a complaint in the United States District Court for the District of Delaware against Broadcom, alleging that certain Broadcom products infringe four patents relating generally to GPS, wireless or other technologies. Pursuant to the Broadcom-CSR Settlement, on January 12, 2011, the parties filed a Stipulation and Order of Dismissal Without Prejudice of the action, and such dismissal was approved by the Court on January 17, 2011.

On October 28, 2010, Broadcom filed a complaint in the United States District Court for the Central District of California against CSR and certain of its subsidiaries, seeking a declaratory judgment that Broadcom does not infringe certain of CSR’s patents, and that those patents are invalid. Pursuant to the Broadcom-CSR Settlement, on January 12, 2011, the parties filed a Stipulation and Order of Dismissal Without Prejudice of the action, and such dismissal was approved by the Court on January 13, 2011.

On December 1, 2010, Rambus Inc. filed a complaint in the United States District Court for the Northern District of California against Broadcom, alleging that certain Broadcom products infringe nineteen patents relating generally to memory controller and high speed interface technologies. Broadcom filed its response to Rambus’ complaint on January 26, 2011. On January 28, 2011, Broadcom filed a motion to stay the action pending completion of certain International Trade Commission proceedings discussed below.

On December 1, 2010, Rambus Inc. filed a complaint in the International Trade Commission (ITC) against Broadcom and numerous other parties, asserting that Broadcom engaged in unfair trade practices by importing certain memory controllers and devices having certain accused interface technologies that allegedly infringe six patents. The complaint seeks an exclusion order to bar importation into the United States all semiconductor chips that include memory controllers and/or peripheral interfaces that are manufactured, imported, or sold for importation that infringe any claim of the asserted patents, and all products incorporating the same. The complaint further seeks a cease and desist order directing Broadcom and other parties to cease and desist from importing, marketing, advertising, demonstrating, sampling, warehousing inventory for distribution, offering for sale, selling, distributing, licensing, or using any semiconductor chips that include memory controllers and/or peripheral interfaces, and products containing such semiconductor chips, that infringe any claim of the asserted patents. On December 29, 2010, the ITC voted to institute an investigation based on Rambus’ complaint. Broadcom filed its response to the complaint on February 1, 2011.

Other Litigation

In November 2009 Emulex filed a complaint in the Central District of California against Broadcom alleging violation of the antitrust laws, defamation, and unfair competition. The complaint seeks injunctive relief and monetary damages, including treble damages and attorneys’ fees. In January 2010, Emulex filed an amended complaint in which Emulex removed, among other things, the claim of unfair competition. In February 2010, we filed motions to dismiss the case and a motion to strike. In June 2010, the District Court granted in part and denied in part our motion to dismiss and denied our motion to strike. In July 2010, we filed a notice of appeal of the District Court’s denial of our motion to strike. In November 2010, the parties agreed to a voluntary stay of the appeal. No trial date has been set for this matter. We intend to defend this action vigorously.

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

That motion was filed in April 2010 seeking dismissal of the claims against the three remaining defendants. On June 21, 2010 plaintiffs in the federal derivative action filed an opposition to Broadcom’s motion, and a cross-motion for summary judgment. The SLC was granted leave to intervene and filed a response on behalf of Broadcom. In September 2010, the District Court denied Broadcom’s motion and plaintiffs’ cross-motion. The case has now been scheduled for trial beginning in March 2011.

From August through October 2006 several plaintiffs filed purported shareholder class actions in the United States District Court for the Central District of California against Broadcom and certain of our current or former officers and directors, entitled Bakshi v. Samueli, et al. (Case No. 06-5036 R (CWx)), Mills v. Samueli, et al. (Case No. SACV 06-9674 DOC R(CWx)), and Minnesota Bakers Union Pension Fund, et al. v. Broadcom Corp., et al. (Case No. SACV 06-970 CJC R (CWx)), the Stock Option Class Actions. The essence of the plaintiffs’ allegations is that we improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, our business and financial condition. Plaintiffs also allege that we failed to account for and pay taxes on stock options properly, that the individual defendants sold our common stock while in possession of material nonpublic information, and that the defendants’ conduct caused artificial inflation in our stock price and damages to the putative plaintiff class. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In November 2006 the Court consolidated the Stock Option Class Actions and appointed the New Mexico State Investment Council as lead class plaintiff. In October 2007 the federal appeals court resolved a dispute regarding the appointment of lead class counsel. In March 2008 the district judge entered a revised order appointing lead class counsel. The lead plaintiff filed an amended consolidated class action complaint in April 2008, naming additional defendants including certain current officers and directors of Broadcom as well as Ernst & Young LLP, or E&Y, our former independent registered public accounting firm. In October 2008 the district judge granted defendants’ motions to dismiss with leave to amend. In October 2008 the lead plaintiff filed an amended complaint. In November 2008 defendants filed motions to dismiss. In February 2009 these motions were denied except with respect to E&Y and the former Chairman of the Audit Committee, which were granted with leave to amend, and with respect to the former Chief Executive Officer, which was granted without leave to amend. The lead plaintiff did not amend its complaint with respect to the former Chairman of the Audit Committee and the time period to do so has expired. With respect to E&Y, in March 2009 the district judge entered a final judgment for E&Y and against the lead plaintiff. The lead plaintiff has appealed the final judgment.

In December 2009 we agreed in principle to settle the Stock Option Class Actions. The parties entered into a stipulation and agreement of settlement dated as of April 30, 2010, which provided for the claims against Broadcom and its current and former officers and directors to be dismissed with prejudice and released in exchange for a $160.5 million cash payment by Broadcom. We recorded the settlement amount as a one-time charge in 2009 and subsequent payment was made in June 2010 into a settlement fund for distribution pending final approval. On June 1, 2010 the District Court granted preliminary approval for the proposed settlement and entered an order providing for notice and a hearing in connection with the proposed settlement. On July 12, 2010 the lead plaintiff filed an unopposed motion for final approval of the proposed settlement. On August 12, 2010 the District Court entered an order granting final approval of the Stock Option Class Actions settlement. On September 10, 2010 a single purported Broadcom shareholder filed a notice of appeal of the order in the United States Court of Appeals for the Ninth Circuit. On October 18, 2010, the Ninth Circuit dismissed the shareholder’s appeal for failure to pay the filing fees. On November 4, 2010 the Ninth Circuit vacated its October 18 order as issued in error, granted the shareholder’s motion for voluntary dismissal of the appeal, and thus dismissed the shareholder appeal.

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

We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, arising from the Options Derivative Actions, the Stock Option Class Actions and the prior related SEC and U.S. Attorney’s Office investigations (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). The potential amount of the future payments we could be required to make under these indemnification obligations could be significant and could have a material impact on our results of operations. Pursuant to the Insurance Agreement, and subject to the terms described more completely therein, including relinquishing of rights to any further recovery as to the matters described above under these directors’ and officers’ liability insurance policies by Broadcom and certain of its former and current officers and directors, Broadcom received payments totaling $118.0 million from its insurance carriers which was recorded as $91.3 million, $16.7 million and $10.0 million reduction of selling, general and administrative expenses in 2009, 2008 and 2007, respectively. We did not receive any additional proceeds from insurance carriers in 2010. The $118 million includes $43.3 million in reimbursements previously received from the insurance carriers under reservations of rights, and $74.7 million paid to Broadcom upon final approval of the Partial Derivative Settlement. In addition, Broadcom paid $11.5 million to the lead federal derivative plaintiffs’ counsel for attorneys’ fees, expenses and costs of plaintiffs’ counsel in connection with the Partial Derivative Settlement and their prosecution of the derivative action. As of December 31, 2010, in connection with our securities litigation and related government investigations, we have advanced approximately $160.5 million to certain current and former officers for attorney and expert fees, which amount has been expensed. Pursuant to the Insurance Agreement, we agreed to indemnify and hold harmless the insurance carriers in connection with certain proceedings that might be brought against the carriers by non-settling parties. In October 2010 the insurance carriers notified us that they received mediation demands from certain non-settling derivative defendants and tendered those claims to Broadcom for indemnity.

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

On December 1, 2010 Nancy Tullos, our former director of human resources, sent Broadcom an arbitration demand seeking $5.8 million plus attorney’s fees and alleging that Broadcom breached the terms of a 2003 separation agreement by cancelling certain stock options granted to Ms. Tullos. On January 12, 2011, Broadcom responded, denying her allegations and counterclaiming for attorney’s fees that were advanced to Ms. Tullos in litigations regarding Broadcom’s past stock options practices.

On December 2, 2010, William Ruehle, our former chief financial officer, filed suit against us in the Superior Court, State of California, County or Orange, entitled Ruehle v. Broadcom, case number 30-2010-429904. Ruehle alleges that Broadcom breached its contract with Ruehle when it denied him an extension of time to exercise certain stock options allegedly valued at more than $26 million. On January 24, 2011, Mr. Ruehle served his complaint. Broadcom has 30 days to respond.

General

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

13.	Business Enterprise Segments, Significant Customer, Supplier and Geographical Information

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

We also report an “All Other” category that primarily includes licensing revenue from our agreement with Verizon Wireless and income from the Qualcomm Agreement since they are principally the result of corporate efforts. “All Other” also includes operating expenses that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. Operating costs and expenses that are not allocated include stock-based compensation, amortization of purchased intangible assets, impairment of goodwill and other long-lived assets, net settlement costs, net restructuring costs, charitable contributions, employer payroll tax on certain stock option exercises, and other miscellaneous expenses related to corporate allocations that were either over or under the original projections at the beginning of the year. We include stock-based compensation and acquisition-related items in the “All Other” category as decisions regarding equity compensation are made at the corporate level and our CODM believes that acquisition accounting distorts the underlying economics of the reportable segment. In 2010, we reclassified the amortization of acquired inventory valuation step-up from its respective reportable segment into the “All Other” category, as these charges are the result of acquisition accounting and we believe these amounts should not be included when measuring our reportable segments’ operating performance. Prior period amounts have been reclassified to conform to the current period presentation. Our CODM does not review information regarding total assets, interest income or income taxes on an operating segment basis. The accounting policies for segment reporting are the same as for Broadcom as a whole.

The following table presents details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In thousands)

Year ended December 31, 2010
Net revenue	$2,134,373	$2,889,226	$1,587,775	$206,945	$6,818,319
Operating income (loss)	446,556	526,177	578,182	(469,055)	1,081,860
Year ended December 31, 2009
Net revenue	$1,525,193	$1,719,998	$1,055,553	$189,579	$4,490,323
Operating income (loss)	180,392	116,882	287,837	(529,039)	56,072
Year ended December 31, 2008
Net revenue	$1,722,671	$1,528,178	$1,258,044	$149,232	$4,658,125
Operating income (loss)	383,582	33,974	390,293	(635,719)	172,130

Included in the “All Other” category:	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net revenue	$206,945	$189,579	$149,232

Stock-based compensation	$483,024	$496,347	$509,374
Amortization of purchased intangible assets	58,594	30,744	19,249
Amortization of acquired inventory valuation step-up	9,644	9,225	2,161
Impairment of goodwill and other long-lived assets	19,045	18,895	171,593
Settlement costs, net	52,625	118,468	15,810
Restructuring costs (reversals)	111	7,501	(1,000)
In-process research and development	—	—	42,400
Charitable contribution	—	50,000	—
Employer payroll tax on certain stock option exercises	12,541	4,866	3,966
Miscellaneous corporate allocation variances	40,416	(17,428)	21,398

Total other operating costs and expenses	$676,000	$718,618	$784,951

Total operating loss for the “All Other” category	$(469,055)	$(529,039)	$(635,719)

Significant Customer, Supplier and Geographical Information

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Year Ended December 31,
	2010	2009	2008

Apple	11.1%	*	*
Samsung	10.0	10.3%	*
Five largest customers as a group	38.9	34.6	35.8%

*	Less than 10% of net revenue.

No other customer represented more than 10% of our annual net revenue in these years.

Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Year Ended December 31,
	2010	2009	2008

China (exclusive of Hong Kong)	30.4%	28.3%	29.5%
Hong Kong	26.0	24.8	27.9
Other Asia (primarily in Singapore and Taiwan)	36.8	37.6	29.3
Europe (primarily in Sweden, Hungary, France, Romania)	2.4	2.7	2.8
Other	1.6	1.4	2.3

	97.2%	94.8%	91.8%

We do not own or operate a fabrication facility. Four independent third-party foundries located in Asia manufacture a majority of our semiconductor devices in current production. Any sudden demand for an increased amount of semiconductor devices or sudden reduction or elimination of any existing source or sources of semiconductor devices could result in a material delay in the shipment of our products. In addition, substantially all of our products are assembled and tested by one of six independent third-party subcontractors in Asia. We do not have long-term agreements with any of these suppliers. Any problems associated with the fabrication facilities or the delivery, quality or cost of our products could have a material adverse effect on our business, results of operations and financial condition.

We have an international distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design facilities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Taiwan and the United Kingdom. At December 31, 2010, $83.5 million, or approximately 27.9%, of our tangible long-lived assets were located outside the United States.

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

				Diluted Net
		Net		Income
	Total Net	Income		(Loss)
	Revenue	(Loss)		Per Share
	(In thousands, except per share data)

Year Ended December 31, 2010
Fourth Quarter	$1,945,555	$266,189	(1)	$0.47
Third Quarter	1,806,017	327,129		0.60
Second Quarter	1,604,448	278,318		0.52
First Quarter	1,462,299	210,164		0.40
Year Ended December 31, 2009
Fourth Quarter	$1,342,746	$59,204	(2)	$0.11
Third Quarter	1,254,197	84,596		0.16
Second Quarter	1,039,944	13,401	(3)	0.03
First Quarter	853,436	(91,940)		(0.19)

(1)	Includes settlement costs of $48.8 million and an impairment of long-lived assets charge of $17.3 million.

(2)	Includes settlement costs of $175.7 million, net of a $63.2 million recovery of legal expenses.

(3)	Includes impairment of long-lived assets of $11.3 million, net settlement gains of $58.4 million and a charitable contribution of $50.0 million.

15.	Subsequent Events

In January 2011, Broadcom and CSR plc agreed to settle all litigation and legal proceedings between the parties and their affiliates, including our subsidiary Global Locate, Inc. and CSR’s subsidiary SiRF Technology, Inc. The parties have sought dismissal of their various pending actions in U.S. District Court, and the U.S. International Trade Commission (ITC), based in Washington, D.C., and have agreed not to pursue further infringement actions against each other, or against third parties based on use of each others’ products, for a period of five years. We will receive an initial payment of $5.0 million and payments of a maximum $12.5 million per year for five years.

In January 2011, Broadcom and Wi-Lan signed a binding term sheet resolving all litigation between the two companies. The two companies are drafting a definitive settlement, release and patent license agreement, which will be finalized in February 2011. A portion of the consideration has been recognized as a settlement cost and the remainder has been allocated to intellectual property rights which will be amortized over their estimated useful life, the impact of which is not expected to be material to our operating results.

In January 2011, our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we intend to increase the quarterly cash dividend by 12.5% to $0.09 per share ($0.36 per share on an annual basis) and declared a quarterly cash dividend of $0.09 per share payable to holders of our common stock.

In February 2011, we entered into an accelerated share repurchase, or ASR, agreement with an Investment Bank to repurchase $300 million dollars of our common stock. The majority of the shares repurchased under the ASR program will be immediately retired and, depending on the average daily volume weighted average price of our common stock during the specified term, we may receive additional shares back at the conclusion of the program.

Exhibits and Financial Statement Schedules

Exhibit Index

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

3.1		Second Amended and Restated Articles of Incorporation filed with the California Secretary of State on June 8, 2006	8-K	000- 23993	3.1	08/10/2006
3.4		Bylaws as amended through December 21, 2007	8-K	000- 23993	3.1	12/21/2007
4.1		Indenture, dated November 1, 2010, between the registrant and Wilmington Trust FSB	8-K	000- 23993	4.1	11/01/2010
4.2		Supplemental Indenture, dated November 1, 2010, between the registrant and Wilmington Trust FSB, including the forms of Broadcom’s 1.500% Senior Notes due 2013 and 2.375% Senior Notes due 2015.	8-K	000- 23993	4.2	11/01/2010
4.3		Registration Rights Agreement, dated as of November 1, 2010, among the registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC.	8-K	000- 23993	4.3	11/01/2010
10	.1*	Performance Bonus Plan (as amended and restated March 5, 2010)	8-K	000- 23993	99.1	03/09/2010
10	.2*	Letter Agreement between the registrant and Scott A. McGregor dated October 25, 2004	10-K/A	000- 23993	10.4	01/23/2007
10	.3*	Fourth Amendment dated August 9, 2010 to Letter Agreement between the registrant and Scott A. McGregor	10-Q	000- 23993	10.1	10/26/2010
10	.4*	Letter Agreement between the registrant and Eric K. Brandt dated March 11, 2007	10-Q	000- 23993	10.1	05/01/2007
10	.5*	Third Amendment dated August 9, 2010 to Letter Agreement between the registrant and Eric K. Brandt	10-Q	000- 23993	10.2	10/26/2010
10	.6*	Form of Revised Letter Agreement for Change in Control Severance Benefit Program dated August 9, 2010 between the registrant and each of the following executive officers: Scott A. Bibaud, Neil Kim, Thomas F. Lagatta, Daniel A. Marotta, and Robert A. Rango	10-Q	000- 23993	10.5	10/26/2010
10	.7*	Revised Letter Agreement for Change in Control Severance Benefit Program dated August 9, 2010 between the registrant and Robert L. Tirva	10-Q	000- 23993	10.6	10/26/2010
10	.8*	Letter Agreement between the registrant and Arthur Chong dated October 27, 2008	10-K	000- 23993	10.11	02/04/2009
10	.9*	Amendment dated August 9, 2010 to Letter Agreement between the registrant and Arthur Chong	10-Q	000- 23993	10.3	10/26/2010
10	.10*	Letter Agreement between the registrant and Rajiv Ramaswami dated January 8, 2010	10-Q	000- 23993	10.1	04/27/2010
10	.11*	Amendment dated August 9, 2010 to Letter Agreement between the registrant and Rajiv Ramaswami	10-Q	000- 23993	10.4	10/26/2010

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10	.12*	Severance Benefit Plan for Vice Presidents and Above and Summary Plan Description effective June 1, 2010	8-K	000- 23993	10.1	05/07/2010
10	.13*	Stock Option Amendment Agreement between the registrant and Thomas F. Lagatta dated December 29, 2006	10-K	000- 23993	10.10	02/20/2007
10	.14*	1998 Stock Incentive Plan, as amended and restated November 11, 2010					X
10	.15*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for executive officers	10-K	000- 23993	10.17	02/04/2009
10	.16*	1998 Stock Incentive Plan form of Stock Option Agreement for executive officers	10-K	000- 23993	10.21	02/04/2009
10	.17*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors (under prior Director Automatic Grant Program)	10-Q	000- 23993	10.2	11/09/2004
10	.18*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Scott A. McGregor					X
10	.19*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers other than Scott A. McGregor					X
10	.20*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers (for RSUs governed by the Special RSU Program)					X
10	.21*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Award)	10-K	000- 23993	10.29	02/04/2009
10	.22*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Pro-rated Awards)	10-K	000- 23993	10.30	02/04/2009
10	.23*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Initial Awards under prior Director Automatic Grant Program)	10-Q	000- 23993	10.3	05/04/2005
10.24		1999 Special Stock Option Plan (as amended and restated July 18, 2003)	10-Q	000- 23993	10.2	08/11/2003
10.25		1999 Special Stock Option Plan form of Notice of Grant of Stock Option	S-8	333- 93457	99.2	12/22/1999
10.26		1999 Special Stock Option Plan form of Stock Option Agreement	10-Q	000- 23993	10.2.1	08/11/2003
10	.27*	Form of Indemnification Agreement for Directors, Elected Officers and certain employees or agents of the registrant	8-K	000- 23993	10.1	06/24/2008
10	.28*	Restricted Stock Units Incentive Award Program	8-K	000- 23993	10.1	01/20/2011
10	.29*	Restricted Stock Unit Incentive Award Program — Form of Award Letter	8-K	000- 23993	10.2	01/20/2011
10	.30††	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and the registrant	8-K/A	000- 23993	10.1	07/23/2009

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10.31		Credit Agreement, dated as of November 19, 2010, among the registrant, Bank of America, N.A. and the other lenders party thereto.	8-K	000- 23993	10.1	11/22/2010
10.32		Lease Agreement dated February 1, 2000 between Conejo Valley Development Corporation and the registrant	10-K	000- 23993	10.17	03/19/2002
10.33		First Amendment dated July 1, 2009 to Lease Agreement dated February 1, 2000 between Conejo Valley Development Corporation and the registrant.	10-K	000- 23993	10.30	02/03/2010
10.34		Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.21	03/31/2003
10.35		Amendment dated September 30, 2005 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.43	02/04/2009
10.36		Second Amendment dated October 15, 2010 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant					X
10	.37††	Lease Agreement dated December 17, 2004 between Irvine Commercial Property Company and the registrant	10-K	000- 23993	10.38	03/01/2005
10.38		First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-Q	000- 23993	10.2	10/24/2007
10.39		Fourth Amendment dated November 19, 2007 to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.43	01/28/2008
10.40		Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.44	01/28/2008
10.41		First Amendment dated November 12, 2008 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.49	02/04/2009
10.42		Second Amendment, Third Amendment, and Fourth Amendment dated July 30, 2010, September 14, 2010 and November 15, 2010, respectively, to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant					X
16.1		Letter from Ernst & Young LLP to the Securities and Exchange Commission dated March 18, 2008	8-K	000- 23993	16.1	03/18/2008
21.1		Subsidiaries of the Company					X
23.1		Consent of KPMG LLP					X

Where Located
Exhibit				Exhibit		Filed
Number	Description	Form	File No.	No.	Filing Date	Herewith

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broadcom Corporation

By:	/s/ Scott A. McGregor
Scott A. McGregor
President and Chief Executive Officer

Date: February 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott A. McGregor Scott A. McGregor	President and Chief Executive Officer and Director (Principal Executive Officer)	February 2, 2011

/s/ Eric K. Brandt Eric K. Brandt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 2, 2011

/s/ Robert L. Tirva Robert L. Tirva	Senior Vice President, Corporate Controller and Principal Accounting Officer	February 2, 2011

/s/ Joan L. Amble Joan L. Amble	Director	February 2, 2011

/s/ Nancy H. Handel Nancy H. Handel	Director	February 2, 2011

/s/ Eddy W. Hartenstein Eddy W. Hartenstein	Director	February 2, 2011

/s/ John E. Major John E. Major	Chairman of the Board	February 2, 2011

/s/ William T. Morrow William T. Morrow	Director	February 2, 2011

/s/ John A. Swainson John A. Swainson	Director	February 2, 2011

/s/ Robert E. Switz Robert E. Switz	Director	February 2, 2011

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

BROADCOM CORPORATION

	Balance at	Charged (Credited)	Charged to		Balance at
	Beginning of	to Costs and	Other		End of
Description	Year	Expenses	Accounts(a)	Deductions	Year
	(In thousands)

Year ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$6,787	$1,859	$785	$(155)	$9,276
Sales returns	3,628	30,564	—	(20,638)	13,554
Restructuring liabilities	1,328	424	—	(1,752)	—

Total	$11,743	$32,847	$785	$(22,545)	$22,830

Year ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,354	$1,561	$—	$(128)	$6,787
Sales returns	4,273	22,773	—	(23,418)	3,628
Restructuring liabilities	4,179	13,167	—	(16,018)	1,328

Total	$13,806	$37,501	$—	$(39,564)	$11,743

Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,472	$143	$—	$(261)	$5,354
Sales returns	3,245	22,327	—	(21,299)	4,273
Restructuring liabilities	7,457	(1,000)	—	(2,278)	4,179

Total	$16,174	$21,470	$—	$(23,838)	$13,806

(a)	Amounts represent balances acquired through acquisitions.

S-1

Exhibit Index

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

3.1		Second Amended and Restated Articles of Incorporation filed with the California Secretary of State on June 8, 2006	8-K	000- 23993	3.1	08/10/2006
3.4		Bylaws as amended through December 21, 2007	8-K	000- 23993	3.1	12/21/2007
4.1		Indenture, dated November 1, 2010, between the registrant and Wilmington Trust FSB	8-K	000- 23993	4.1	11/01/2010
4.2		Supplemental Indenture, dated November 1, 2010, between the registrant and Wilmington Trust FSB, including the forms of Broadcom’s 1.500% Senior Notes due 2013 and 2.375% Senior Notes due 2015.	8-K	000- 23993	4.2	11/01/2010
4.3		Registration Rights Agreement, dated as of November 1, 2010, among the registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC.	8-K	000- 23993	4.3	11/01/2010
10	.1*	Performance Bonus Plan (as amended and restated March 5, 2010)	8-K	000- 23993	99.1	03/09/2010
10	.2*	Letter Agreement between the registrant and Scott A. McGregor dated October 25, 2004	10-K/A	000- 23993	10.4	01/23/2007
10	.3*	Fourth Amendment dated August 9, 2010 to Letter Agreement between the registrant and Scott A. McGregor	10-Q	000- 23993	10.1	10/26/2010
10	.4*	Letter Agreement between the registrant and Eric K. Brandt dated March 11, 2007	10-Q	000- 23993	10.1	05/01/2007
10	.5*	Third Amendment dated August 9, 2010 to Letter Agreement between the registrant and Eric K. Brandt	10-Q	000- 23993	10.2	10/26/2010
10	.6*	Form of Revised Letter Agreement for Change in Control Severance Benefit Program dated August 9, 2010 between the registrant and each of the following executive officers: Scott A. Bibaud, Neil Kim, Thomas F. Lagatta, Daniel A. Marotta, and Robert A. Rango	10-Q	000- 23993	10.5	10/26/2010
10	.7*	Revised Letter Agreement for Change in Control Severance Benefit Program dated August 9, 2010 between the registrant and Robert L. Tirva	10-Q	000- 23993	10.6	10/26/2010
10	.8*	Letter Agreement between the registrant and Arthur Chong dated October 27, 2008	10-K	000- 23993	10.11	02/04/2009
10	.9*	Amendment dated August 9, 2010 to Letter Agreement between the registrant and Arthur Chong	10-Q	000- 23993	10.3	10/26/2010
10	.10*	Letter Agreement between the registrant and Rajiv Ramaswami dated January 8, 2010	10-Q	000- 23993	10.1	04/27/2010
10	.11*	Amendment dated August 9, 2010 to Letter Agreement between the registrant and Rajiv Ramaswami	10-Q	000- 23993	10.4	10/26/2010

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10	.12*	Severance Benefit Plan for Vice Presidents and Above and Summary Plan Description effective June 1, 2010	8-K	000- 23993	10.1	05/07/2010
10	.13*	Stock Option Amendment Agreement between the registrant and Thomas F. Lagatta dated December 29, 2006	10-K	000- 23993	10.10	02/20/2007
10	.14*	1998 Stock Incentive Plan, as amended and restated November 11, 2010					X
10	.15*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for executive officers	10-K	000- 23993	10.17	02/04/2009
10	.16*	1998 Stock Incentive Plan form of Stock Option Agreement for executive officers	10-K	000- 23993	10.21	02/04/2009
10	.17*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors (under prior Director Automatic Grant Program)	10-Q	000- 23993	10.2	11/09/2004
10	.18*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Scott A. McGregor					X
10	.19*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers other than Scott A. McGregor					X
10	.20*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers (for RSUs governed by the Special RSU Program)					X
10	.21*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Award)	10-K	000- 23993	10.29	02/04/2009
10	.22*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Pro-rated Awards)	10-K	000- 23993	10.30	02/04/2009
10	.23*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Initial Awards under prior Director Automatic Grant Program)	10-Q	000- 23993	10.3	05/04/2005
10.24		1999 Special Stock Option Plan (as amended and restated July 18, 2003)	10-Q	000- 23993	10.2	08/11/2003
10.25		1999 Special Stock Option Plan form of Notice of Grant of Stock Option	S-8	333- 93457	99.2	12/22/1999
10.26		1999 Special Stock Option Plan form of Stock Option Agreement	10-Q	000- 23993	10.2.1	08/11/2003
10	.27*	Form of Indemnification Agreement for Directors, Elected Officers and certain employees or agents of the registrant	8-K	000- 23993	10.1	06/24/2008
10	.28*	Restricted Stock Units Incentive Award Program	8-K	000- 23993	10.1	01/20/2011
10	.29*	Restricted Stock Unit Incentive Award Program — Form of Award Letter	8-K	000- 23993	10.2	01/20/2011
10	.30††	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and the registrant	8-K/A	000- 23993	10.1	07/23/2009

			Where Located
Exhibit					Exhibit		Filed
Number		Description	Form	File No.	No.	Filing Date	Herewith

10.31		Credit Agreement, dated as of November 19, 2010, among the registrant, Bank of America, N.A. and the other lenders party thereto.	8-K	000- 23993	10.1	11/22/2010
10.32		Lease Agreement dated February 1, 2000 between Conejo Valley Development Corporation and the registrant	10-K	000- 23993	10.17	03/19/2002
10.33		First Amendment dated July 1, 2009 to Lease Agreement dated February 1, 2000 between Conejo Valley Development Corporation and the registrant.	10-K	000- 23993	10.30	02/03/2010
10.34		Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.21	03/31/2003
10.35		Amendment dated September 30, 2005 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.43	02/04/2009
10.36		Second Amendment dated October 15, 2010 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant					X
10	.37††	Lease Agreement dated December 17, 2004 between Irvine Commercial Property Company and the registrant	10-K	000- 23993	10.38	03/01/2005
10.38		First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-Q	000- 23993	10.2	10/24/2007
10.39		Fourth Amendment dated November 19, 2007 to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.43	01/28/2008
10.40		Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.44	01/28/2008
10.41		First Amendment dated November 12, 2008 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.49	02/04/2009
10.42		Second Amendment, Third Amendment, and Fourth Amendment dated July 30, 2010, September 14, 2010 and November 15, 2010, respectively, to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant					X
16.1		Letter from Ernst & Young LLP to the Securities and Exchange Commission dated March 18, 2008	8-K	000- 23993	16.1	03/18/2008
21.1		Subsidiaries of the Company					X
23.1		Consent of KPMG LLP					X

Where Located
Exhibit				Exhibit		Filed
Number	Description	Form	File No.	No.	Filing Date	Herewith

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.