Form 10-Q
period 2011-03-31
BROADCOM CORP
filed 2011-04-26
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 31, 2011 the registrant had 482.6 million shares of Class A common stock, $0.0001 par value, and 53.5 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2011
     Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.
© 2011 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,637	$1,622
Short-term marketable securities	645	1,035
Accounts receivable, net	760	820
Inventory	550	598
Prepaid expenses and other current assets	117	108

Total current assets	3,709	4,183
Property and equipment, net	291	266
Long-term marketable securities	1,649	1,401
Goodwill	1,685	1,677
Purchased intangible assets, net	346	366
Other assets	56	51

Total assets	$7,736	$7,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$536	$604
Wages and related benefits	122	208
Deferred revenue and income	46	55
Accrued liabilities	416	404

Total current liabilities	1,120	1,271
Long-term debt	697	697
Other long-term liabilities	151	150
Commitments and contingencies
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	11,698	11,994
Accumulated deficit	(5,949)	(6,177)
Accumulated other comprehensive income	19	9

Total shareholders’ equity	5,768	5,826

Total liabilities and shareholders’ equity	$7,736	$7,944

See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2011	2010
	(In millions, except per share data)
Net revenue:
Product revenue	$1,752	$1,404
Income from Qualcomm Agreement	52	52
Licensing revenue	12	6

Total net revenue	1,816	1,462
Costs and expenses:
Cost of product revenue	895	695
Research and development	498	421
Selling, general and administrative	179	133
Amortization of purchased intangible assets	7	3
Impairment of long-lived assets	9	—
Settlement costs (gains), net	(5)	3

Total operating costs and expenses	1,583	1,255
Income from operations	233	207
Interest income, net	—	2
Other income (expense), net	(1)	3

Income before income taxes	232	212
Provision for income taxes	4	2

Net income	$228	$210

Net income per share (basic)	$0.42	$0.42

Net income per share (diluted)	$0.40	$0.40

Weighted average shares (basic)	539	495

Weighted average shares (diluted)	575	527

Dividends per share	$0.09	$0.08

     The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Cost of product revenue	$7	$7
Research and development	101	89
Selling, general and administrative	36	31
See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Operating activities
Net income	$228	$210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23	20
Stock-based compensation expense:
Stock options and other awards	40	36
Restricted stock units	104	91
Acquisition-related items:
Amortization of purchased intangible assets	22	10
Impairment of long-lived assets	9	—
Changes in operating assets and liabilities:
Accounts receivable	60	(94)
Inventory	48	(34)
Prepaid expenses and other assets	(28)	13
Accounts payable	(70)	44
Deferred revenue and income	(9)	(9)
Accrued settlement costs	—	(1)
Other accrued and long-term liabilities	(93)	(18)

Net cash provided by operating activities	334	268

Investing activities
Net purchases of property and equipment	(45)	(18)
Net cash paid for acquired companies	—	(102)
Purchases of strategic investments	—	(5)
Purchases of marketable securities	(654)	(65)
Proceeds from sales and maturities of marketable securities	794	189

Net cash provided by (used in) investing activities	95	(1)

Financing activities
Repurchases of Class A common stock	(421)	(154)
Dividends paid	(49)	(40)
Payment of assumed debt	—	(14)
Proceeds from issuance of common stock	112	82
Minimum tax withholding paid on behalf of employees for restricted stock units	(56)	(30)

Net cash used in financing activities	(414)	(156)

Increase in cash and cash equivalents	15	111
Cash and cash equivalents at beginning of period	1,622	1,397

Cash and cash equivalents at end of period	$1,637	$1,508

See accompanying notes.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
1. Summary of Significant Accounting Policies
Our Company
     Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a prominent technology innovator and global leader in semiconductors for wired and wireless communications. Our products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. We provide the industry’s broadest portfolio of state-of-the-art system-on-a-chip, or SoC, and embedded software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices.
Basis of Presentation
     The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC February 2, 2011.
     The interim unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at March 31, 2011 and December 31, 2010, and our consolidated results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.
Use of Estimates
     The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total net revenue and expenses in the reporting periods. We regularly evaluate estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs or reversals, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.

Revenue Recognition
     We derive revenue principally from sales of integrated circuit products, royalties and license fees for our intellectual property and software and related services. The timing of revenue recognition and the amount of revenue actually recognized for each arrangement depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but actual results may differ from our estimates. We recognize product revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. We record reductions of revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. We accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. See Note 2 for a summary of our rebate activity.
Multiple Element Arrangements Excluding Software
     We occasionally enter into revenue arrangements that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect our results of operations.
     The Financial Accounting Standards Board issued amended revenue recognition guidance for arrangements with multiple deliverables and certain software sold with tangible products. This eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific evidence or third party evidence is unavailable.
Distributor Revenue
     A portion of our product sales is made through distributors under agreements allowing for pricing credits and/or rights of return. These pricing credits and/or right of return provisions prevent us from being able to reasonably estimate the final price of the inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the fixed and determinable revenue recognition criterion has not been met at the time we deliver products to our distributors. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customers’ projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse and such customer has taken title and the risk of loss.
Software, Royalties and Cancellation Fee Revenue
     Revenue from software licenses is recognized when all of the software revenue recognition criteria are met and, if applicable, when vendor specific objective evidence, or VSOE, exists to allocate the total license fee to each element of multiple-element software arrangements, including post-contract customer support. Post-contract support is recognized ratably over the support period. When a contract contains multiple elements wherein the only undelivered element is post-contract customer support and VSOE of the fair value of post-contract customer support does not exist, revenue from the entire arrangement is recognized ratably over the support period. Software royalty revenue is recognized in arrears on a quarterly basis, based upon reports received from licensees during the period, unless collectability is not reasonably assured, in which case revenue is recognized when payment is received from the licensee. Revenue from cancellation fees is recognized when cash is received from the customer.
Licensing Revenue
     We license or otherwise provide rights to use portions of our intellectual property, which includes certain patent rights essential to and/or utilized in the manufacture and sale of certain wireless products. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. License fees are recognized over the estimated period of benefit to the licensee, typically five to ten years. We recognize licensing revenue on the sale of patents when all of the following criteria are met: (i) persuasive evidence of an arrangement exist, (ii) delivery has occurred, (iii) the price to be paid by the purchaser is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. These criteria are usually met at the time of patent transfer. We recognize royalty revenues based on royalties reported by licensees and when other revenue recognition criteria are met, which is generally a quarter in arrears from the period earned.
Income from the Qualcomm Agreement
     On April 26, 2009 we entered into a four-year Settlement and Patent License and Non-Assert Agreement, or the Qualcomm Agreement, with Qualcomm Incorporated, or Qualcomm. The Qualcomm Agreement is a multiple element arrangement which includes: (i) an exchange of intellectual property rights, including in certain circumstances, by a series of covenants not to assert claims of patent infringement under future patents issued within one to four years of the execution date of the agreement, (ii) the assignment of certain existing patents by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents, and (iii) the settlement of all outstanding litigation and claims between us and Qualcomm. The proceeds of the Qualcomm Agreement were allocated amongst the principal elements of the transaction. A gain of $65 million from the settlement of litigation was immediately recognized as a reduction in settlement costs that approximates the value of awards determined by the United States District Court for the Central District of California. The remaining consideration was predominantly associated with the transfer of current and future intellectual property rights and is being recognized within net revenue over the performance period of four years as a single unit of accounting. However this income will be limited to the lesser of the cumulative straight-line amortization over the four year performance period or the cumulative cash proceeds received.
Deferred Revenue and Income
     We defer revenue and income when advance payments are received from customers before performance obligations have been completed and/or services have been performed. Deferred revenue does not include amounts from products delivered to distributors that the distributors have not yet sold through to their end customers.
Stock-Based Compensation
     Broadcom has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. We also have an employee stock purchase plan for all eligible employees. We are required to estimate the fair value of share-based awards on the date of grant. The value of the award is principally recognized as an expense ratably over the requisite service periods. The fair value of our restricted stock units is based on the closing market price of our Class A common stock on the date of grant less our expected dividend yield. We have estimated the fair value of stock options and stock purchase rights as of the date of grant or assumption using the Black-Scholes option-pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award, the expected volatility of our stock price and the expected dividend yield. We evaluate the assumptions used to value stock options and stock purchase rights on a quarterly basis. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of our equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.
Fair Value of Financial Instruments
     Our financial instruments consist principally of cash and cash equivalents, short- and long-term marketable securities, accounts receivable, accounts payable and long-term debt. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. The fair value of our long-term debt is determined by using estimated market prices. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:
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

Goodwill and Other Long-Lived Assets
     Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Other long-lived assets primarily represent purchased intangible assets including developed technology, customer relationships and in-process research and development, or IPR&D. We currently amortize our intangible assets with definitive lives over periods ranging from one to fifteen years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method. We capitalize IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives. If any of the projects are abandoned, we would be required to impair the related IPR&D asset.
Guarantees and Indemnifications
     In some agreements to which we are a party, we have agreed to indemnify the other party for certain matters, including, but not limited to product liability. We include intellectual property indemnification provisions in our standard terms and conditions of sale for our products and have also included such provisions in certain agreements with third parties. We have and will continue to evaluate and provide reasonable assistance for these other parties. This may include certain levels of financial support to minimize the impact of the litigation in which they are involved. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions and no liabilities therefor have been recorded in the accompanying unaudited condensed consolidated financial statements. However, the maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant.
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
Recent Accounting Pronouncements
     During the three months ended March 31, 2011, there were no new accounting pronouncements that would have had a material effect on our unaudited condensed consolidated financial statements. For a description of recent accounting pronouncements relevant to us, please refer to “Recent Accounting Pronouncements” section included in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2010.
2. Supplemental Financial Information
Net Revenue
     The following table presents details of our product revenue:

	Three Months Ended
	March 31,
	2011	2010
Product sales made through direct sales force (1)	76.9%	80.5%
Product sales made through distributors(2)	23.1	19.5

	100.0%	100.0%

(1)	Includes 9.0% and 5.5% of product sales maintained under hubbing arrangements with certain of our customers in the three months ended March 31, 2011 and 2010, respectively.

(2)	Includes 8.1% and 5.3% of product sales maintained under fulfillment distributor arrangements in the three months ended March 31, 2011 and 2010, respectively.
     Income from the Qualcomm Agreement is expected to be recognized in the remainder of 2011 through 2013 as follows:

	2011	2012	2013	Thereafter	Total
	(In millions)
Income from Qualcomm Agreement	$155	$186	$86	$—	$427
Inventory
     The following table presents details of our inventory:

	March 31,	December 31,
	2011	2010
	(In millions)
Work in process	$225	$279
Finished goods	325	319

	$550	$598

Property and Equipment
     The following table presents details of our property and equipment:

		March 31,	December 31,
	Useful Life	2011	2010
	(In years)	(In millions)
Leasehold improvements	1 to 10	$177	$173
Office furniture and equipment	3 to 7	29	29
Machinery and equipment	3 to 5	343	313
Computer software and equipment	2 to 4	149	142
Construction in progress	N/A	19	14

		717	671
Less accumulated depreciation and amortization		(426)	(405)

		$291	$266

Goodwill
     The following tables summarize the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &
	Communications	Wireless	Networking	Consolidated
	(In millions)
Goodwill	$595	$990	$1,909	$3,494
Accumulated impairment losses	—	(543)	(1,286)	(1,829)

Goodwill at December 31, 2010	$595	$447	$623	$1,665

Effects of foreign currency translation				12

Goodwill at December 31, 2010				$1,677

	Reportable Segments
	Broadband	Mobile &	Infrastructure &
	Communications	Wireless	Networking	Consolidated
	(In millions)
Goodwill at December 31, 2010	$595	$447	$623	$1,665
Other	2	—	—	2

Goodwill at March 31, 2011	$597	$447	$623	$1,667

Effects of foreign currency translation				18

Goodwill at March 31, 2011				$1,685

Purchased Intangible Assets
     The following table presents details of our purchased intangible assets:

	March 31, 2011			December 31, 2010
		Accumulated			Accumulated
		Amortization &			Amortization &
	Gross	Impairments	Net	Gross	Impairments	Net
			(In millions)
Developed technology	$485	$(255)	$230	$485	$(240)	$245
In-process research and development	56	—	56	56	—	56
Customer relationships	154	(108)	46	154	(102)	52
Customer backlog	10	(9)	1	10	(8)	2
Other	11	(9)	2	11	(9)	2

	$716	$(381)	$335	$716	$(359)	$357

Effects of foreign currency translation			11			9

			$346			$366

     The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Cost of product revenue	$15	$7
Other operating expenses	7	3

	$22	$10

     The following table presents details of the amortization of existing purchased intangible assets, including IPR&D, that is currently estimated to be expensed in the remainder of 2011 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)
Cost of product revenue	$43	$72	$64	$49	$29	$38	$295
Other operating expenses	22	10	3	3	4	9	51

	$65	$82	$67	$52	$33	$47	$346

Accrued Liabilities
     The following table presents details of our accrued liabilities:

	March 31,	December 31,
	2011	2010
	(In millions)
Accrued rebates	$281	$270
Accrued settlement charges	20	17
Accrued legal costs	30	28
Accrued taxes	16	14
Warranty reserve	11	13
Other	58	62

	$416	$404

Other Long-Term Liabilities
     The following table presents details of our other long-term liabilities:

	March 31,	December 31,
	2011	2010
	(In millions)
Deferred rent	$41	$39
Accrued taxes	29	29
Deferred tax liabilities	34	35
Accrued settlement charges	35	38
Other long-term liabilities	12	9

	$151	$150

Accrued Rebate Activity
     The following table summarizes the activity related to accrued rebates:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Beginning balance	$270	$162
Charged as a reduction of revenue	152	104
Reversal of unclaimed rebates	(2)	(2)
Payments	(139)	(69)

Ending balance	$281	$195

Warranty Reserve Activity
     The following table summarizes activity related to the warranty reserve:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Beginning balance	$13	$10
Charged to costs and expenses	2	5
Payments	(4)	(1)

Ending balance	$11	$14

Computation of Net Income Per Share
     The following table presents the computation of net income per share:

	Three Months Ended
	March 31,
	2011	2010
	(In millions, except per share data)
Numerator: Net income	$228	$210

Denominator for net income per share (basic)	539	495
Effect of dilutive securities:
Stock awards	36	32

Denominator for net income per share (diluted)	575	527

Net income per share (basic)	$0.42	$0.42

Net income per share (diluted)	$0.40	$0.40

     Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 11 million and 53 million anti-dilutive common share equivalents in the three months ended March 31, 2011 and 2010, respectively.
Supplemental Cash Flow Information

     In the three months ended March 31, 2011 we paid $1 million related to share repurchases that had not settled by December 31, 2010 and accrued $24 million related to unsettled share repurchases at March 31, 2011. In the three months ended March 31, 2011 we received $4 million related to stock option exercises that had not settled by December 31, 2010. In the three months ended March 31, 2011, we paid $12 million for capital equipment that was accrued as of December 31, 2010 and had billings of $14 million for capital equipment that were accrued but not yet paid as of March 31, 2011.
3. Business Combinations
     There were no business combinations completed in the three months ended March 31, 2011. In March 2010 we acquired Teknovus, Inc., a leading supplier of Ethernet Passive Optical Network chipsets and software for $109 million, exclusive of cash acquired. We also assumed $14 million of Teknovus debt which was subsequently repaid in the three months ended March 31, 2010. No equity awards were assumed in this acquisition.
     In April 2011, we announced that we acquired Provigent Inc., a privately-held company that provides highly integrated, high performance, mixed signal semiconductors for microwave backhaul systems. In connection with the acquisition, we paid approximately $313 million, net of cash assumed, to acquire all of the outstanding shares of capital stock and other equity rights of Provigent. The purchase price was paid in cash, except that a portion attributable to certain unvested employee stock options will be paid in the form of Broadcom equity awards. A portion of the cash consideration was placed into escrow pursuant to the terms of the acquisition agreement.
     Our primary reasons for these acquisitions were to expand our addressable market in the Infrastructure & Networking market, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities.
     In November 2010 we acquired Beceem Communications, Inc., or Beceem, a company that develops SoC solutions for LTE and WiMAX 4G connectivity. We preliminarily estimated the fair value of the tax assets and tax liabilities for the Beceem acquisition, which closed on November 24, 2010. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. We expect to finalize the Beceem allocation in the three months ending June 30, 2011.
     In the three months ended March 31, 2011 we completed the purchase price allocation of Gigle Networks Inc., which was acquired in December 2010.
     Contingent Consideration
     In connection with our 2010 acquisitions of Gigle Networks Inc. and Percello Ltd., additional cash consideration of up to $20 million may be paid to former shareholders upon satisfaction of certain future performance goals. In connection with this contingent consideration, we originally recorded an estimated $1 million liability. As of March 31, 2011, there have been no changes to our original estimates for Gigle or Percello.
     Supplemental Pro Forma Data (Unaudited)
     The unaudited pro forma statement of income data below gives effect to our 2010 acquisitions that were completed during 2010 as if they had occurred at the beginning of 2010. The following data includes the amortization of purchased intangible assets and stock-based compensation expense. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place at the beginning of 2010.

Three Months Ended
March 31,
2010
Pro forma net revenue	$1,490

Pro forma net income	$171

Pro forma net income per share (basic)	$0.35

Pro forma net income per share (diluted)	$0.33

4. Cash, Cash Equivalents and Marketable Securities
     A summary of our cash, cash equivalents and short- and long-term marketable securities by major security type follows:

		Short-Term	Long-Term
	Cash and	Marketable	Marketable
	Cash Equivalents	Securities	Securities	Total
	(In millions)
March 31, 2011
Cash	$117	$—	$—	$117
Bank deposits	597	—	—	597
Certificate of deposits	5	5	1	11
Money market funds	299	—	—	299
U.S. treasury and and agency obligations	30	454	1,464	1,948
Foreign government and agency obligations	—	1	5	6
Commercial paper	563	80	—	643
Corporate bonds	26	102	172	300
Asset-backed securities and other	—	3	7	10

	$1,637	$645	$1,649	$3,931

December 31, 2010
Cash	$103	$—	$—	$103
Bank deposits	455	—	—	455
Money market funds	641	—	—	641
U.S. treasury and and agency obligations	4	586	1,360	1,950
Commercial paper	419	363	—	782
Corporate bonds	—	86	41	127

	$1,622	$1,035	$1,401	$4,058

     The following table presents the gross unrealized gains and losses and fair values for those investments aggregated by major security type:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In millions)
March 31, 2011
U.S. treasury and and agency obligations	$1,952	$1	$(5)	$1,948

December 31, 2010
U.S. treasury and and agency obligations	$1,953	$2	$(5)	$1,950

     The following table shows the fair value measurements for those investments aggregated by major security type:

	Level 1	Level 2	Level 3	Fair Value
	(In millions)
March 31, 2011
Cash	$117	$—	$—	$117
Bank deposits	597	—	—	597
Certificate of deposits	11	—	—	11
Money market funds	299	—	—	299
U.S. treasury and and agency obligations	1,948	—	—	1,948
Foreign government and agency obligations	6	—	—	6
Commercial paper	—	643	—	643
Corporate bonds	17	283	—	300
Asset-backed securities and other	—	10	—	10

	$2,995	$936	$—	$3,931

December 31, 2010
Cash	$103	$—	$—	$103
Bank deposits	455	—	—	455
Money market funds	641	—	—	641
U.S. treasury and and agency obligations	1,950	—	—	1,950
Commercial paper	—	782	—	782
Corporate bonds	20	107	—	127

	$3,169	$889	$—	$4,058

     There were no transfers between Level 1, Level 2 or Level 3 securities in the three months ended March 31, 2011. All of our long-term marketable securities had maturities of between one and three years in duration at March 31, 2011.
     At March 31, 2011 we had 187 investments that were in an unrealized loss position for less than 12 months. The gross unrealized losses were due to changes in interest rates. We have determined that the gross unrealized losses on these investments at March 31, 2011 are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.
5. Income Taxes
     We recorded a tax provision of $4 million and $2 million for the three months ended March 31, 2011 and 2010, respectively. Our effective tax rates were 2.0% and 1.0% in the three months ended March 31, 2011 and 2010, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate in the three months ended March 31, 2011 and 2010, and $4 million of tax benefits in the three months ended March 31, 2010 resulting primarily from the March 22, 2010 decision in the U.S. Court of Appeals for the Ninth Circuit case concerning Xilinx (as disclosed in prior periods).
     We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $15 million and $17 million at March 31, 2011 and December 31, 2010, respectively.
     We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2002 through 2010 tax years generally remain subject to examination by tax authorities. Our income tax returns for the 2004, 2005 and 2006 tax years are currently under examination by the Internal Revenue Service.
     As previously disclosed, on January 28, 2011, we received Notices of Proposed Adjustment, or NOPAs, from the IRS proposing increases to our taxable income for our 2004 to 2006 tax years. The proposed adjustments would increase income for 2004 through 2006 by approximately $1.55 billion and decrease our net operating loss carryforwards into the 2004 tax year by $476 million. The NOPAs primarily relate to transfer pricing in connection with our R&D cost-sharing arrangement with a foreign subsidiary that commenced in 1998, referred to as the 1998 Agreement. The IRS audited the 1998 Agreement in connection with our 1999 and 2000 taxable years. The parties had previously reached an agreement that we have followed. The IRS’s transfer pricing position in the NOPAs is similar to the transfer pricing position it recently advocated in VERITAS v. Commissioner, 133 T.C. No. 14 (2009) where the Court held that the IRS’s proposed adjustments were arbitrary, capricious and unreasonable. We have reviewed the NOPAs and evaluated any potential impact of the proposed adjustments. We disagree with the IRS’s position and intend to pursue all available administrative and judicial remedies to resolve the issue. We do not expect that the NOPAs or the IRS examination will have a material effect on our financial condition or results of operations. It is possible, however, that we may not prevail on this issue in whole or in part, and we are in ongoing discussions with the IRS and could choose to settle this matter, either of which could result in the utilization of a portion of our net operating loss carryforwards.
     In December, 2010 the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted. A provision in this legislation provided for the extension of the research and development tax credit for qualifying expenditures paid or incurred from January 1, 2010 through December 31, 2011. As a result of this legislation, we generated federal research and development tax credits of $90 million for the year ended December 31, 2010 and expect to generate additional research and development tax credits for the year ended December 31, 2011. These tax credits which if unutilized, will carry forward to future periods. No tax benefit was recorded for these carryforwards since we have a full valuation allowance on our U.S. deferred tax assets.
     We operate under tax holidays in Singapore, which are effective through March 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds.

6. Long-Term Debt
     The following table presents details of our long-term debt liabilities:

	March 31,		December 31,
	2011		2010
	(In millions, except percentage data)
		Effective		Effective
	Amount	Rate	Amount	Rate
1.500% fixed-rate notes, due 2013	$300	1.605%	$300	1.605%
2.375% fixed-rate notes, due 2015	400	2.494%	400	2.494%

Total	700		700

Unaccreted Discount	(3)		(3)

Total	$697		$697

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
     The effective rates for the fixed-rate debt include the interest on the notes and the accretion of the original issue discount. Based on estimated market prices, the fair value of our Notes was $686 million and $687 million as of March 31, 2011 and December 31, 2010, respectively.
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

Credit Facility
     In November 2010, we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swingline loans and letters of credit in an aggregate amount of up to $500 million. The credit facility matures on November 19, 2014, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. We did not draw on our credit facility during 2010 or in the three months ended March 31, 2011.
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
7. Shareholders’ Equity
Share Repurchase Programs
     In February 2011 we entered into an accelerated share repurchase, or ASR, agreement to repurchase $300 million dollars of our Class A common stock, which was recorded as a reduction to shareholders’ equity. Under the ASR program, a majority of the shares repurchased were immediately retired and, depending on the average daily volume weighted average price of our Class A common stock during the specified term, we may receive additional shares back at the conclusion of the program.
     Under the terms of the ASR, we paid $300 million in cash during the quarter, and subsequently received and cancelled 6 million shares of our Class A common stock. At March 31, 2011 under the terms of the agreement, $41 million was pending final settlement which represents an additional 1 million shares at a weighted average price of $42.64. The ASR is expected to conclude in May 2011.
     In February 2010, we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset dilution of incremental grants of stock awards associated with our stock incentive plans. The maximum number of shares of our Class A common stock that may be repurchased in any one year (including under an ASR or other arrangement) is equal to the total number of shares issued pursuant to our equity awards in the previous year and the current year. Our February 2010 share repurchase program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. In addition to the shares repurchased under the ASR, we repurchased approximately 4 million and 5 million shares of our Class A common stock at a weighted average price of $40.18 and $29.75 per share in the three months ended March 31, 2011 and 2010, respectively.
     Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Quarterly Dividend
     In January 2011, our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased the quarterly cash dividend by 12.5% to $0.09 per share ($0.36 per share on an annual basis) and declared a quarterly cash dividend of $0.09 per share payable to holders of our common stock. In the three months ended March 31, 2011 and 2010 we paid $49 million and $40 million, respectively, in dividends to holders of our Class A and Class B common stock. These dividends were paid from U.S. domestic sources other than our retained earnings and are accounted for as reductions of shareholders’ equity.
Comprehensive Income
     The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Net income	$228	$210
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(1)	1
Translation adjustments	11	6

Total comprehensive income	$238	$217

8. Employee Benefit Plans
Combined Incentive Plan Activity
     Activity under all stock option incentive plans in the three months ended March 31, 2011 is set forth below:

	Options Outstanding
			Weighted	Weighted
			Average	Average
		Exercise	Exercise	Grant-Date
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
	(In millions, except per share data)
Balance at December 31, 2010	78	$0.01 - 48.63	$27.05	$15.05
Options granted(1)	—	45.82 - 45.82	45.82	11.72
Options cancelled (2)	—	0.55 - 46.01	26.49	11.74
Options exercised	(5)	0.01 - 45.05	24.08	14.50

Balance at March 31, 2011	73	$0.01 - 48.63	$27.24	$15.13

(1)	Less than one million stock options were granted in the three months ended March 31, 2011.

(2)	Less than one million stock options were cancelled in the three months ended March 31, 2011.

     Restricted stock unit activity in the three months ended March 31, 2011 is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In millions, except per share data)
Balance at December 31, 2010	28	$27.17
Restricted stock units granted	8	44.92
Restricted stock units cancelled(1)	—	30.84
Restricted stock units vested	(4)	26.41

Balance at March 31, 2011	32	$31.84

(1)	Less than one million restricted stock units were cancelled in the three months ended March 31, 2011.
     In January 2011, the Compensation Committee adopted a Performance Restricted Stock Units Incentive Award Program, or the PRSU Program. Under the PRSU Program, and at the sole discretion of the Compensation Committee, certain of our executives will annually be designated as participants. The PRSU Program was adopted under, and all awards and grants under the program shall be pursuant to, the Broadcom Corporation 1998 Stock Incentive Plan, as amended and restated. The Compensation Committee designated the first performance cycle under the PRSU Program to be January 1, 2010 through December 31, 2010. Pursuant to the PRSU Program, a participant has the opportunity to receive grants of performance-based RSUs, or PRSUs if the performance targets established by the Compensation Committee have been met for a performance cycle (typically, January 1 through December 31 of a subject year). In 2011, our executive officers received PRSUs, in lieu of stock options, and additionally, continued to receive time-based grants of RSUs. In 2011 we granted 0.2 million PRSUs that were based on 2010 performance targets under the PRSU Program. Under the terms of the PRSU Program, the award recipients were also awarded grants of the same number of PRSUs to be made in the subsequent two calendar years on the basis of having met the 2010 performance targets. These PRSU grants were included in both the computation of stock-based compensation expense and diluted net income per share.
     In February 2011, as part of Broadcom’s regular annual equity compensation review program, our Compensation Committee granted 6 million restricted stock units.
     The per share fair values of stock options and employee stock purchase rights granted in the three months ended March 31, 2011 in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	Employee
	Stock	Employee
	Purchase	Stock
	Rights	Options
Expected life (in years)	1.09	3.60
Implied Volatility	0.34	0.34
Risk-free interest rate	0.34%	1.56%
Expected dividend yield	0.80%	0.80%
Weighted average fair value	$12.29	$11.72

     The weighted average fair values per share of the restricted stock units granted in the three months ended March 31, 2011 was $44.92 calculated based on the fair market value of our Class A common stock on the respective grant dates less any expected dividend yield.
Stock-Based Compensation Expense
     The following table presents details of total stock-based compensation expense that is included in each functional line item on our unaudited condensed consolidated statements of income:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Cost of product revenue	$7	$7
Research and development	101	89
Selling, general and administrative	36	31
     The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2011 through 2015 related to unvested share-based payment awards at March 31, 2011:

	2011	2012	2013	2014	2015	Total
	(In millions)
Unearned stock-based compensation	$360	$344	$222	$111	$12	$1,049
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
9. Litigation
     We and certain of our subsidiaries are currently parties to various legal proceedings, including those noted in this section. Unless specifically noted below, during the period presented we have not: recorded any accrual for loss contingencies associated with the legal proceedings described below; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable. We are engaged in numerous other legal actions not described below arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
     From time to time we may conclude it is in the best interests of our shareholders, employees, and customers to settle one or more litigation matters, and any such settlement could include substantial payments; however, other than as noted below, we have not reached this conclusion with respect to any particular matter at this time. There are a variety of factors that influence our decisions to settle and the amount we may choose to pay, including the strength of our case, developments in the litigation, the behavior of other interested parties, the demand on management time and the possible distraction of our employees associated with the case and/or the possibility that we may be subject to an injunction or other equitable remedy. It is difficult to predict whether a settlement is possible, the amount of an appropriate settlement or when is the opportune time to settle a matter in light of the numerous factors that go into the settlement decision.

     Intellectual Property Proceedings
     As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, from October 2007 through March 2011 we were involved in litigation with Wi-LAN Inc. In March 2011, Broadcom and Wi-LAN signed a Settlement and Patent License Agreement and dismissed with prejudice all pending claims and counterclaims associated with that litigation. The consideration paid and to be paid under the agreement was allocated on a relative fair value basis between a loss on settlement for litigation, which was reported in 2010, and intellectual property rights, which will be amortized over the useful life of the intellectual property.
     In November 2009 we filed a complaint in the United States District Court for the Eastern District of Texas against the Commonwealth Scientific and Industrial Research Organisation, or CSIRO, seeking a declaratory judgment that U.S. Patent Number 5,487,069 is invalid, unenforceable and not infringed. CSIRO has answered the complaint and counterclaimed for infringement against Broadcom wireless LAN products and seeking damages, attorney’s fees, and an injunction. In connection with an ex parte reexamination, the Patent Office has recently issued a Reexamination Certificate allowing the original claims of CSIRO’s patent and adding some amended claims. On March 31, 2011, the Court granted CSIRO’s motion to add its amended claims to the case. Trial has been set for April 2012.
     In September 2009 we filed a complaint in the United States District Court for the Central District of California against Emulex Corporation, or Emulex, alleging infringement of ten patents generally relating to networking technologies. In subsequent filings, we added two additional patents and dropped four patents, bringing the total to eight asserted patents. Our complaints seek injunctions against Emulex and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In its answers, Emulex denied liability and asserted counterclaims seeking a declaratory judgment that the asserted patents are invalid and not infringed. Discovery is currently underway, with trial set for September 2011.
     In August 2010, Broadcom filed a motion to intervene (i.e., to be added as a party) in U.S. Ethernet Innovations, LLC v. Acer, Inc., Case No. 10-cv-03724-JW (N.D. Cal.). In this case, U.S. Ethernet Innovations, LLC, or USEI, filed a patent infringement complaint alleging that numerous companies, including certain Broadcom customers, infringe four patents relating generally to Ethernet technology. USEI seeks monetary damages, attorney’s fees, and an injunction. Defendants have filed answers denying the allegations in USEI’s complaint and asserting counterclaims for declaratory judgment that USEI’s patents are invalid, unenforceable, and not infringed. Broadcom contends that it has a license related to USEI’s patents and is seeking to assert this license as a defense. In December 2010, the Court granted Broadcom’s motion to intervene. The Court has scheduled a claim construction hearing for October 2011, and no trial date has been set.
     As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, since December 2006 Broadcom and its subsidiary, Global Locate, Inc., were engaged in various litigation matters with SiRF Technology, Inc., which company was later acquired by CSR plc. On January 10, 2011, Broadcom and CSR announced that the parties had settled all outstanding litigation between themselves and their subsidiaries, that the parties would seek to dismiss their various pending actions, and that they had agreed not to pursue any patent infringement actions or claims against each other, or against any third parties based on use of each others’ products, for a period of five years. The consideration received and to be received under the agreement was allocated on a relative fair value basis between a settlement gain, which was partially recognized in the three months ended March 31, 2011 and patent licensing royalty revenue. Revenue derived from the patent license will be recognized as licensing revenue.
     On December 1, 2010, Rambus Inc. filed a complaint in the United States District Court for the Northern District of California against Broadcom, alleging that certain Broadcom products infringe nineteen patents relating generally to memory controller and high speed interface technologies. Broadcom filed its response to Rambus’ complaint on January 26, 2011. On January 28, 2011, Broadcom filed a motion to stay the action pending completion of certain ITC proceedings discussed below. On February 23, 2011, the case was designated as a related case with certain other cases filed by Rambus against third parties Freescale Semiconductor, Inc., LSI Corporation, MediaTek, Inc., NVIDIA Corporation and STMicroelectronics N.V.
     On December 1, 2010, Rambus Inc. filed a complaint in the ITC against Broadcom and numerous other parties, asserting that Broadcom engaged in unfair trade practices by importing certain memory controllers and devices having certain accused interface technologies that allegedly infringe six patents. The complaint seeks an exclusion order to bar importation into the United States all semiconductor chips that include memory controllers and/or peripheral interfaces that are manufactured, imported, or sold for importation that infringe any claim of the asserted patents, and all products incorporating the same. The complaint further seeks a cease and desist order directing Broadcom and other parties to cease and desist from importing, marketing, advertising, demonstrating, sampling, warehousing inventory for distribution, offering for sale, selling, distributing, licensing, or using any semiconductor chips that include memory controllers and/or peripheral interfaces, and products containing such semiconductor chips, that infringe any claim of the asserted patents. On December 29, 2010, the ITC voted to institute an investigation based on Rambus’ complaint. Broadcom filed its response to the complaint on February 1, 2011. Discovery in the case is proceeding. On March 3, 2011 Broadcom and certain other respondents filed a motion to stay the investigation pending the completion of appellate proceedings in a prior ITC investigation, No. 337-TA-661, involving some of the same patents at issue in this investigation. Rambus and the ITC staff have opposed a stay, and no ruling has yet been issued. Trial is currently scheduled to commence on October 11, 2011, and the target date for a Final Determination by the ITC is currently May 14, 2012.
     On March 22, 2011, Azure Networks, LLC and Tri-County Excelsior Foundation filed a complaint in the United States District Court for the Eastern District of Texas against Broadcom, alleging that certain Broadcom products infringe US Patent No. 7,756,129, allegedly relating to certain Bluetooth technologies. Broadcom’s response to the complaint has not yet been filed.
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

     In August 2009 Broadcom, by and through its SLC, plaintiffs and certain of the defendants executed a Stipulation and Agreement of Partial Settlement, or Partial Derivative Settlement, in the federal derivative action pertaining to past employee stock option grants. The Partial Derivative Settlement resolved all claims in the action against the defendants, other than three individuals: Dr. Henry T. Nicholas, III, our former President and Chief Executive Officer and former Co-Chairman of the Board, William J. Ruehle, our former Chief Financial Officer, and Dr. Henry Samueli, our Chief Technical Officer and current nominee to our Board of Directors. In connection with the Partial Derivative Settlement, Broadcom and certain of the defendants also entered into a settlement with Broadcom’s directors and officers liability insurance carriers, or Insurance Agreement. In December 2009 the District Court entered an order granting final approval of the Partial Derivative Settlement. In January 2010 Dr. Nicholas, Mr. Ruehle, and Dr. Samueli filed notices of appeal of the order in the United States Court of Appeals for the Ninth Circuit.
     In March 2011, Broadcom, plaintiffs and the three remaining defendants executed a Stipulation and Agreement of Settlement, or Derivative Settlement, in the federal derivative action. If the Derivative Settlement is approved by the District Court and the judgment becomes final and non-appealable, then:
-	Broadcom will receive payment from Dr. Nicholas of $27 million, which will be recorded as a settlement gain in our unaudited condensed consolidated statements of income;
-	Mr. Ruehle will execute a Notice of Dismissal with Prejudice of an action filed by him against Broadcom, which seeks damages in excess of $26 million;
-	Broadcom will cancel unexercised Broadcom stock options held by Dr. Samueli and valued by Broadcom at $24 million for purposes of the settlement (using the same methodology used to value equity granted to employees in the February annual focal compensation review). However, the final valuation of Dr. Samueli’s unexercised stock options for purposes of determining the impact to Broadcom’s statement of income will ultimately be determined at the time of Court approval using a Black-Scholes analysis based on the closing price of Broadcom’s Class A common stock on that date (and in all likelihood will differ from the $24 million valuation used for the settlement). This amount will be recorded as a settlement gain in our unaudited condensed consolidated statements of income;
-	Dr. Samueli will contribute $2 million in cash to the Broadcom Foundation; and
-	Dr. Nicholas, Mr. Ruehle and Dr. Samueli will be dismissed with prejudice from the federal consolidated shareholder derivative litigation.
     Broadcom has agreed to pay plaintiffs’ counsel $25 million of the settlement proceeds for attorneys’ fees, expenses, and costs, subject to Court approval, which will be recorded as an operating expense in our unaudited condensed consolidated statements of income. In addition, upon final Court approval and receipt of the settlement consideration, Broadcom expects to contribute approximately $25 million to the Broadcom Foundation, which will be recorded as a charitable contribution in our unaudited condensed consolidated statements of income. On March 24, 2011 the District Court issued an order preliminarily approving the Derivative Settlement. A final approval hearing has been scheduled for May 16, 2011. The amounts described above have not been recorded in our statement of income in the three months ended March 31, 2011 as final court approval has not been received.
     On April 7, 2011, the parties to the state derivative action filed a stipulation providing that the plaintiffs will file with the state court a request for dismissal of the state derivative action with prejudice if the District Court grants final approval of the Derivative Settlement and the judgment becomes final and non-appealable.
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

     We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, arising from the Options Derivative Actions, and the prior related stock option class actions and SEC and U.S. Attorney’s Office investigations (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). Pursuant to the Insurance Agreement, and subject to the terms described more completely therein, including relinquishing of rights to any further recovery as to the matters described above under these directors’ and officers’ liability insurance policies by Broadcom and certain of its former and current officers and directors, Broadcom received payments totaling $118 million from its insurance carriers which was recorded as a $91 million, $17 million and $10 million reduction of selling, general and administrative expenses in 2009, 2008 and 2007, respectively. We did not receive any additional proceeds from insurance carriers in 2010. The $118 million includes $43 million in reimbursements previously received from the insurance carriers under reservations of rights, and $75 million paid to Broadcom upon final approval of the Partial Derivative Settlement. In addition, Broadcom paid $12 million to the lead federal derivative plaintiffs’ counsel for attorneys’ fees, expenses and costs of plaintiffs’ counsel in connection with the Partial Derivative Settlement and their prosecution of the derivative action. As of March 31, 2011, in connection with our securities litigation and related government investigations, we have advanced approximately $175 million to certain current and former officers for attorney and expert fees, which amount has been expensed. Pursuant to the Insurance Agreement, we agreed to indemnify and hold harmless the insurance carriers in connection with certain proceedings that might be brought against the carriers by non-settling parties. In October 2010 the insurance carriers notified us that they received mediation demands from certain non-settling derivative defendants and tendered those claims to Broadcom for indemnity.
     In the event that the trial court’s approval of the Partial Derivative Settlement is reversed or vacated by an appellate court or otherwise does not become final and non-appealable, Broadcom in its sole discretion has the election to either provide a release to the insurance carriers and indemnify them related to any future claims and retain the $118 million in accordance with the Insurance Agreement or to repay to the insurance carriers certain portions of the aggregate amount previously paid to Broadcom.
     In December 2010 Nancy Tullos, our former Vice President of Human Resources, sent Broadcom an arbitration demand seeking $6 million plus attorney’s fees and alleging that Broadcom breached the terms of a 2003 separation agreement by cancelling certain stock options granted to Ms. Tullos. In January 2011, Broadcom responded, denying her allegations and counterclaiming for attorney’s fees that were advanced to Ms. Tullos in litigations regarding Broadcom’s past stock options practices. The arbitration is scheduled for June 2011.
     General
     We and our subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.
The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. The resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or ongoing royalties, which could adversely impact our product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for us. From time to time we may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceeding could require us to incur substantial settlement payments and costs. Furthermore, the settlement of any intellectual property proceeding may require us to grant a license to certain of our intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. In addition, from time to time we are approached by holders of intellectual property to engage in discussions about our obtaining licenses to their intellectual property. We will disclose the nature of any such discussion if we believe that (i) it is probable an intellectual property holder will assert a claim of infringement, (ii) there is a reasonable possibility the outcome (assuming assertion) will be unfavorable, and (iii) the resulting liability would be material to our financial condition.

10. Business Enterprise Segments, Significant Customer and Geographical Information
Business Enterprise Segments
     Broadcom has three reportable segments consistent with our target markets. Our three reportable segments are: Broadband Communications (Home), Mobile & Wireless (Hand) and Infrastructure & Networking (Infrastructure). Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the reporting segment level. In January 2011, our Mobile Platforms and Wireless Connectivity businesses were combined for internal reporting purposes which aligns with our externally reported Mobile & Wireless segment.
     We also report an “All Other” category that primarily includes licensing revenue from our agreement with Verizon Wireless and income from the Qualcomm Agreement since they are principally the result of corporate efforts. “All Other” also includes operating expenses that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. Operating costs and expenses that are not allocated include stock-based compensation, amortization of purchased intangible assets, impairment of goodwill and other long-lived assets, net settlement costs, net restructuring costs, charitable contributions, employer payroll tax on certain stock option exercises, and other miscellaneous expenses related to corporate allocations that were either over or under the original projections at the beginning of the year. We include stock-based compensation and acquisition-related items in the “All Other” category as decisions regarding equity compensation are made at the corporate level and our CODM reviews reportable segment performance exclusive of these charges. In 2010, we reclassified the amortization of acquired inventory valuation step-up from its respective reportable segment into the “All Other” category, as these charges are the result of acquisition accounting and we believe these amounts should not be included when measuring our reportable segments’ operating performance. Prior period amounts have been reclassified to conform to the current period presentation. Our CODM does not review information regarding total assets, interest income or income taxes on an operating segment basis. The accounting policies for segment reporting are the same as for Broadcom as a whole.
     The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In millions)
Three Months Ended March 31, 2011
Net revenue	$490	$855	$419	$52	$1,816
Operating income (loss)	84	139	153	(143)	233

Three Months Ended March 31, 2010
Net revenue	$464	$554	$392	$52	$1,462
Operating income (loss)	84	61	154	(92)	207

Included in the “All Other” Category:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Net revenue	$52	$52

Stock-based compensation	$144	$127
Amortization of purchased intangible assets	22	10
Amortization of acquired inventory valuation step-up	5	4
Impairment of long-lived assets	9	—
Settlement costs (gains), net	(5)	3
Employer payroll tax on certain stock option exercises	3	1
Miscellaneous corporate allocation variances	17	(1)

Total other operating costs and expenses	$195	$144

Total operating loss for the “All Other” category	$(143)	$(92)

Significant Customer and Geographical Information
     Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended
	March 31,
	2011	2010
Five largest customers as a group	41.6%	35.2%
     Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Three Months Ended
	March 31,
	2011	2010
China (exclusive of Hong Kong)	31.7%	27.7%
Hong Kong	25.7	26.7
Other Asia (primarily Singapore and Taiwan)	37.2	38.3
Europe	2.4	2.4
Other	2.2	1.2

	99.2%	96.3%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
     You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.
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
     All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected total net revenue, costs and expenses and product and total gross margin; our accounting estimates, assumptions and judgments; the demand for our products; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; the impact of the earthquake and other recent events in Japan on our results of operations; our ability to consummate acquisitions and integrate their operations successfully; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense and stock-based compensation as a percentage of revenue; manufacturing, assembly and test capacity; the effect that economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; our success in pending intellectual property litigation matters; our potential needs for additional capital; inventory and accounts receivable levels; the impact of the Internal Revenue Service review of certain income tax returns on our results of operations; the amount of research and development tax credits we expect to generate during 2011; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; the level of accrued rebates, and income we expect to record in connection with the Qualcomm Agreement or similar arrangements in the future. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
Overview
     Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a prominent technology innovator and global leader in semiconductors for wired and wireless communications. Broadcom® products enable the delivery of voice, video, data and multimedia to and throughout the home, the office and the mobile environment. We provide the industry’s broadest portfolio of state-of-the-art system-on-a-chip, or SoC, and embedded software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices.

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
     Our diverse product portfolio includes:
•	Broadband Communications (Solutions for the Home) — Highly integrated solutions for the connected home, including set-top-boxes and media servers, residential gateways, home networking, femtocells, high definition TV platforms, Blu-ray Disc® players and digital video recorders (DVRs).

•	Mobile & Wireless (Solutions for the Hand) — Low-power, high-performance and highly integrated solutions powering the mobile ecosystem, including Wi-Fi and Bluetooth, cellular modems, personal navigation and global positioning, near field communications, multimedia and application processing, and mobile power management solutions.

•	Infrastructure & Networking (Solutions for Infrastructure) — Highly integrated solutions for carriers, service providers, enterprises, small-to-medium businesses and data centers for network infrastructure needs, including switches and physical layer (PHY) devices for local, metropolitan, wide area and storage networking; switch fabric solutions; and high-speed controllers.
     Our product revenue consists principally of sales of semiconductor devices and, to a lesser extent, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. The majority of our product sales occur through the efforts of our direct sales force. The remaining balance of our product sales occurs through distributors. Our licensing revenue and income is generated from the licensing of our intellectual property, of which the vast majority to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm Incorporated. The licensing revenue from our agreement with Verizon Wireless ended in March 2009 and the income from the Qualcomm Agreement is non-recurring and will terminate in 2013. There can be no assurances that we will be able to enter into similar arrangements in the future. At March 31, 2011 we had deferred income of $39 million related to the Qualcomm Agreement.
     A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2010 Annual Report on Form 10-K for the year ended December 31, 2010.
Operating Results for the Three Months Ended March 31, 2011
     In the three months ended March 31, 2011 our net income was $228 million as compared to net income of $210 million in the three months ended March 31, 2010. The increase in profitability was the direct result of a broad-based increase in net revenue of 24.2% primarily in our Mobile & Wireless reportable segment in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 offset in part by lower gross margins and an increase in operating expenses. Other highlights during the three months ended March 31, 2011 include the following:
•	Our cash and cash equivalents and marketable securities were $3.93 billion at March 31, 2011, compared with $4.06 billion at December 31, 2010. We generated cash flow from operations of $334 million during the three months ended March 31, 2011.

•	In January 2011, our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased our quarterly cash dividend by 12.5% to $0.09 per share ($0.36 per share on an annual basis) and declared a quarterly cash dividend of $0.09 per share payable to holders of our common stock.

•	In January 2011, the Compensation Committee adopted a Performance Restricted Stock Units Incentive Award Program, or the PRSU Program. Under the PRSU Program, and at the sole discretion of the Compensation Committee, certain of our executives will annually be designated as participants. The PRSU Program was adopted under, and all awards and grants under the program shall be pursuant to, the

Broadcom Corporation 1998 Stock Incentive Plan, as amended and restated. The Compensation Committee designated the first performance cycle under the PRSU Program to be January 1, 2010 through December 31, 2010. Pursuant to the PRSU Program, a participant has the opportunity to receive grants of performance-based RSUs, or PRSUs if the performance targets established by the Compensation Committee have been met for a performance cycle (typically, January 1 through December 31 of a subject year). In 2011, our executive officers received PRSUs, in lieu of stock options, and additionally, continued to receive time-based grants of RSUs. In 2011 we granted 0.2 million PRSUs that were based on 2010 performance targets under the PRSU Program. Under the terms of the PRSU Program, the award recipients were also awarded grants of the same number of PRSUs to be made in the subsequent two calendar years on the basis of having met the 2010 performance targets. These PRSU grants were included in both the computation of stock-based compensation expense and diluted net income per share.

•	In February 2011, we entered into an accelerated share repurchase, or ASR, agreement to repurchase $300 million dollars of our Class A common stock, which was recorded as a reduction to shareholders’ equity. Under the ASR program, a majority of the shares repurchased were immediately retired and, depending on the average daily volume weighted average price of our Class A common stock during the specified term, we may receive additional shares back at the conclusion of the program. Under the terms of the ASR, we paid $300 million in cash during the quarter and subsequently received and cancelled six million shares of our Class A common stock. At March 31, 2011, under the terms of the agreement $41 million was pending final settlement which represents an additional one million shares at a weighted average price of $42.64. The ASR is expected to conclude in May 2011.

•	In April 2011, we acquired Provigent Inc., a privately-held company that provides highly integrated, high performance, mixed signal semiconductors for microwave backhaul systems. In connection with the acquisition, we paid approximately $313 million, net of cash assumed, to acquire all of the outstanding shares of capital stock and other equity rights of Provigent. The purchase price was paid in cash, except that a portion attributable to certain unvested employee stock options will be paid in Broadcom equity awards. A portion of the cash consideration was placed into escrow pursuant to the terms of the acquisition agreement.

•	In March 2011 an earthquake occurred off the northeast coast of Japan which has disrupted the global supply chain for components manufactured in Japan that are incorporated in our products or included in the end user products of our customers. Due to cross dependencies, supply chain disruptions stemming from the occurrences in Japan could negatively impact the demand for our products, including, for example, if our customers are unable to obtain sufficient supply of other components required for their end products. While we believe our supply is relatively secure, we are currently working with our customers towards the expedited qualification of second source manufacturers for any affected parts. We continue to monitor the effect of the events in Japan on end demand patterns and inventory levels throughout the supply chain.

Business Enterprise Segments.
     The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In millions)
Three Months Ended March 31, 2011
Net revenue	$490	$855	$419	$52	$1,816
Operating income (loss)	84	139	153	(143)	233

Three Months Ended March 31, 2010
Net revenue	$464	$554	$392	$52	$1,462
Operating income (loss)	84	61	154	(92)	207
Included in the “All Other” category:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Net revenue	$52	$52

Stock-based compensation	$144	$127
Amortization of purchased intangible assets	22	10
Amortization of acquired inventory valuation step-up	5	4
Impairment of long-lived assets	9	—
Settlement costs (gains), net	(5)	3
Employer payroll tax on certain stock option exercises	3	1
Miscellaneous corporate allocation variances	17	(1)

Total other operating costs and expenses	$195	$144

Total operating loss for the “All Other” category	$(143)	$(92)

     For additional information about our business enterprise segments, see further discussion in Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.
Factors That May Impact Net Income
     Our net income has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:
•	volume of product sales and corresponding gross margin;

•	required levels of research and development and other operating costs;

•	stock-based compensation expense;

•	licensing and income from intellectual property;

•	deferral of revenue under multiple-element arrangements;

•	amortization of purchased intangible assets;

•	cash-based incentive compensation expense;

•	litigation costs and insurance recoveries;

•	settlement costs or gains;

•	adjustments to tax reserves and the results of income tax audits;

•	the loss of interest income resulting from lower average interest rates and investment balance reductions resulting from expenditures on repurchases of our Class A common stock, dividends and acquisitions of businesses;

•	impairment of goodwill and other long-lived assets;

•	charitable contributions;

•	other-than-temporary impairment of marketable securities and strategic investments;

•	restructuring costs or reversals thereof; and

•	gain (loss) on strategic investments.
Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2011.

Results of Operations
     The following table sets forth certain Unaudited Condensed Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
Net revenue:
Product revenue	96.5%	96.1%
Income from Qualcomm Agreement	2.8	3.5
Licensing revenue	0.7	0.4

Total net revenue	100.0	100.0
Costs and expenses:
Cost of product revenue	49.3	47.5
Research and development	27.4	28.8
Selling, general and administrative	9.8	9.1
Amortization of purchased intangible assets	0.4	0.2
Impairment of long-lived assets	0.5	—
Settlement costs (gains), net	(0.3)	0.2

Total operating costs and expenses	87.1	85.8
Income from operations	12.9	14.2
Interest income, net	—	0.1
Other income (expense), net	(0.1)	0.2

Income before income taxes	12.8	14.5
Provision for income taxes	0.3	0.1

Net income	12.5%	14.4%

     The following table presents details of product and total gross margin as a percentage of product and total revenue, respectively:

	Three Months Ended
	March 31,
	2011	2010
Product gross margin	48.9%	50.5%
Total gross margin	50.7	52.5
     The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the unaudited condensed consolidated statements of income data above:

	Three Months Ended
	March 31,
	2011	2010
Cost of product revenue	0.4%	0.4%
Research and development	5.6	6.1
Selling, general and administrative	2.0	2.1

Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin
     The following tables present net revenue, cost of product revenue, product gross margin and total gross margin:

	Three Months Ended		Three Months Ended			%
	March 31, 2011		March 31, 2010			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Product revenue	$1,752	96.5%	$1,404	96.1%	$348	24.8%
Income from Qualcomm Agreement	52	2.8	52	3.5	—	—
Licensing revenue	12	0.7	6	0.4	6	100.0

Total net revenue	$1,816	100.0%	$1,462	100.0%	$354	24.2%

Cost of product revenue(1)	$895	49.3%	$695	47.5%	$200	28.8%

Product gross margin	48.9%		50.5%		(1.6)%

Total gross margin	50.7%		52.5%		(1.8)%

	Three Months Ended		Three Months Ended			%
	March 31, 2011		December 31, 2010			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Product revenue	$1,752	96.5%	$1,889	97.1%	$(137)	(7.3)%
Income from Qualcomm Agreement	52	2.8	52	2.7	—	—
Licensing revenue	12	0.7	5	0.2	7	140.0

Total net revenue	$1,816	100.0%	$1,946	100.0%	$(130)	(6.7)%

Cost of product revenue(1)	$895	49.3%	$956	49.1%	$(61)	(6.4)%

Product gross margin	48.9%		49.4%		(0.5)%

Total gross margin	50.7%		50.9%		(0.2)%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.
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

     The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue:

	Three Months Ended		Three Months Ended			%
	March 31, 2011		March 31, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Broadband Communications	$490	27.0%	$464	31.7%	$26	5.6%
Mobile & Wireless	855	47.0	554	37.9	301	54.3
Infrastructure & Networking	419	23.1	392	26.8	27	6.9
All other(1)	52	2.9	52	3.6	—	—

Total net revenue	$1,816	100.0%	$1,462	100.0%	$354	24.2%

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent agreements. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
     The increase in net revenue from our Broadband Communications reportable segment resulted primarily from an increase in demand for broadband modems partially offset by a decrease in demand for Blu-ray products. The increase in net revenue from our Mobile & Wireless reportable segment resulted primarily from an increase in demand for our wireless connectivity and cellular solutions. The increase in net revenue from our Infrastructure & Networking reportable segment resulted primarily from an increase in demand for our Ethernet switching products offset in part by a reduction in demand for our Ethernet controller products.
     The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue:

	Three Months Ended		Three Months Ended			%
	March 31, 2011		December 31, 2010			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Broadband Communications	$490	27.0%	$577	29.7%	$(87)	(15.1)%
Mobile & Wireless	855	47.0	908	46.7	(53)	(5.8)
Infrastructure & Networking	419	23.1	409	20.9	10	2.4
All other(1)	52	2.9	52	2.7	—	—

Total net revenue	$1,816	100.0%	$1,946	100.0%	$(130)	(6.7)%

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent agreements. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
     The decrease in net revenue from our Broadband Communications reportable segment resulted primarily from a decrease in demand for our set-top box and broadband modem products. The decrease in net revenue from our Mobile & Wireless reportable segment resulted from a decrease in demand for cellular solutions. The increase in net revenue from our Infrastructure & Networking reportable segment resulted primarily from an increase in demand for our Ethernet switching products.
     We recorded rebates to certain customers of $152 million, or 8.4% of net revenue, $145 million, or 7.5% of net revenue, $104 million, or 7.1% of net revenue, in the three months ended March 31, 2011, December 31, 2010, and March 31, 2010, respectively. The increase in rebates in 2011 was attributable to a change to the mix in sales to customers that participate in our rebate programs, primarily an increase in the Mobile & Wireless area. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs.
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
     For these and other reasons, our total net revenue and results of operations for the three months ended March 31, 2011 and prior periods may not necessarily be indicative of future net revenue and results of operations.
Concentration of Net Revenue
     Income from the Qualcomm Agreement is expected to be recognized in the remainder of 2011 through 2013 as follows:

	2011	2012	2013	Thereafter	Total
	(In millions)
Income from Qualcomm Agreement	$155	$186	$86	$—	$427
     The following table presents details of our product net revenue:

	Three Months Ended
	March 31,
	2011	2010
Product sales made through direct sales force (1)	76.9%	80.5%
Product sales made through distributors(2)	23.1	19.5

	100.0%	100.0%

(1)	Includes 9.0% and 5.5% of product sales maintained under hubbing arrangements with certain of our customers in the three months ended March 31, 2011 and 2010, respectively.

(2)	Includes 8.1% and 5.3% of product sales maintained under fulfillment distributor arrangements in the three months ended March 31, 2011 and 2010, respectively.
     Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended
	March 31,
	2011	2010
Five largest customers as a group	41.6%	35.2%
     We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the remainder of 2011 and for the foreseeable future. The identities of our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period.

     Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Three Months Ended
	March 31,
	2011	2010
China (exclusive of Hong Kong)	31.7%	27.7%
Hong Kong	25.7	26.7
Other Asia (primarily Singapore and Taiwan)	37.2	38.3
Europe	2.4	2.4
Other	2.2	1.2

	99.2%	96.3%

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

     Product gross margin decreased to 48.9% in the three months ended March 31, 2011 as compared to 50.5% in the three months ended March 31, 2010 primarily as a result of ( i) a net increase in excess and obsolete inventory provisions of $10 million due to an increase in the provision for digital TV products and (ii) an increase in amortization of purchased intangibles of $9 million primarily due to our acquisitions completed in the three months ended December 31, 2010.
     Product gross margin decreased to 48.9% in the three months ended March 31, 2011 from 49.4% in the three months ended December 31, 2010 primarily as a result of an increase of $10 million in acquisition-related amortization charges and fixed costs being spread over a lower revenue base, offset in part by (i) a reduction in the excess and obsolete inventory provision of $3 million and (ii) a reduction of warranty provisions of $5 million.
Factors That May Impact Product Gross Margin
     Our product gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:
•	our product mix and volume of product sales (including sales to high volume customers);

•	the positions of our products in their respective life cycles;

•	introduction of products with lower margins;

•	the effects of competition;

•	the effects of competitive pricing programs and rebates;

•	provisions for excess and obsolete inventories and their relationship to demand volatility;

•	manufacturing cost efficiencies and inefficiencies;

•	fluctuations in direct product costs such as silicon wafer costs and assembly, packaging and testing costs, and other fixed costs;

•	our ability to create cost advantages through successful integration and convergence;

•	our ability to advance to the next technology node faster than our competitors;

•	licensing royalties payable by us;

•	product warranty costs;

•	fair value of acquired tangible and intangible assets; and

•	amortization of acquired inventory valuation step-up.
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
     The following table presents details of research and development expense:

	Three Months Ended		Three Months Ended			%
	March 31, 2011		March 31, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Salaries and benefits	$274	15.1%	$219	15.0%	$55	25.1%
Stock-based compensation(1)	101	5.6	89	6.1	12	13.5
Development and design costs	65	3.6	64	4.3	1	1.6
Other	58	3.1	49	3.4	9	18.4

Research and development	$498	27.4%	$421	28.8%	$77	18.3%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.
     The increase in salaries and benefits and stock based compensation increases were primarily attributable to an increase in headcount of approximately 1,125 personnel, bringing headcount to approximately 6,875 at March 31, 2011, which represents a 19.6% increase from our March 31, 2010 levels. Development and design costs were unchanged from the three months ended March 31, 2010, these costs can vary from period to period depending on the timing, development and tape-out of various products. The increase in the Other line item in the above table is primarily attributable to an increase in travel and facilities expenses.
     We expect research and development costs to increase as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies.
     We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. The majority of our new products are now designed in 40 nanometer CMOS processes, and we are preparing for the 28 nanometer process. We currently hold more than 5,100 U.S. and more than 2,200 foreign patents and more than 7,700 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.
Selling, General and Administrative Expense
     Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

     The following table presents details of selling, general and administrative expense:

	Three Months Ended		Three Months Ended			%
	March 31, 2011		March 31, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Salaries and benefits	$72	4.0%	$56	3.8%	$16	28.6%
Stock-based compensation(1)	36	2.0	31	2.1	5	16.1
Legal and accounting fees	46	2.5	27	1.8	19	70.4
Other	25	1.3	19	1.4	6	31.6

Selling, general and administrative	$179	9.8%	$133	9.1%	$46	34.6%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.
     The increase in salaries and benefits and stock based compensation were primarily attributable to an increase in headcount of approximately 300 personnel, bringing headcount to approximately 1,650 at March 31, 2011, which represents a 22.2% increase from our March 31, 2010 levels. The increase in legal and accounting fees related to an increase in legal fees associated with litigation related to our stock options matter. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and prior years’ stock option backdating securities litigation, patent prosecution and filings and various other transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information. The increase in the Other line item in the above table is primarily attributable to an increase in travel and facilities expense.
Stock-Based Compensation Expense
     The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended		Three Months Ended			%
	March 31, 2011		March 31, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Cost of product revenue	$7	0.4%	$7	0.4%	$—	0.0%
Research and development	101	5.6	89	6.1	12	13.5
Selling, general and administrative	36	2.0	31	2.1	5	16.1

	$144	8.0%	$127	8.6%	$17	13.4%

     We recognize stock-based compensation expense related to share-based awards, resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions over their respective service periods. Unearned stock-based compensation is principally amortized ratably over the service periods of the underlying stock options and restricted stock units, generally 48 months and 16 quarters, respectively. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions. The increase in stock-based compensation in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily related to the commencement of a new two-year offering period under our employee stock purchase program, which resulted in a $13 million increase in stock-based compensation expense as compared to the three months ended March 31, 2010.
     It is our long-term objective that total stock-based compensation approximates 5% of total net revenue.
     The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2011 through 2015 related to unvested share-based payment awards at March 31, 2011:

	2011	2012	2013	2014	2015	Total
	(In millions)
Unearned stock-based compensation	$360	$344	$222	$111	$12	$1,049
     See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of activity related to share-based awards.
Amortization of Purchased Intangible Assets
     The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Three Months Ended			%
	March 31, 2011		March 31, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Cost of product revenue	$15	0.8%	$7	0.5%	$8	114.3%
Other operating expenses	7	0.4	3	0.2	4	133.3

	$22	1.2%	$10	0.7%	$12	120.0%

     The following table presents details of the amortization of existing purchased intangible assets, including IPR&D that is currently estimated to be expensed in the remainder of 2011 and thereafter at March 31, 2011. If we acquire additional purchased intangible assets in the future, our cost of product revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Asset Amortization by Year
	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)
Cost of product revenue	$43	$72	$64	$49	$29	$38	$295
Other operating expenses	22	10	3	3	4	9	51

	$65	$82	$67	$52	$33	$47	$346

Impairment of Long-Lived Assets
     In the three months ended March 31, 2011 we recorded an impairment charge of $9 million primarily related to a technology license that was acquired in 2008. The primary factor contributing to this impairment charge was the continued reduction in our revenue outlook for our Blu-ray Disc business, and the related decrease to the estimated cash flows indentified with the impaired assets. We did not record any impairment charges in the three months ended March 31, 2010.

Settlement Costs (Gains)
     In the three months ended March 31, 2011, we received $5 million in settlement gains in connection with the settlement of an infringement claim. In the three months ended March 31, 2010, we recorded $3 million in settlement costs primarily related to infringement claims and employment matters.
     On March 18, 2011, Broadcom announced that the remaining defendants in the federal consolidated shareholder derivative action relating to the company’s historical stock option accounting practices have entered into a settlement, referred to as the Derivative Settlement. If the Derivative Settlement is approved by the District Court and the judgment becomes final and non-appealable, then:
-Broadcom will receive payment from Dr. Henry T. Nicholas, III, our former President and Chief Executive Officer and former Co-Chairman of the Board, of $27 million which will be recorded as a settlement gain in our unaudited condensed consolidated statements of income;

-William J. Ruehle, our former Chief Financial Officer, will execute a Notice of Dismissal with Prejudice of an action filed by him against Broadcom, which seeks damages in excess of $26 million;

-Broadcom will cancel unexercised Broadcom stock options held by Dr. Henry Samueli (our Chief Technical Officer) and valued by Broadcom (for purposes of the settlement, using the same methodology used to value equity granted to employees in the February annual focal compensation review) at $24 million. However, the final valuation of Dr. Samueli’s unexercised stock options for purposes of determining the impact to Broadcom’s statement of income will ultimately be determined at the time of Court approval using a Black-Scholes analysis based on the closing price of Broadcom’s Class A common stock on that date (and in all likelihood will differ from the $24 million valuation used as a basis of settlement). This amount will be recorded as a settlement gain in our unaudited condensed consolidated statements of income;

-Dr. Samueli will contribute $2 million in cash to the Broadcom Foundation; and

-Dr. Nicholas, Mr. Ruehle and Dr. Samueli will be dismissed with prejudice from the federal consolidated shareholder derivative litigation.
     Broadcom has agreed to pay plaintiffs’ counsel $25 million of the settlement proceeds for attorneys’ fees, expenses, and costs, subject to Court approval, which will be recorded as an operating expense in our unaudited condensed consolidated statements of income. In addition, upon final Court approval and receipt of the settlement consideration, Broadcom expects to contribute approximately $25 million to the Broadcom Foundation which will be recorded as a charitable contribution in our unaudited condensed consolidated statements of income. On March 24, 2011 the District Court issued an order preliminarily approving the Derivative Settlement. A final approval hearing has been scheduled for May 16, 2011. These amounts described above have not been recorded in our statement of income in the three months ended March 31, 2011 as final court approval has not been received.
     For a further discussion of litigation matters, see Note 9 of Notes to the Unaudited Condensed Consolidated Financial Statements.
Interest and Other Income (Expense), Net
     The following table presents interest and other income, net:

	Three Months Ended		Three Months Ended			%
	March 31, 2011		March 31, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Interest income, net	$—	0.0%	$2	0.1%	$(2)	(100.0)%
Other income (expense), net	(1)	(0.1)	3	0.2	(4)	(133.3)

     Interest income, net, reflects interest income earned on cash, cash equivalents and marketable securities balances offset by interest expense. Other income (expense), net, primarily includes gains and losses on foreign currency transactions.
     The decrease in interest income, net, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was driven primarily by interest expense related to our long-term debt. Our cash and marketable securities balances increased from $2.36 billion at March 31, 2010 to $3.93 billion at March 31, 2011, primarily due to net cash provided by operating activities, proceeds from exercise of stock options and stock purchase rights and proceeds from the issuance of our long-term debt. The average interest rates earned in the three months ended March 31, 2011 and 2010 were 0.52% and 0.39%, respectively. The average interest rate for our long-term debt in the three months ended March 31, 2011 was 0.48%.
Provision for Income Taxes
     We recorded a tax provision of $4 million and $2 million for the three months ended March 31, 2011 and 2010, respectively. Our effective tax rates were 2.0% and 1.0% in the three months ended March 31, 2011 and 2010, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate in the three months ended March 31, 2011 and 2010, and $4 million of tax benefits in the three months ended March 31, 2010 resulting primarily from the March 22, 2010 decision in the U.S. Court of Appeals for the Ninth Circuit case concerning Xilinx (as disclosed in prior periods).
     We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $15 million and $17 million at March 31, 2011 and December 31, 2010, respectively.
     We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2002 through 2010 tax years generally remain subject to examination by tax authorities. Our income tax returns for the 2004, 2005 and 2006 tax years are currently under examination by the Internal Revenue Service.
     As previously disclosed, on January 28, 2011, we received Notices of Proposed Adjustment, or NOPAs, from the IRS proposing increases to our taxable income for our 2004 to 2006 tax years. The proposed adjustments would increase income for 2004 through 2006 by approximately $1.55 billion and decrease our net operating loss carryforwards into the 2004 tax year by $476 million. The NOPAs primarily relate to transfer pricing in connection with our R&D cost-sharing arrangement with a foreign subsidiary that commenced in 1998, referred to as the 1998 Agreement. The IRS audited the 1998 Agreement in connection with our 1999 and 2000 taxable years. The parties had previously reached an agreement that we have followed. The IRS’s transfer pricing position in the NOPAs is similar to the transfer pricing position it recently advocated in VERITAS v. Commissioner, 133 T.C. No. 14 (2009) where the Court held that the IRS’s proposed adjustments were arbitrary, capricious and unreasonable. We have reviewed the NOPAs and evaluated any potential impact of the proposed adjustments. We disagree with the IRS’s position and intend to pursue all available administrative and judicial remedies to resolve the issue. We do not expect that the NOPAs or the IRS examination will have a material effect on our financial condition or results of operations. It is possible, however, that we may not prevail on this issue in whole or in part, and we are in ongoing discussions with the IRS and could choose to settle this matter, either of which could result in the utilization of a portion of our net operating loss carryforwards.

In December, 2010 the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted. A provision in this legislation provided for the extension of the research and development tax credit for qualifying expenditures paid or incurred from January 1, 2010 through December 31, 2011. As a result of this legislation, we generated federal research and development tax credits of $90 million for the year ended December 31, 2010 and expect to generate additional research and development tax credits for the year ended December 31, 2011. These tax credits, if unutilized, will carry forward to future periods. No tax benefit was recorded for these carryforwards since we have a full valuation allowance on our U.S. deferred tax assets.
     We operate under tax holidays in Singapore, which are effective through March 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds.
Recent Accounting Pronouncements
     See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements.

   Liquidity and Capital Resources
     Working Capital and Cash and Marketable Securities. The following table presents working capital, and cash and cash equivalents and marketable securities:

	March 31,	December 31,	Increase
	2011	2010	(Decrease)
		(In millions)
Working capital	$2,589	$2,912	$(323)

Cash and cash equivalents(1)	$1,637	$1,622	$15
Short-term marketable securities(1)	645	1,035	(390)
Long-term marketable securities	1,649	1,401	248

	$3,931	$4,058	$(127)

(1)	Included in working capital.
     See discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Cash Provided and Used in the Three Months Ended March 31, 2011 and 2010
     Cash and cash equivalents increased to $1.64 billion at March 31, 2011 from $1.62 billion at December 31, 2010 as a result of cash provided by operating activities, proceeds from marketable securities and the issuance of our Class A common stock, offset in part by repurchases of our Class A common stock, our quarterly dividend payments and net purchases of property and equipment.

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Net cash provided by operating activities	$334	$268
Net cash provided by (used in) investing activities	95	(1)
Net cash used in financing activities	(414)	(156)

Increase in cash and cash equivalents	$15	$111
Cash and cash equivalents at beginning of period	1,622	1,397

Cash and cash equivalents at end of period	$1,637	$1,508

   Operating Activities
     In the three months ended March 31, 2011 our operating activities provided $334 million in cash. This was primarily the result of net income of $228 million and net non-cash operating expenses of $198 million, offset in part by net cash used by changes in operating assets and liabilities of $92 million. In the three months ended March 31, 2010 our operating activities provided $268 million in cash. This was primarily the result of net income of $210 million and net non-cash operating expenses of $157 million, offset in part by net cash used by changes in operating assets and liabilities of $99 million.
     Our days sales outstanding remained at 38 days for both the three months ended March 31, 2011 and December 31, 2010. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.
     Inventory days on hand remained relatively flat decreasing from 57 days to 56 days. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.
   Investing Activities
     Investing activities provided $95 million in cash in the three months ended March 31, 2011, which was primarily the result of $140 million in net proceeds from sales and maturities of marketable securities, offset in part by $45 million of capital equipment purchases, primarily to support our research and development efforts. Investing activities used $1 million in cash in the three months ended March 31, 2010, which was primarily the result of $102 million in net cash paid for the acquisition of Teknovus and $18 million of capital equipment purchases, mostly to support our research and development efforts, offset in part by the net proceeds from the sales and maturities of marketable securities of $124 million.
   Financing Activities
     Our financing activities used $414 million in cash in the three months ended March 31, 2011, which was primarily the result of $421 million in repurchases of shares of our Class A common stock, dividends paid of $49 million, and $56 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $112 million in proceeds received from issuances of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan. Our financing activities used $156 million in cash in the three months ended March 31, 2010, which was primarily the result of $154 million in repurchases of shares of our Class A common stock, dividends paid of $40 million, repayment of debt assumed in our Teknovus acquisition of $14 million and $30 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $82 million in proceeds received from issuances of common stock upon exercise of stock options.
     The timing and number of stock option exercises and employee stock purchases and the amount of cash proceeds we receive through those exercises and purchases are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our general practice to issue a combination of time-based and performance-based RSUs only to certain employees and, in most cases to issue solely time-based RSUs. We may issue stock options in the future and currently plan to only do so in connection with acquisitions. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash, as we currently allow employees to elect to have a portion of the shares issued upon vesting of restricted stock units withheld to satisfy minimum statutory withholding taxes, which we then pay in cash to the appropriate tax authorities on each participating employee’s behalf.
   Senior Notes
     The following table summarizes the principal amount of our senior unsecured notes:

	March 31,	December 31,
	2011	2010
	(In millions)
1.500% fixed-rate notes, due 2013	$300	$300
2.375% fixed-rate notes, due 2015	400	400

Total	$700	$700

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
     We were in compliance with all debt covenants as of March 31, 2011.
   Credit Facility
     In November 2010, we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swingline loans and letters of credit in an aggregate amount of up to $500 million. The credit facility matures on November 19, 2014, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. We did not draw on our credit facility in 2010 or in the three months ended March 31, 2011.
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
     We were in compliance with all debt covenants as of March 31, 2011.
   Other Notes and Borrowings
     We had no other significant notes or borrowings as of March 31, 2011.

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
   Off-Balance Sheet Arrangements
At March 31, 2011 we had no material off-balance sheet arrangements, other than our operating leases.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. The average credit rating of our marketable securities portfolio by major credit rating agencies was AA/Aa2. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.
     In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may continue to negatively impact our investment income.
     To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 31, 2011, a 100 basis point increase in interest rates across all maturities would result in a $25 million incremental decline in the fair market value of the portfolio. As of December 31, 2010, a similar 100 basis point increase in interest rates across all maturities would result in an $23 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
     Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of March 31, 2011 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

     A hypothetical increase of 100 basis points in short-term interest rates would not have a material impact on our revolving credit facility, which bears a floating interest rate. This sensitivity analysis assumes all other variables will remain constant in future periods.
     Our Senior Notes bear fixed interest rates, and therefore, would not be subject to interest rate risk.
     Our cash, cash equivalent and marketable securities at March 31, 2011 consisted of $2.32 billion held domestically, with the remaining balance of $1.61 billion held by foreign subsidiaries. There may be adverse tax effects upon repatriation of these funds to the United States.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2011, the end of the period covered by this Report.
     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our Class A common stock will likely decline, and you may lose all or part of your investment.
We face intense competition.
     The semiconductor industry in particular and the wired and wireless communications markets are intensely competitive. We expect competition to continue to increase as new markets develop, as industry standards become well known and as other competitors enter our business. We expect to encounter further consolidation in the markets in which we compete.
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
     We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers represented 41.6% and 35.2% of our total net revenue in the three months ended March 31, 2011 and 2010, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The loss of any significant customer could materially and adversely affect our financial condition and results of operations.

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
     In addition, the majority of our licensing revenues and related income to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm. Our patent license agreements with these two customers are expected to result in licensing revenue and related income of approximately $1.02 billion over a six year period. From January 2008 through March 2011, we recorded $597 million in licensing revenue and related income derived from Verizon Wireless and Qualcomm. The licensing revenue from our agreement with Verizon Wireless has ended and the income from the Qualcomm Agreement is non-recurring and will terminate in 2013. There can be no assurances that we will be able to enter into additional such arrangements in the future, or that we will be able to successfully collect the remaining payments due to us under the Qualcomm Agreement in the event of a default by Qualcomm.
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
     Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter. Variability in the nature of our operating results may be attributed to the factors identified throughout this “Risk Factors” section, many of which may be outside our control, including:
•	changes in economic conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	seasonality in sales of consumer and enterprise products in which our products are incorporated;

•	our dependence on a few significant customers and/or design wins for a substantial portion of our revenue;

•	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	changes in customer product needs and market acceptance of our products;

•	the impact of the Internal Revenue Service review of certain of our income tax returns;

•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; and

•	the impact of a significant natural disaster, such as an earthquake, severe weather, tsunamis or other flooding, or a nuclear crisis, as well as interruptions or shortages in the supply of utilities such as water and electricity, on a key location such as our corporate headquarters or our Northern California facilities, both of which are located near major earthquake fault lines.
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
     We face a number of challenges in the integration of acquired businesses that could disrupt our ongoing business and distract our management team, including:
•	delays in the timing and successful integration of an acquired company’s technologies;

•	the loss of key personnel;

•	lower gross margins, revenues and operating income than originally anticipated at the time of acquisition and other financial challenges; and

•	becoming subject to intellectual property or other litigation.
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
     We cannot predict the timing, strength or duration of any economic slowdown or recovery or the impact of such events on our customers, our vendors or us. The combination of our lengthy sales cycle coupled with challenging macroeconomic conditions and supply chain cross-dependencies could have a compound impact on our business. The impact of market volatility is not limited to revenue but may also affect our product gross margins and other financial metrics. Any downturn in the semiconductor industry may be severe and prolonged, and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations.

Our stock price is highly volatile.
     The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2009 through March 31, 2011 our Class A common stock has traded at prices as low as $15.31 and as high as $47.39 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.
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
We may be required to defend against alleged infringement of intellectual property rights of others and/or may be unable able to adequately protect or enforce our own intellectual property rights.
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
     Furthermore, our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. Any of our existing or future patents may be challenged, invalidated or circumvented. We engage in litigation to enforce or defend our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others, including our customers. If our intellectual property rights do not adequately protect our technology, our competitors may be able to offer products similar to ours.
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
     Our industry is dynamic and we are required to devote significant resources to research and development to remain competitive. The development of new silicon devices is highly complex, and due to supply chain cross-dependencies and other issues, we may experience delays in completing the development, production and introduction of our new products. We may choose to discontinue one or more products or product development programs to dedicate more resources to other products. The discontinuation of an existing or planned product may adversely affect our relationship with one or more of our customers.
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
     Our products are incorporated into complex devices and systems, creating supply chain cross- dependencies. Accordingly, supply chain disruptions affecting components of our customers’ devices and/or systems could negatively impact the demand for our products, even if the supply of our products is not directly affected.
     Our product demand forecasts are based on multiple assumptions, each of which may introduce error into our estimates. In the event we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we could forego revenue opportunities and potentially lose market share and damage our customer relationships. Also, due to our industry’s shift to “just-in-time” inventory management, any disruption in the supply chain could lead to more immediate shortages in product or component supply. In addition, an increasing percentage of our inventory is maintained under hubbing arrangements whereby products are delivered to a customer or third party warehouse based upon the customer’s projected needs. Under these arrangements, we do not recognize product revenue until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Our ability to effectively manage inventory levels may be impaired under our hubbing arrangements, which could increase expenses associated with excess and obsolete product inventory and negatively impact our cash flow.
We are exposed to risks associated with our international operations.
     We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to international destinations, primarily in Asia, represented 99.2%, and 96.3% of our product revenue in the three months ended March 31, 2011 and 2010, respectively. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our international business activities and to open other design and operational centers abroad.
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
     Economic conditions in our primary overseas markets, particularly in Asia, may negatively impact the demand for our products abroad. In particular, the recent earthquake and tsunami in Japan have disrupted the global supply chain for components manufactured in Japan that are incorporated in our products or included in the end user products of our customers. Due to cross dependencies, supply chain disruptions stemming from the occurrences in Japan could negatively impact the demand for our products including, for example, if our customers are unable to obtain sufficient supply of other components required for their end products. We continue to monitor the effect of the events in Japan on end demand patterns and inventory levels throughout the supply chain. Also, all of our international sales to date have been denominated in U.S. dollars. Accordingly, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets or require us to assume the risk of denominating certain sales in foreign currencies. We anticipate that these factors will impact our business to a greater degree as we further expand our international business activities.
We depend on third parties to fabricate, assemble and test our products.
     As a fabless semiconductor company, we do not own or operate fabrication, assembly or test facilities. We rely on third parties to manufacture, assemble and test substantially all of our semiconductor devices. Accordingly, we cannot directly control our product delivery schedules and quality assurance. This lack of control could result in product shortages or quality assurance problems. These issues could delay shipments of our products or increase our assembly or testing costs. In addition, the increasing capital intensity associated with fabrication in smaller process geometries may limit our diversity of suppliers.
     We do not have long-term agreements with any of our direct or indirect suppliers, including our manufacturing, assembly or test subcontractors. We typically procure services from these suppliers on a per order basis. In the event our third-party foundry subcontractors experience a disruption or limitation of manufacturing, assembly or testing capacity, we may not be able to obtain alternative manufacturing, assembly and testing services in a timely manner, or at all. Furthermore, our foundries must have new manufacturing processes qualified if there is a disruption in an existing process, which could be time-consuming. We could experience significant delays in product shipments if we are required to find alternative manufactures, assemblers or testers for our products. We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products.

     Because we rely on outside foundries and other third party suppliers, we face several significant risks in addition to those discussed above, including:
•	a lack of guaranteed supply of wafers and other components and potential higher wafer and component prices due to supply constraints;

•	the limited availability of, or potential delays in obtaining access to, key process technologies; and

•	the location of foundries and other suppliers in regions that are subject to earthquakes, tsunamis and other natural disasters.
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
     As of March 31, 2011 our co-founders, directors, executive officers and their respective affiliates beneficially owned 11.2% of our outstanding common stock and held 52.5% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of March 31, 2011 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 10.1% of our outstanding common stock and held 52.1% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. Repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.
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
     In January 2010, our Board of Directors adopted a dividend policy pursuant to which Broadcom would pay quarterly dividends on our common stock. In January 2011, our Board of Directors increased the quarterly dividend payment. We intend to continue to pay such dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our shareholders and are in compliance with all laws and agreements of Broadcom applicable to the declaration and payment of cash dividends.
     Future dividends may be affected by, among other factors:
•	our views on potential future capital requirements for investments in acquisitions and the funding of our research and development;

•	stock repurchase programs;

•	changes in federal and state income tax laws or corporate laws; and

•	changes to our business model.
     Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to increase our dividend payment or declare dividends in any particular amounts or at all. A reduction in our dividend payments could have a negative effect on our stock price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In the three months ended March 31, 2011 we issued an aggregate of 0.4 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act.
Issuer Purchases of Equity Securities
     In February 2011, we entered into an accelerated share repurchase, or ASR, agreement to repurchase $300 million dollars of our Class A common stock, which was recorded as a reduction to shareholders’ equity. Under the ASR program, a majority of the shares repurchased were immediately retired and, depending on the average daily volume weighted average price of our Class A common stock during the specified term, we may receive additional shares back at the conclusion of the program.
     Under the terms of the ASR, we paid $300 million in cash during the quarter, and subsequently received and cancelled 6 million shares of our Class A common stock. At March 31, 2011 under the terms of the agreement, $41 million was pending final settlement which represents an additional 1 million shares at a weighted average price of $42.64. The ASR is expected to conclude in May 2011.
     In February 2010, we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset dilution associated with our stock incentive plans. The maximum number of shares of our

Class A common stock that may be repurchased in any one year (including under an ASR or other arrangement) is equal to the total number of shares issued pursuant to our equity awards in the previous year and the current year. The February 2010 share repurchase program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. In addition to the shares repurchased under our ASR, we repurchased approximately 4 million and 5 million shares of our Class A common stock at a weighted average price of $40.18 and $29.75 per share in the three months ended March 31, 2011 and 2010, respectively.
     The following table presents details of our various repurchases during the three months ended March 31, 2011:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	That May yet be
	of Shares	Price	as Part of Publicly	Purchased under
Period	Purchased	per Share	Announced Plans	the Plans
	(In millions, except per share data)
January 2011	—	$—	—
February 2011	6	42.63	6
March 2011	4	40.19	4

Total	10	$41.73	10	$—

Item 3. Defaults upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description

10.1†	Letter agreement dated February 1, 2011 by and between Morgan Stanley & Co. Incorporated and the Registrant Regarding a Fixed Collared Accelerated Share Repurchase Transaction.

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit
Number	Description

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†	Confidential treatment has previously been requested for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

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
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert L. Tirva
Robert L. Tirva
Senior Vice President, Corporate Controller and Principal Accounting Officer

April 26, 2011

EXHIBIT INDEX

Exhibit
Number	Description

10.1†	Letter agreement dated February 1, 2011 by and between Morgan Stanley & Co. Incorporated and the Registrant Regarding a Fixed Collared Accelerated Share Repurchase Transaction.

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†	Confidential treatment has previously been requested for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.