Form 10-Q
period 2011-06-30
BROADCOM CORP
filed 2011-07-25
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2011 the registrant had 481 million shares of Class A common stock, $0.0001 par value, and 54 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
     Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.
© 2011 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,797	$1,622
Short-term marketable securities	829	1,035
Accounts receivable, net	680	820
Inventory	546	598
Prepaid expenses and other current assets	125	109

Total current assets	3,977	4,184
Property and equipment, net	319	266
Long-term marketable securities	1,174	1,401
Goodwill	1,820	1,677
Purchased intangible assets, net	488	366
Other assets	57	50

Total assets	$7,835	$7,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$471	$604
Wages and related benefits	129	208
Deferred revenue and income	37	55
Accrued liabilities	417	404

Total current liabilities	1,054	1,271
Long-term debt	697	697
Other long-term liabilities	207	150
Commitments and contingencies
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	11,617	11,994
Accumulated deficit	(5,774)	(6,177)
Accumulated other comprehensive income	34	9

Total shareholders’ equity	5,877	5,826

Total liabilities and shareholders’ equity	$7,835	$7,944

See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions, except per share data)
Net revenue:
Product revenue	$1,742	$1,547	$3,494	$2,951
Income from Qualcomm Agreement	51	51	103	103
Licensing revenue	3	7	15	13

Total net revenue	1,796	1,605	3,612	3,067
Costs and expenses:
Cost of product revenue	877	762	1,772	1,457
Research and development	504	421	1,002	842
Selling, general and administrative	183	144	361	277
Amortization of purchased intangible assets	8	5	15	8
Impairments of long-lived assets	74	—	83	—
Settlement costs (gains), net	(45)	1	(50)	4
Charitable contribution	25	—	25	—

Total operating costs and expenses	1,626	1,333	3,208	2,588
Income from operations	170	272	404	479
Interest income, net	—	2	—	5
Other income, net	2	2	—	5

Income before income taxes	172	276	404	489
Provision (benefit) for income taxes	(3)	(2)	1	1

Net income	$175	$278	$403	$488

Net income per share (basic)	$0.33	$0.56	$0.75	$0.98

Net income per share (diluted)	$0.31	$0.52	$0.71	$0.92

Weighted average shares (basic)	535	501	537	498

Weighted average shares (diluted)	558	538	567	533

Dividends per share	$0.09	$0.08	$0.18	$0.16

     The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Cost of product revenue	$6	$5	$13	$12
Research and development	97	84	199	173
Selling, general and administrative	33	30	69	61
See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(In millions)
Operating activities
Net income	$403	$488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51	38
Stock-based compensation expense:
Stock options and other awards	74	64
Restricted stock units	207	182
Acquisition-related items:
Amortization of purchased intangible assets	44	24
Impairments of long-lived assets	83	—
Non-cash settlement gain	(14)	—
Changes in operating assets and liabilities:
Accounts receivable	152	(175)
Inventory	82	(120)
Prepaid expenses and other assets	(32)	23
Accounts payable	(141)	102
Deferred revenue and income	(19)	(19)
Accrued settlement costs	3	(163)
Other accrued and long-term liabilities	(71)	20

Net cash provided by operating activities	822	464

Investing activities
Net purchases of property and equipment	(97)	(47)
Net cash paid for acquired companies	(344)	(102)
Purchases of strategic investments	—	(8)
Purchases of marketable securities	(1,424)	(483)
Proceeds from sales and maturities of marketable securities	1,860	370

Net cash used in investing activities	(5)	(270)

Financing activities
Repurchases of Class A common stock	(670)	(275)
Dividends paid	(97)	(80)
Payment of assumed debt	—	(15)
Proceeds from issuance of common stock	216	246
Minimum tax withholding paid on behalf of employees for restricted stock units	(91)	(63)

Net cash used in financing activities	(642)	(187)

Increase in cash and cash equivalents	175	7
Cash and cash equivalents at beginning of period	1,622	1,397

Cash and cash equivalents at end of period	$1,797	$1,404

See accompanying notes.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
1. Summary of Significant Accounting Policies
Our Company
     Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a global leader and innovator in semiconductor solutions for wired and wireless communications. Our products seamlessly deliver voice, video, data and multimedia connectivity in the home, office and mobile environment. We provide the industry’s broadest portfolio of state-of-the-art system-on-a-chip and embedded software solutions.
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
     The interim unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at June 30, 2011 and December 31, 2010, and our consolidated results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.
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
Multiple Element Arrangements Excluding Software
     We occasionally enter into revenue arrangements that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect our results of operations. When we enter into an arrangement that includes multiple elements, the allocation of value to each element is derived based on management’s best estimate of selling price when vendor specific evidence or third party evidence is unavailable.
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
Recent Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.
     In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.
2. Supplemental Financial Information
Net Revenue
     The following table presents details of our product revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Product sales made through direct sales force (1)	77.1%	76.6%	77.0%	78.5%
Product sales made through distributors(2)	22.9	23.4	23.0	21.5

	100.0%	100.0%	100.0%	100.0%

(1)	Includes 9.5% and 5.7% of product sales maintained under hubbing arrangements with certain of our customers in the three months ended June 30, 2011 and 2010, respectively, and 9.2% and 5.6% in the six months ended June 30, 2011 and 2010, respectively.

(2)	Includes 5.8% and 8.1% of product sales maintained under fulfillment distributor arrangements in the three months ended June 30, 2011 and 2010, respectively, and 6.9% and 6.7% in the six months ended June 30, 2011 and 2010, respectively.
     Income from the Qualcomm Agreement is expected to be recognized in the remainder of 2011 through 2013 as follows:

	2011	2012	2013	Thereafter	Total
	(In millions)
Income from Qualcomm Agreement	$103	$186	$87	$—	$376
Inventory
     The following table presents details of our inventory:

	June 30,	December 31,
	2011	2010
	(In millions)
Work in process	$220	$279
Finished goods	326	319

	$546	$598

Property and Equipment
     The following table presents details of our property and equipment:

		June 30,	December 31,
	Useful Life	2011	2010
	(In years)	(In millions)
Leasehold improvements	1 to 10	$192	$173
Office furniture and equipment	3 to 7	31	29
Machinery and equipment	3 to 5	369	313
Computer software and equipment	2 to 4	131	142
Construction in progress	N/A	14	14

		737	671
Less accumulated depreciation and amortization		(418)	(405)

		$319	$266

Goodwill
     The following tables summarize the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &
	Communications	Wireless	Networking	Consolidated
	(In millions)
Goodwill at December 31, 2010(1)	$595	$447	$623	$1,665
Goodwill recorded in connection with acquisitions	111	20	—	131
Other	2	—	—	2

Goodwill at June 30, 2011	$708	$467	$623	$1,798

Effects of foreign currency translation				22

Goodwill at June 30, 2011				$1,820

(1)	Does not include the effects of $12 million in foreign currency translation.
Purchased Intangible Assets
     The following table presents details of our purchased intangible assets:

	June 30, 2011			December 31, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In millions)
Developed technology	$584	$(258)	$326	$481	$(236)	$245
In-process research and development	71	—	71	56	—	56
Customer relationships	173	(103)	70	154	(102)	52
Customer backlog	10	(9)	1	10	(8)	2
Other	14	(10)	4	11	(9)	2

	$852	$(380)	$472	$712	$(355)	$357

Effects of foreign currency translation			16			9

			$488			$366

     In June 2011 we recorded a purchased intangible impairment charge of $74 million related to our acquisition of Beceem Communications, Inc. in 2010. The primary factor contributing to this impairment charge was a reduction in the forecasted cash flows experienced this quarter derived from the acquired WiMAX products as wireless service providers have accelerated their adoption of Long Term Evolution, or LTE, products. In March 2011 we recorded an impairment charge of $9 million primarily related to a technology license that was acquired in 2008. The primary factor contributing to this impairment charge was the continued reduction in the forecasted cash flows for our Blu-ray Disc business. We did not record any impairment charges in the three and six months ended June 30, 2010.
     In determining the amount of these impairment charges we calculated fair values as of the impairment date for acquired developed technology, in-process research and development and customer relationships. The fair value for the first two assets was determined using the multiple period excess earnings method, which method is described below in Note 3. The fair value of acquired customer relationships was based on the benefit derived from the incremental revenue and related cash flow as a direct result of the customer relationship. The fair values were determined using significant unobservable inputs categorized as Level 3 inputs.
     The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Cost of product revenue	$14	$9	$29	$16
Other operating expenses	8	5	15	8

	$22	$14	$44	$24

     The following table presents details of the amortization of existing purchased intangible assets, including IPR&D, that is currently estimated to be expensed in the remainder of 2011 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)
Cost of product revenue	$25	$84	$81	$68	$52	$101	$411
Other operating expenses	15	30	11	5	5	11	77

	$40	$114	$92	$73	$57	$112	$488

Accrued Liabilities
     The following table presents details of our accrued liabilities:

	June 30,	December 31,
	2011	2010
	(In millions)
Accrued rebates	$295	$270
Accrued settlement charges	21	17
Accrued legal costs	15	28
Accrued taxes	12	14
Warranty reserve	14	13
Other	60	62

	$417	$404

Other Long-Term Liabilities
     The following table presents details of our other long-term liabilities:

	June 30,	December 31,
	2011	2010
	(In millions)
Deferred rent	$45	$39
Accrued taxes	26	29
Deferred tax liabilities	78	35
Accrued settlement charges	37	38
Other long-term liabilities	21	9

	$207	$150

Accrued Rebate Activity
     The following table summarizes the activity related to accrued rebates:

	Six Months Ended
	June 30,
	2011	2010
	(In millions)
Beginning balance	$270	$162
Charged as a reduction of revenue	314	236
Reversal of unclaimed rebates	(7)	(3)
Payments	(282)	(164)

Ending balance	$295	$231

     We recorded rebates to certain customers of $163 million and $132 million in the three months ended June 30, 2011 and 2010, respectively.
Warranty Reserve Activity
     The following table summarizes activity related to the warranty reserve:

	Six Months Ended
	June 30,
	2011	2010
	(In millions)
Beginning balance	$13	$10
Charged to costs and expenses	6	5
Payments	(5)	(2)

Ending balance	$14	$13

     We recorded net charges to costs and expenses of $4 million and less than $1 million in the three months ended June 30, 2011 and 2010, respectively.
Computation of Net Income Per Share
     The following table presents the computation of net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions, except per share data)
Numerator: Net income	$175	$278	$403	$488

Denominator for net income per share (basic)	535	501	537	498
Effect of dilutive securities:
Stock awards	23	37	30	35

Denominator for net income per share (diluted)	558	538	567	533

Net income per share (basic)	$0.33	$0.56	$0.75	$0.98

Net income per share (diluted)	$0.31	$0.52	$0.71	$0.92

     Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 24 million and 32 million anti-dilutive common share equivalents in the three months ended June 30, 2011 and 2010, respectively, and 20 million and 47 million anti-dilutive common share equivalents in the six months ended June 30, 2011 and 2010, respectively.

Charitable Contribution
     In June 2011 we contributed $25 million to the Broadcom Foundation to support science, technology, engineering and mathematics programs, as well as a broad range of community services. This payment was recorded as an operating expense in our unaudited condensed consolidated statements of income in the three and six months ended June 30, 2011. Approximately $2 million of the $25 million contribution came from Dr. Henry Samueli, who made such payment to Broadcom Corporation in connection with the settlement of the shareholder derivative litigation as further described in Note 9.
Supplemental Cash Flow Information
     In the six months ended June 30, 2011 we paid $1 million related to share repurchases that had not settled by December 31, 2010. In the six months ended June 30, 2011 we received $4 million related to stock option exercises that had not settled by December 31, 2010. In the six months ended June 30, 2011, we paid $12 million for capital equipment that was accrued as of December 31, 2010 and had billings of $13 million for capital equipment that were accrued but not yet paid as of June 30, 2011.
3. Business Combinations
     In May 2011, we completed our acquisition of SC Square Ltd., a leading security software developer for $40 million, exclusive of cash acquired. The purchase price was paid in cash, with a portion of the consideration placed into escrow pursuant to the terms of the acquisition agreement.
     In April 2011, we completed our acquisition of Provigent Inc., a privately-held company that provides highly integrated, high performance, mixed signal semiconductors for microwave backhaul systems. In connection with the acquisition, we paid approximately $314 million, exclusive of cash acquired, to acquire all of the outstanding shares of capital stock and other equity rights of Provigent. The purchase price was paid in cash, except that a portion attributable to certain unvested employee stock options was paid in the form of Broadcom equity awards. The equity awards had a fair value of approximately $4 million, of which less than one million was recorded to goodwill and the remaining amount will be recognized as stock-based compensation expense over the next three years. A portion of the cash consideration was placed into escrow pursuant to the terms of the acquisition agreement.
     Our primary reasons for these acquisitions were to expand our addressable market in the Mobile & Wireless and Infrastructure & Networking markets, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities.
     We allocated the purchase price of these acquisitions to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The principal factor that resulted in recognition of goodwill was that the purchase price for the acquisitions was based in part on cash flow projections assuming the integration of any acquired technology and products with our products, which is of considerably greater value than utilizing the acquired company’s technology or product on a standalone basis. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. Intangible assets, including IPR&D, are amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method.
     For these acquisitions the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. Based upon those calculations, the purchase prices for the acquisitions were allocated as follows:

2011
Acquisitions
(In millions)
Fair Market Values
Cash and cash equivalents	$10
Short-term marketable securities	1
Accounts receivable, net	12
Inventory	30
Prepaid and other current assets	4
Property and equipment, net	3
Goodwill	131
Purchased intangible assets	233

Total assets acquired	424
Accounts payable	7
Wages and related benefits	4
Accrued liabilities	2
Long-term liabilities	57

Total liabilities assumed	70

Purchase price allocation	$354

	Useful	2011
	Life	Acquisitions
	(In years)	(In millions)
Purchased Intangible Assets:
Developed technology	10 - 14	$148
In-process research and development	10 - 13	45
Customer relationships	3 - 10	37
Other	1 - 10	3

		$233

     During the three months ended June 30, 2011 we completed the purchase price allocation for our acquisition of Beceem Communications Inc. finalizing the completion of the fair value of the tax assets and liabilities.
     Purchased Intangible Assets
     Developed technology represents patented technology and completed technology. Patented technology is the fundamental technology that survives multiple product iterations, while completed technology is specific to certain products acquired: both of these technologies have passed technological feasibility. We generally use a relief-from-royalty method to value patented technology, based on market royalties for similar fundamental technologies. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the patented technology. The market-derived royalty rate is then applied to estimate the royalty savings. To value completed technology, we generally use a multi-period excess earnings approach which calculates the value based on the risk-adjusted present value of the cash flows specific to the products, allowing for a reasonable return.
     The fair value of the IPR&D for our acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital, the return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on patented technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration and growth rates.
     Customer relationships represent the fair value of future projected revenue that will be derived from the sale of products to existing customers of the acquired companies.
     In-Process Research and Development
     We capitalized $45 million of IPR&D costs in 2011 related to our Provigent acquisition. Upon completion of each project, the related IPR&D assets will be reclassified to developed technology and subsequently amortized over their estimated useful lives. If any of the projects are abandoned, we will be required to impair the related IPR&D asset.
     We believe the amounts recorded as IPR&D, as well as developed technology, represented the fair values and approximate the amounts a market participant would pay for these projects as of the respective acquisition dates.
     The following table summarizes the significant assumptions underlying the valuations of IPR&D at the acquisition date for our Provigent acquisition completed in 2011:

Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D
			(In years)	(In millions)		(In millions)
Provigent, Inc.	Microwave	41%	2.1	$74	21.0%	$45
     The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition. At June 30, 2011 all development projects from our Provigent acquisition were still in process.
     Contingent Consideration
     In connection with certain of our acquisitions, additional cash consideration of up to $20 million may be paid to former shareholders upon satisfaction of certain future performance goals. In connection with this contingent consideration, we originally recorded an estimated $1 million liability. As of June 30, 2011, there have been no changes to our original estimates.
     Supplemental Pro Forma Data (Unaudited)
     The unaudited pro forma statement of income data below gives effect to our 2011 and 2010 acquisitions as if they had occurred at the beginning of the year prior to their respective acquisition dates. The following data includes the amortization of purchased intangible assets and acquired inventory valuation step-up, and stock-based compensation expense. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place in the periods noted above.

	Six Months Ended
	June 30,
	2011	2010
	(In millions, except per share data)
Pro forma net revenue	$3,635	$3,141

Pro forma net income	$389	$437

Pro forma net income per share (basic)	$0.72	$0.88

Pro forma net income per share (diluted)	$0.69	$0.82

4. Cash, Cash Equivalents and Marketable Securities
     A summary of our cash, cash equivalents and short- and long-term marketable securities by major security type follows:

		Short-Term	Long-Term
	Cash and	Marketable	Marketable
	Cash Equivalents	Securities	Securities	Total
		(In millions)
June 30, 2011
Cash	$104	$—	$—	$104
Bank deposits	812	—	—	812
Certificate of deposits	3	5	1	9
Money market funds	212	—	—	212
U.S. treasury and and agency obligations	—	256	960	1,216
Foreign government and agency obligations	—	1	5	6
Commercial paper	646	361	—	1,007
Corporate bonds	20	199	198	417
Asset-backed securities and other	—	7	10	17

	$1,797	$829	$1,174	$3,800

December 31, 2010
Cash	$103	$—	$—	$103
Bank deposits	455	—	—	455
Money market funds	641	—	—	641
U.S. treasury and and agency obligations	4	586	1,360	1,950
Commercial paper	419	363	—	782
Corporate bonds	—	86	41	127

	$1,622	$1,035	$1,401	$4,058

     The following table presents the gross unrealized gains and losses and fair values for those investments aggregated by major security type:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In millions)
June 30, 2011
U.S. treasury and and agency obligations	$1,215	$1	$—	$1,216
Corporate bonds	416	1	—	417

	$1,631	$2	$—	$1,633

December 31, 2010
U.S. treasury and and agency obligations	$1,953	$2	$(5)	$1,950

     The following table shows the fair value measurements for those investments aggregated by major security type:

	Level 1	Level 2	Level 3	Fair Value
		(In millions)
June 30, 2011
Cash	$104	$—	$—	$104
Bank deposits	812	—	—	812
Certificate of deposits	9	—	—	9
Money market funds	212	—	—	212
U.S. treasury and and agency obligations	1,216	—	—	1,216
Foreign government and agency obligations	—	6	—	6
Commercial paper	—	1,007	—	1,007
Corporate bonds	17	400	—	417
Asset-backed securities and other	—	17	—	17

	$2,370	$1,430	$—	$3,800

December 31, 2010
Cash	$103	$—	$—	$103
Bank deposits	455	—	—	455
Money market funds	641	—	—	641
U.S. treasury and and agency obligations	1,950	—	—	1,950
Commercial paper	—	782	—	782
Corporate bonds	20	107	—	127

	$3,169	$889	$—	$4,058

     There were no transfers between Level 1, Level 2 or Level 3 securities in the six months ended June 30, 2011. All of our long-term marketable securities had maturities of between one and three years in duration at June 30, 2011. As of June 30, 2011, we have approximately $1.78 billion of cash, cash equivalents, and short-term investments held by our foreign subsidiaries.
     At June 30, 2011 we had 100 investments that were in an unrealized loss position for less than 12 months. Our gross unrealized losses were less than one million dollars and were due to changes in interest rates. We have determined that the gross unrealized losses on these investments at June 30, 2011 are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.

5. Income Taxes
     We recorded a tax benefit of $3 million and a tax provision of $1 million for the three and six months ended June 30, 2011, respectively, and a tax benefit of $2 million and a tax provision of $1 million for the three and six months ended June 30, 2010, respectively. Our effective tax rates were (2.2)% and 0.2% for the three and six months ended June 30, 2011, respectively, and (0.7)% and 0.1% for the three and six months ended June 30, 2010, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate in the three and six months ended June 30, 2011 and 2010, and tax benefits resulting primarily from the expiration of statutes of limitations for the assessment of taxes in various foreign jurisdictions of $5 million and $6 million for the three and six months ended June 30, 2011, respectively, and $6 million and $7 million for the three and six months ended June 30, 2010, respectively. We also recorded a tax benefit of approximately $4 million in the six months ended June 30, 2010 resulting primarily from the March 22, 2010 decision in the U.S. Court of Appeals for the Ninth Circuit case concerning Xilinx (as disclosed in prior periods). During the quarter ended June 30, 2011 we completed our analysis under Internal Revenue Code Sections 382 and 383 for our 2010 acquisition of Beceem Communications, Inc., and determined there was no resulting material limitation on our ability to utilize the acquired net operating loss and tax credit carryforwards.
     We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $58 million and $17 million at June 30, 2011 and December 31, 2010, respectively. The increase in net deferred tax liabilities for the six months ended June 30, 2011 primarily related to $43 million of net deferred tax liabilities from our acquisition of Provigent Inc. in April 2011.
     We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2002 through 2010 tax years generally remain subject to examination by tax authorities.
     On June 30, 2011 we concluded the Internal Revenue Service (IRS) examination of our income tax returns for 2004 through 2006, executed a closing agreement covering the 2001 through 2006 tax years, and agreed to certain adjustments for the 2001 through 2006 tax years, primarily related to intercompany transfer pricing transactions. Those audit adjustments were offset by federal net operating losses and credits, and did not result in any income tax expense or cash tax liability for the Company. As a result of the IRS examination, taking into account effects on post-audit periods, we reduced our federal net operating losses by approximately $620 million and we reduced amounts relating to uncertain tax benefits by approximately $180 million as of June 30, 2011. This reduction in federal net operating loss carryforwards was fully offset with a reduction in our valuation allowance for deferred tax assets, and had no impact on our operating results or financial position. We are currently calculating the reduction of our state net operating loss carryforwards resulting from the IRS audit, and such reduction will be fully offset with a corresponding reduction in our valuation allowance for deferred tax assets and will not impact our operating results or financial position.
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

6. Long-Term Debt
     The following table presents details of our long-term debt liabilities:

	June 30,		December 31,
	2011		2010
	(In millions, except percentage data)
		Effective		Effective
	Amount	Rate	Amount	Rate
1.500% fixed-rate notes, due 2013	$300	1.605%	$300	1.605%
2.375% fixed-rate notes, due 2015	400	2.494%	400	2.494%

Total	700		700

Unaccreted Discount	(3)		(3)

Total	$697		$697

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
     The effective rates for the fixed-rate debt include the interest on the notes and the accretion of the original issue discount. Based on estimated market prices, the fair value of our Notes was $699 million and $687 million as of June 30, 2011 and December 31, 2010, respectively.
     In connection with the Notes, we entered into a registration rights agreement pursuant to which we agreed to use our commercially reasonable efforts to file with the SEC an exchange offer registration statement to issue registered notes with substantially identical terms as the Notes in exchange for an outstanding Notes, or, under certain circumstances, a shelf registration statement to register the Notes. We plan to file an exchange offer registration statement promptly after this filing.
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

 Credit Facility
     In November 2010, we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swingline loans and letters of credit in an aggregate amount of up to $500 million. The credit facility matures on November 19, 2014, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. We did not draw on our credit facility during 2010 or in the six months ended June 30, 2011.
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
7. Shareholders’ Equity
 Share Repurchase Programs
     In February 2011 we entered into an accelerated share repurchase, or ASR, agreement to repurchase shares of our Class A common stock, which was recorded as a reduction to shareholders’ equity. Under the ASR program, a majority of the shares repurchased were immediately retired and, due to the average daily volume weighted average price of our Class A common stock during the specified term, we received additional shares back at the conclusion of the program.
     Under the terms of the ASR, in February 2011 we paid $300 million and immediately received and cancelled 6 million shares of our Class A common stock. Under the terms of the agreement, $41 million was pending final settlement during the three months ended June 30, 2011, which occurred in May 2011. Subsequently, we received an additional 1 million shares. The repurchases completed under our ASR were repurchased at a weighted average price of $42.64.
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
     In addition to the shares repurchased under the ASR, we repurchased approximately 6 million and 4 million shares of our Class A common stock at a weighted average price of $34.98 and $31.88 per share in the three months ended June 30, 2011 and 2010, respectively, and approximately 10 million and 9 million shares of our Class A common stock at a weighted average price of $36.84 and $30.65 per share in the six months ended June 30, 2011 and 2010, respectively.
     Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

 Quarterly Dividend
     In January 2011, our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased the quarterly cash dividend by 12.5% to $0.09 per share ($0.36 per share on an annual basis) and declared a quarterly cash dividend of $0.09 per share payable to holders of our common stock. In the three months ended June 30, 2011and 2010 we paid $48 million and $40 million, respectively, and $97 million and $80 million in the six months ended June 30, 2011 and 2010, respectively, in dividends to holders of our Class A and Class B common stock. These dividends were paid from U.S. domestic sources other than our retained earnings and are accounted for as reductions of shareholders’ equity.
 Comprehensive Income
     The components of comprehensive income, net of taxes, are as follows:

	Six Months Ended
	June 30,
	2011	2010
	(In millions)
Net income	$403	$488
Other comprehensive income (loss):
Unrealized gain on marketable securities	5	2
Translation adjustments	20	(3)

Total comprehensive income	$428	$487

8. Employee Benefit Plans
 Combined Incentive Plan Activity
     Activity under all stock option incentive plans is set forth below:

	Options Outstanding
			Weighted	Weighted
			Average	Average
		Exercise	Exercise	Grant-Date
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
	(In millions, except per share data)
Balance at December 31, 2010	78	$0.01 - 48.63	$27.05	$15.05
Options granted(1)	—	45.82 - 45.82	45.82	11.72
Options cancelled	(2)	0.55 - 46.01	28.36	11.86
Options exercised	(6)	0.01 - 45.05	23.92	14.77

Balance at June 30, 2011	70	$0.01 - 48.63	$27.31	$15.20

(1)	Less than one million stock options were granted in the six months ended June 30, 2011.

     Restricted stock unit activity is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In millions, except per share data)
Balance at December 31, 2010	28	$27.17
Restricted stock units granted	9	43.92
Restricted stock units cancelled	(1)	31.21
Restricted stock units vested	(7)	28.04

Balance at June 30, 2011	29	$32.14

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
     In February 2011, as part of Broadcom’s regular annual equity compensation review program, our Compensation Committee granted approximately 6 million restricted stock units.
     The per share fair values of stock options and employee stock purchase rights granted in the six months ended June 30, 2011 in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	Employee
	Stock	Employee
	Purchase	Stock
	Rights	Options
Expected life (in years)	1.85	3.60
Implied Volatility	0.36	0.34
Risk-free interest rate	0.56%	1.56%
Expected dividend yield	0.99%	0.80%
Weighted average fair value	$11.11	$11.72
     The weighted average fair values per share of the restricted stock units granted in the six months ended June 30, 2011 was $43.92, calculated based on the fair market value of our Class A common stock on the respective grant dates less any expected dividend yield.

 Stock-Based Compensation Expense
     The following table presents details of total stock-based compensation expense that is included in each functional line item on our unaudited condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Cost of product revenue	$6	$5	$13	$12
Research and development	97	84	199	173
Selling, general and administrative	33	30	69	61
     The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2011 through 2015 related to unvested share-based payment awards:

	2011	2012	2013	2014	2015	Total
	(In millions)
Unearned stock-based compensation	$238	$358	$227	$114	$13	$950
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
     Intellectual Property Proceedings
     In November 2009 we filed a complaint in the United States District Court for the Eastern District of Texas against the Commonwealth Scientific and Industrial Research Organisation, or CSIRO, seeking a declaratory judgment that a certain U.S. patent number is invalid, unenforceable and not infringed. CSIRO has answered the complaint and counterclaimed for infringement against Broadcom wireless LAN products and seeking damages, attorney’s fees, and an injunction. In connection with an ex parte reexamination, the Patent Office has recently issued a Reexamination Certificate allowing the original claims of CSIRO’s patent and adding some amended claims. On March 31, 2011, the Court granted CSIRO’s motion to add its amended claims to the case. Trial has been set for April 2012.

     In September 2009 we filed a complaint in the United States District Court for the Central District of California against Emulex Corporation, or Emulex, alleging infringement of ten patents generally relating to networking technologies. In subsequent filings, we added two additional patents and dropped five patents, bringing the total to seven asserted patents. Our complaints seek injunctions against Emulex and the recovery of monetary damages, including treble damages for willful infringement, and attorneys’ fees. In its answers, Emulex denied liability and asserted counterclaims seeking a declaratory judgment that the asserted patents are invalid and not infringed. Trial is set for September 2011.
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
     As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, since December 2006 Broadcom and its subsidiary, Global Locate, Inc., were engaged in various litigation matters with SiRF Technology, Inc., which company was later acquired by CSR plc. On January 10, 2011, Broadcom and CSR announced that the parties had settled all outstanding litigation between themselves and their subsidiaries. The consideration received and to be received under the agreement was allocated on a relative fair value basis between a settlement gain, which was partially recognized in the three months ended March 31, 2011 and patent licensing royalty revenue. Revenue derived from the patent license will be recognized as licensing revenue.
     On December 1, 2010, Rambus Inc. filed a complaint in the United States District Court for the Northern District of California against Broadcom, alleging that certain Broadcom products infringe nineteen patents relating generally to memory controller and high speed interface technologies. Broadcom filed its response to Rambus’ complaint on January 26, 2011. On February 23, 2011, the case was designated as a related case with certain other cases filed by Rambus against third parties Freescale Semiconductor, Inc., LSI Corporation, MediaTek, Inc., NVIDIA Corporation and STMicroelectronics N.V. On June 13, 2011, the Court issued an order granting in part and denying in part Broadcom’s motion to stay the action pending completion of certain ITC proceedings discussed below. The case will be stayed as to nine of the asserted patents, and will move forward as to the remaining patents. A case management conference has been scheduled for August 4, 2011, and no trial date has yet been set.
     On December 1, 2010, Rambus Inc. filed a complaint in the ITC against Broadcom and numerous other parties, asserting that Broadcom engaged in unfair trade practices by importing certain memory controllers and devices having certain accused interface technologies that allegedly infringe six patents. The complaint seeks an exclusion order to bar importation into the United States all semiconductor chips that include memory controllers and/or peripheral interfaces that are manufactured, imported, or sold for importation that infringe any claim of the asserted patents, and all products incorporating the same. The complaint further seeks a cease and desist order directing Broadcom and other parties to cease and desist from importing, marketing, advertising, demonstrating, sampling, warehousing inventory for distribution, offering for sale, selling, distributing, licensing, or using any semiconductor chips that include memory controllers and/or peripheral interfaces, and products containing such semiconductor chips, that infringe any claim of the asserted patents. On December 29, 2010, the ITC voted to institute an investigation based on Rambus’ complaint. Broadcom filed its response to the complaint on February 1, 2011. The deadline for fact discovery in the case has now passed, and expert discovery is in process. Trial is currently scheduled to commence on October 11, 2011, and the target date for a Final Determination by the ITC is currently May 4, 2012.
     On March 22, 2011, Azure Networks, LLC and Tri-County Excelsior Foundation filed a complaint in the United States District Court for the Eastern District of Texas against Broadcom, alleging that certain Broadcom products infringe a certain US patent , allegedly relating to certain Bluetooth technologies. On July 20, 2011, Broadcom filed a response to the compliant. Discovery in the action has not yet begun, and no trial date has yet been set.

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
     In April 2011, Motorola Mobility, Inc. (MMI) filed a third-party complaint against Broadcom in the U.S. District Court for the District of Colorado, alleging that we breached a duty to defend, indemnify, and hold MMI harmless for certain patent infringement claims that MMI is defending. In the same action, MMI is defending itself against claims for patent infringement brought by Biax Corporation involving certain U.S. patents. In June 2011, Broadcom filed a motion to dismiss MMI’s third-party complaint. Broadcom’s motion is currently pending before the Court.
     As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, from March through August 2006 a number of purported Broadcom shareholders filed putative shareholder derivative actions, the Options Derivative Actions, against Broadcom, each of the then members of our Board of Directors and certain current or former officers, alleging, among other things, that the defendants improperly dated certain Broadcom employee stock option grants. In addition, two putative shareholder derivative actions were filed in the California Superior Court for the County of Orange and were subsequently consolidated.
     In August 2009 Broadcom, by and through its special litigation committee, plaintiffs and certain of the defendants executed a Stipulation and Agreement of Partial Settlement, or Partial Derivative Settlement, in the federal derivative action pertaining to past employee stock option grants. The Partial Derivative Settlement resolved all claims in the action against the defendants, other than three individuals: Dr. Henry T. Nicholas, III, our former President and Chief Executive Officer and former Co-Chairman of the Board, William J. Ruehle, our former Chief Financial Officer, and Dr. Henry Samueli, our Chief Technical Officer and member of our Board of Directors. In connection with the Partial Derivative Settlement, Broadcom and certain of the defendants also entered into a settlement with Broadcom’s directors and officers liability insurance carriers, or Insurance Agreement. In December 2009 the United States District Court for the Central District of California entered an order granting final approval of the Partial Derivative Settlement. In January 2010 Dr. Nicholas, Mr. Ruehle, and Dr. Samueli filed notices of appeal of the order in the United States Court of Appeals for the Ninth Circuit.
     In March 2011, Broadcom, plaintiffs and the three remaining defendants executed a Stipulation and Agreement of Settlement, or Derivative Settlement, in the federal derivative action. On May 23, 2011, the District Court entered an order granting final approval of the Derivative Settlement. Pursuant to the Derivative Settlement:
-	Broadcom received a payment from Dr. Nicholas of approximately $27 million, which was recorded as a settlement gain in our unaudited condensed consolidated statements of income;

-	Broadcom cancelled unexercised Broadcom stock options held by Dr. Samueli valued at approximately $14 million, using a Black-Scholes analysis based on the closing price of Broadcom’s Class A common stock on the date the settlement was deemed final, which amount was recorded as a settlement gain in our unaudited condensed consolidated statements of income. Such stock options were originally valued at $24 million for purposes of the settlement (using the same methodology used to value equity granted to employees in the February annual focal compensation review);

-	Dr. Samueli contributed approximately $2 million in cash to the Broadcom Foundation (through Broadcom Corporation), which was recorded as a settlement gain in our unaudited condensed consolidated statements of income;

-	Mr. Ruehle executed and filed a Notice of Dismissal with Prejudice of an action filed by him against Broadcom, which sought damages in excess of $26 million. On June 28, 2011, that action was dismissed by the Court;

-	Dr. Nicholas, Mr. Ruehle and Dr. Samueli were dismissed with prejudice from the federal consolidated shareholder derivative litigation; and

-	Dr. Nicholas, Mr. Ruehle and Dr. Samueli filed requests for dismissal in the Ninth Circuit Court of Appeals of their pending appeals of the Partial Derivative Settlement. On July 5 and 7, 2011, those appeals were dismissed by the Court.
     Upon Court approval of the Derivative Settlement, Broadcom paid plaintiffs’ counsel $25 million of the settlement proceeds for attorneys’ fees, expenses, and costs, which was recorded as an operating expense in our unaudited condensed consolidated statements of income. In addition, Broadcom contributed approximately $25 million to the Broadcom Foundation (which included the $2 million payment from Dr. Samueli discussed above). Such amount was recorded as a charitable contribution in our unaudited condensed consolidated statements of income.
     On July 1, 2011, the plaintiffs in the state derivative action filed a request for dismissal with prejudice of that action. The Court entered an order dismissing the state derivative action on July 8, 2011.
     In April 2008 we delivered a Notice of Arbitration and Arbitration Claim to our former independent registered public accounting firm Ernst & Young LLP, or E&Y, and certain related parties. The arbitration relates to the issues that led to the restatement of Broadcom’s financial statements for the periods from 1998 through March 31, 2006 as disclosed in an amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and an amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed with the SEC January 23, 2007. In May 2008 E&Y delivered a Notice of Defense and Counterclaim. No date for an arbitration hearing has been scheduled.
     We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, arising from the Options Derivative Actions, and the prior related stock option class actions and SEC and U.S. Attorney’s Office investigations (subject to certain exceptions, including liabilities arising from willful misconduct, from conduct knowingly contrary to the best interests of Broadcom, or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). As previously reported and more fully described in our Annual Report on Form 10-K for the year ended December 31, 2010, pursuant to the Insurance Agreement, and subject to the terms described more completely therein, including relinquishing of rights to any further recovery as to the matters described above under these directors’ and officers’ liability insurance policies by Broadcom and certain of its former and current officers and directors, Broadcom received payments totaling $118 million from its insurance carriers. As of June 30, 2011, in connection with our securities litigation and related government investigations, we have advanced approximately $176 million to certain current and former officers for attorney and expert fees, which amount has been expensed.
     In December 2010 Nancy Tullos, our former Vice President of Human Resources, sent Broadcom an arbitration demand seeking approximately $6 million plus attorney’s fees and alleging that Broadcom breached the terms of a 2003 separation agreement by cancelling certain stock options granted to Ms. Tullos. In January 2011, Broadcom responded, denying her allegations and counterclaiming for attorney’s fees that were advanced to Ms. Tullos in litigations regarding Broadcom’s past stock options practices. In June 2011, the parties entered into a settlement agreement resolving the claims.
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

     The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In millions)
Three Months Ended June 30, 2011
Net revenue	$513	$811	$420	$52	$1,796
Operating income (loss)	99	113	143	(185)	170

Three Months Ended June 30, 2010
Net revenue	$532	$630	$391	$52	$1,605
Operating income (loss)	123	104	138	(93)	272

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In millions)
Six Months Ended June 30, 2011
Net revenue	$1,003	$1,666	$839	$104	$3,612
Operating income (loss)	183	252	296	(327)	404

Six Months Ended June 30, 2010
Net revenue	$996	$1,184	$783	$104	$3,067
Operating income (loss)	207	165	292	(185)	479
Included in the “All Other” category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Net revenue	$52	$52	$104	$104

Stock-based compensation	$136	$119	$281	$246
Amortization of purchased intangible assets	22	14	44	24
Amortization of acquired inventory valuation step-up	5	3	10	7
Impairments of long-lived assets	74	—	83	—
Settlement costs (gains), net	(45)	1	(50)	4
Charitable contribution	25	—	25	—
Non recurring legal fees	25	—	25	—
Employer payroll tax on certain stock option exercises	1	3	4	4
Miscellaneous corporate allocation variances	(6)	5	9	4

Total other operating costs and expenses	$237	$145	$431	$289

Total operating loss for the “All Other” category	$(185)	$(93)	$(327)	$(185)

 Significant Customer and Geographical Information
     Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Five largest customers as a group	39.4%	35.9%	40.4%	35.2%
     Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
China (exclusive of Hong Kong)	34.5%	29.4%	33.1%	28.6%
Hong Kong	26.9	25.7	26.3	26.2
Other Asia (primarily Singapore and Taiwan)	32.9	37.6	35.0	37.9
Europe	1.7	2.4	2.1	2.4
Other	2.0	1.8	2.1	1.5

	98.0%	96.9%	98.6%	96.6%

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
     All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected total net revenue, costs and expenses and product and total gross margin; our accounting estimates, assumptions and judgments; the demand for our products; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our ability to consummate acquisitions and integrate their operations successfully; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense and stock-based compensation as a percentage of revenue; manufacturing, assembly and test capacity; the effect that economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; our success in pending intellectual property litigation matters; our potential needs for additional capital; inventory and accounts receivable levels; the amount of research and development tax credits we expect to generate during 2011; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; the level of accrued rebates, the impact of the earthquake and other recent events in Japan on our results of operations; and income we expect to record in connection with the Qualcomm Agreement or similar arrangements in the future. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
Overview
     Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a global leader and innovator in semiconductor solutions for wired and wireless communications. Our products seamlessly deliver voice, video, data and multimedia connectivity in the home, office and mobile environment. We provide the industry’s broadest portfolio of state-of-the-art system-on-a-chip and embedded software solutions.
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
     Our diverse product portfolio includes:
•	Broadband Communications (Solutions for the Home) — Highly integrated solutions for the connected home, including set-top-boxes and media servers, residential gateways, home networking, femtocells, high definition TV platforms, consumer electronic products and digital video recorders (DVRs).

•	Mobile & Wireless (Solutions for the Hand) — Low-power, high-performance and highly integrated solutions powering the mobile ecosystem, including Wi-Fi and Bluetooth, cellular modems, personal navigation and global positioning, near field communications, multimedia and application processing, and mobile power management solutions.

•	Infrastructure & Networking (Solutions for Infrastructure) — Highly integrated solutions for carriers, service providers, enterprises, small-to-medium businesses and data centers for network infrastructure needs, including switches and physical layer (PHY) devices for local, metropolitan, wide area and storage networking; switch fabric solutions; and high-speed controllers.
     Our product revenue consists principally of sales of semiconductor devices and, to a lesser extent, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. The majority of our product sales occur through the efforts of our direct sales force. The remaining balance of our product sales occurs through distributors. Our licensing revenue and income is generated from the licensing of our intellectual property, of which the vast majority to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm Incorporated. The licensing revenue from our agreement with Verizon Wireless ended in March 2009 and the income from the Qualcomm Agreement is non-recurring and will terminate in 2013. There can be no assurances that we will be able to enter into similar arrangements in the future. At June 30, 2011 we had deferred income of $30 million related to the Qualcomm Agreement.
     A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2010 Annual Report on Form 10-K for the year ended December 31, 2010.
Operating Results for the Three and Six Months Ended June 30, 2011
     In the three months ended June 30, 2011 our net income was $175 million as compared to net income of $278 million in the three months ended June 30, 2010. In the six months ended June 30, 2011 our net income was $403 million as compared to net income of $488 million in the six months ended June 30, 2010. The decrease in profitability in both periods was primarily related to lower gross margins and an increase in operating expenses including the impairment of our purchased intangible assets and our charitable contribution. Other highlights during the six months ended June 30, 2011 include the following:
•	Our cash and cash equivalents and marketable securities were $3.80 billion at June 30, 2011, compared with $4.06 billion at December 31, 2010. We generated cash flow from operations of $822 million during the six months ended June 30, 2011.

•	In January 2011 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased our quarterly cash dividend by 12.5% to $0.09 per share ($0.36 per share on an annual basis) and declared a quarterly cash dividend of $0.09 per share payable to holders of our common stock.

•	In January 2011 the Compensation Committee adopted a Performance Restricted Stock Units Incentive Award Program, or the PRSU Program. Under the PRSU Program, and at the sole discretion of the Compensation Committee, certain of our executives will annually be designated as participants. The PRSU Program was adopted under, and all awards and grants under the program shall be pursuant to, the Broadcom Corporation 1998 Stock Incentive Plan, as amended and restated. The Compensation Committee designated the first performance cycle under the PRSU Program to be January 1, 2010 through December 31, 2010.

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

•	In February 2011 we entered into an accelerated share repurchase, or ASR, agreement to repurchase $300 million dollars of our Class A common stock, which was recorded as a reduction to shareholders’ equity. Under the ASR program, a majority of the shares repurchased were immediately retired and we received additional shares back at the conclusion of the program. Under the terms of the ASR, in February 2011 we paid $300 million in cash and immediately received and cancelled six million shares of our Class A common stock. Under the terms of the agreement, $41 million was pending final settlement which occurred in May 2011. Subsequently we received an additional one million shares at a weighted average price of $42.64.

•	In March 2011 an earthquake occurred off the northeast coast of Japan which has disrupted the global supply chain for components manufactured in Japan that are incorporated in our products or included in the end user products of our customers. We continue to monitor the effect of the events in Japan on end demand patterns and inventory levels throughout the supply chain.

•	In April 2011 we completed our acquisition of Provigent Inc., a privately-held company that provides highly integrated, high performance, mixed signal semiconductors for microwave backhaul systems. In connection with the acquisition, we paid approximately $314 million, exclusive of cash assumed, to acquire all of the outstanding shares of capital stock and other equity rights of Provigent. The purchase price was paid in cash, except that a portion attributable to certain unvested employee stock options was paid in the form of Broadcom equity awards. The equity awards had a fair value of $4 million, of which less than one million was recorded to goodwill and the remaining amount will be recognized as stock-based compensation expense over the next three years. A portion of the cash consideration was placed into escrow pursuant to the terms of the acquisition agreement.

•	In May 2011 we completed our acquisition of SC Square Ltd., a leading security software developer for $40 million, exclusive of cash acquired. The purchase price was paid in cash, with a portion of the consideration placed into escrow, pursuant to the terms of the acquisition agreement.

•	In May 2011 the court entered an order granting final approval of the Stipulation and Agreement of Settlement, or Derivative Settlement. In connection with the Derivative Settlement, we recorded a $43 million settlement gain in our unaudited condensed consolidated statements of income and paid plaintiffs’ counsel $25 million of the settlement proceeds for attorneys’ fees, expenses, and costs, which was recorded as an operating expense in our unaudited condensed consolidated statements of income.

•	In June 2011 we contributed $25 million to the Broadcom Foundation to support science, technology, engineering and mathematics programs, as well as a broad range of community services which was recorded as an operating expense in our unaudited condensed consolidated statements of income.

•	In June 2011 we recorded a purchased intangible impairment charge of $74 million related to our acquisition of Beceem Communications, Inc. in 2010. The primary factor contributing to this impairment charge was a reduction in the forecasted cash flows experienced this quarter derived from the acquired WiMAX products as wireless service providers have accelerated their adoption of Long Term Evolution, or LTE, products.

•	In June 2011 we completed the Internal Revenue Service (IRS) examination of our income tax returns for 2004 to 2006, executed a closing agreement covering the 2001 to 2006 tax years, and agreed to certain adjustments for the 2001 to 2006 tax years, primarily related to intercompany transfer pricing transactions. Such adjustments were offset by net operating losses and credits, and did not result in any income tax expense or cash tax liability.

Business Enterprise Segments.
     The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In millions)
Three Months Ended June 30, 2011
Net revenue	$513	$811	$420	$52	$1,796
Operating income (loss)	99	113	143	(185)	170

Three Months Ended June 30, 2010
Net revenue	$532	$630	$391	$52	$1,605
Operating income (loss)	123	104	138	(93)	272

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In millions)
Six Months Ended June 30, 2011
Net revenue	$1,003	$1,666	$839	$104	$3,612
Operating income (loss)	183	252	296	(327)	404

Six Months Ended June 30, 2010
Net revenue	$996	$1,184	$783	$104	$3,067
Operating income (loss)	207	165	292	(185)	479
Included in the “All Other” category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Net revenue	$52	$52	$104	$104

Stock-based compensation	$136	$119	$281	$246
Amortization of purchased intangible assets	22	14	44	24
Amortization of acquired inventory valuation step-up	5	3	10	7
Impairments of long-lived assets	74	—	83	—
Settlement costs (gains), net	(45)	1	(50)	4
Charitable contribution	25	—	25	—
Non recurring legal fees	25	—	25	—
Employer payroll tax on certain stock option exercises	1	3	4	4
Miscellaneous corporate allocation variances	(6)	5	9	4

Total other operating costs and expenses	$237	$145	$431	$289

Total operating loss for the “All Other” category	$(185)	$(93)	$(327)	$(185)

     For additional information about our business enterprise segments, see further discussion in Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.
Factors That May Impact Net Income
     Our net income has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:
•	volume of product sales and corresponding gross margin;

•	required levels of research and development and other operating costs;

•	stock-based compensation expense;

•	licensing and income from intellectual property;

•	impairment of goodwill and other long-lived assets;

•	deferral of revenue under multiple-element arrangements;

•	amortization of purchased intangible assets;

•	cash-based incentive compensation expense;

•	litigation costs and insurance recoveries;

•	settlement costs or gains;

•	adjustments to tax reserves and the results of income tax audits;

•	the loss of interest income resulting from lower average interest rates and investment balance reductions resulting from expenditures on repurchases of our Class A common stock, dividends and acquisitions of businesses;

•	charitable contributions;

•	other-than-temporary impairment of marketable securities; and

•	restructuring costs.
Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, st.ategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2011.

Results of Operations
     The following table sets forth certain Unaudited Condensed Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenue:
Product revenue	97.0%	96.4%	96.7%	96.2%
Income from Qualcomm Agreement	2.9	3.2	2.9	3.4
Licensing revenue	0.1	0.4	0.4	0.4

Total net revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of product revenue	48.9	47.4	49.1	47.5
Research and development	28.1	26.3	27.7	27.5
Selling, general and administrative	10.0	8.9	10.0	9.0
Amortization of purchased intangible assets	0.5	0.3	0.4	0.3
Impairments of long-lived assets	4.1	—	2.3	—
Settlement costs (gains), net	(2.5)	0.1	(1.4)	0.1
Charitable contribution	1.4	—	0.7	—

Total operating costs and expenses	90.5	83.0	88.8	84.4
Income from operations	9.5	17.0	11.2	15.6
Interest income, net	—	0.1	—	0.1
Other income, net	0.1	0.1	—	0.2

Income before income taxes	9.6	17.2	11.2	15.9
Provision (benefit) for income taxes	(0.2)	(0.1)	—	—

Net income	9.8%	17.3%	11.2%	15.9%

     The following table presents details of product and total gross margin as a percentage of product and total revenue, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Product gross margin	49.6%	50.8%	49.3%	50.6%
Total gross margin	51.1	52.6	50.9	52.5
     The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the unaudited condensed consolidated statements of income data above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of product revenue	0.4%	0.3%	0.4%	0.4%
Research and development	5.4	5.2	5.5	5.6
Selling, general and administrative	1.9	1.8	1.9	2.0
Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin
     The following tables present net revenue, cost of product revenue, product gross margin and total gross margin:

	Three Months Ended		Three Months Ended			%
	June 30, 2011		June 30, 2010			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Product revenue	$1,742	97.0%	$1,547	96.4%	$195	12.6%
Income from Qualcomm Agreement	51	2.9	51	3.2	—	—
Licensing revenue	3	0.1	7	0.4	(4)	(57.1)

Total net revenue	$1,796	100.0%	$1,605	100.0%	$191	11.9%

Cost of product revenue(1)	$877	48.9%	$762	47.4%	$115	15.1%

Product gross margin	49.6%		50.8%		(1.2)%

Total gross margin	51.1%		52.6%		(1.5)%

	Six Months Ended		Six Months Ended			%
	June 30, 2011		June 30, 2010			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Product revenue	$3,494	96.7%	$2,951	96.2%	$543	18.4%
Income from Qualcomm Agreement	103	2.9	103	3.4	—	—
Licensing revenue	15	0.4	13	0.4	2	15.4

Total net revenue	$3,612	100.0%	$3,067	100.0%	$545	17.8%

Cost of product revenue(1)	$1,772	49.1%	$1,457	47.5%	$315	21.6%

Product gross margin	49.3%		50.6%		(1.3)%

Total gross margin	50.9%		52.5%		(1.6)%

	Three Months Ended		Three Months Ended			%
	June 30, 2011		March 31, 2011			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Product revenue	$1,742	97.0%	$1,752	96.5%	$(10)	(0.6)%
Income from Qualcomm Agreement	51	2.9	52	2.8	(1)	(1.9)
Licensing revenue	3	0.1	12	0.7	(9)	(75.0)

Total net revenue	$1,796	100.0%	$1,816	100.0%	$(20)	(1.1)%

Cost of product revenue(1)	$877	48.9%	$895	49.3%	$(18)	(2.0)%

Product gross margin	49.6%		48.9%		0.7%

Total gross margin	51.1%		50.7%		0.4%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.
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
     The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue:

	Three Months Ended		Three Months Ended			%
	June 30, 2011		June 30, 2010			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Broadband Communications	$513	28.6%	$532	33.2%	$(19)	(3.6)%
Mobile & Wireless	811	45.2	630	39.3	181	28.7
Infrastructure & Networking	420	23.3	391	24.3	29	7.4
All other(1)	52	2.9	52	3.2	—	—

Total net revenue	$1,796	100.0%	$1,605	100.0%	$191	11.9%

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent agreements. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
     The decrease in net revenue from our Broadband Communications reportable segment resulted primarily from a decrease in demand for our consumer electronics products and set top boxes, partially offset by an increase in demand for our broadband modems. The increase in net revenue from our Mobile & Wireless reportable segment resulted primarily from an increase in demand for our wireless connectivity and cellular solutions. The increase in net revenue from our Infrastructure & Networking reportable segment resulted primarily from an increase in demand for our Ethernet switching products offset in part by a reduction in demand for our Ethernet controller products.

	Six Months Ended		Six Months Ended			%
	June 30, 2011		June 30, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Broadband Communications	$1,003	27.8%	$996	32.5%	$7	0.7%
Mobile & Wireless	1,666	46.1	1,184	38.6	482	40.7
Infrastructure & Networking	839	23.2	783	25.5	56	7.2
All other(1)	104	2.9	104	3.4	—	—

Total net revenue	$3,612	100.0%	$3,067	100.0%	$545	17.8%

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent agreements. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
     The increase in net revenue from our Broadband Communications reportable segment resulted primarily from an increase in demand for our broadband modem products offset by a decrease in demand for our consumer electronics products and set top boxes. The increase in net revenue from our Mobile & Wireless reportable segment resulted primarily from an increase in demand for our wireless connectivity and cellular solutions. The increase in net revenue from our Infrastructure & Networking reportable segment resulted primarily from an increase in demand for our Ethernet switching products offset in part by a reduction in demand for our Ethernet controller products.
     The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue:

	Three Months Ended		Three Months Ended			%
	June 30, 2011		March 31, 2011			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Broadband Communications	$513	28.6%	$490	27.0%	$23	4.7%
Mobile & Wireless	811	45.2	855	47.1	(44)	(5.1)
Infrastructure & Networking	420	23.3	419	23.0	1	0.2
All other(1)	52	2.9	52	2.9	—	—

Total net revenue	$1,796	100.0%	$1,816	100.0%	$(20)	(1.1)%

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent agreements. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
     The increase in net revenue from our Broadband Communications reportable segment resulted primarily from an increase in demand for our broadband modem products and set top boxes, offset by a decrease in demand for our consumer electronics products. The decrease in net revenue from our Mobile & Wireless reportable segment resulted from a decrease in demand for our wireless connectivity and cellular solutions. The increase in net revenue from our Infrastructure & Networking reportable segment resulted primarily from an increase in demand for our Ethernet switching products offset by a decrease in demand for our Ethernet controller products.
     We recorded rebates to certain customers of $163 million, or 9.1% of net revenue, $152 million, or 8.4% of net revenue, and $132 million, or 8.2% of net revenue, in the three months ended June 30, 2011, March 31, 2011, and June 30, 2010, respectively. We recorded rebates of $314 million, or 8.7% of net revenue and $236 million, or 7.7% of net revenue in the six months ended June 30, 2011 and 2010, respectively. The increase in rebates in 2011 was attributable to a change to the mix in sales to customers that participate in our rebate programs, primarily an increase in the Mobile & Wireless area. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs.
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
     For these and other reasons, our total net revenue and results of operations for the three and six months ended June 30, 2011 and prior periods may not necessarily be indicative of future net revenue and results of operations.
Concentration of Net Revenue
     Income from the Qualcomm Agreement is expected to be recognized in the remainder of 2011 through 2013 as follows:

	2011	2012	2013	Thereafter	Total
	(In millions)
Income from Qualcomm Agreement	$103	$186	$87	$—	$376

     The following table presents details of our product net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Product sales made through direct sales force (1)	77.1%	76.6%	77.0%	78.5%
Product sales made through distributors(2)	22.9	23.4	23.0	21.5

	100.0%	100.0%	100.0%	100.0%

(1)	Includes 9.5% and 5.7% of product sales maintained under hubbing arrangements with certain of our customers in the three months ended June 30, 2011 and 2010, respectively, and 9.2% and 5.6% in the six months ended June 30, 2011 and 2010.

(2)	Includes 5.8% and 8.1% of product sales maintained under fulfillment distributor arrangements in the three months ended June 30, 2011 and 2010, respectively, respectively, and 6.9% and 6.7% in the six months ended June 30, 2011 and 2010.
     Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Five largest customers as a group	39.4%	35.9%	40.4%	35.2%
     We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the remainder of 2011 and for the foreseeable future. The identities of our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period.
     Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
China (exclusive of Hong Kong)	34.5%	29.4%	33.1%	28.6%
Hong Kong	26.9	25.7	26.3	26.2
Other Asia (primarily Singapore and Taiwan)	32.9	37.6	35.0	37.9
Europe	1.7	2.4	2.1	2.4
Other	2.0	1.8	2.1	1.5

	98.0%	96.9%	98.6%	96.6%

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
     Product gross margin decreased to 49.6% in the three months ended June 30, 2011 as compared to 50.8% in the three months ended June 30, 2010 primarily as a result of (i) an increase in amortization of purchased intangibles and inventory step-up of $9 million due, in part to our acquisitions completed over the last twelve months, (ii) a net increase in excess and obsolete inventory provisions of $5 million due to an increase in the provision for our mobile multimedia products and (iii) an increase in warranty provisions of $4 million primarily associated with certain cable television products.
     Product gross margin decreased to 49.3% in the six months ended June 30, 2011 as compared to 50.6% in the six months ended June 30, 2010 primarily as a result of (i) a shift in the mix of our product revenues with more revenues attributable to mobile and wireless products (ii) an increase in amortization of purchased intangibles and inventory step-up of $17 million primarily due to our acquisitions completed over the last twelve months, and (iii) a net increase in excess and obsolete inventory provisions of $15 million due to an increase in the provision for our mobile multimedia products.
     Product gross margin increased to 49.6% in the three months ended June 30, 2011 from 48.9% in the three months ended March 31, 2011 primarily as a result of both (i) a reduction in the excess and obsolete inventory provision of $7 million, and (ii) a shift in the mix of our product revenues with less revenues attributable to mobile and wireless products, offset by an increase in warranty provisions of $2 million primarily due to certain cable television products.
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
     The following table presents details of research and development expense:

	Three Months Ended		Three Months Ended			%
	June 30, 2011		June 30, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Salaries and benefits	$271	15.1%	$228	14.2%	$43	18.9%
Stock-based compensation(1)	97	5.4	84	5.2	13	15.5
Development and design costs	73	4.1	56	3.5	17	30.4
Other	63	3.5	53	3.4	10	18.9

Research and development	$504	28.1%	$421	26.3%	$83	19.7%

	Six Months Ended		Six Months Ended			%
	June 30, 2011		June 30, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Salaries and benefits	$545	15.1%	$447	14.6%	$98	21.9%
Stock-based compensation(1)	199	5.5	173	5.6	26	15.0
Development and design costs	137	3.8	119	3.9	18	15.1
Other	121	3.3	103	3.4	18	17.5

Research and development	$1,002	27.7%	$842	27.5%	$160	19.0%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.
     The increase in salaries and benefits and stock based compensation increases were primarily attributable to an increase in headcount of approximately 1,200 personnel, bringing headcount to approximately 7,200 at June 30, 2011, which represents a 20.0% increase from our June 30, 2010 levels. Development and design costs increased due to increases in prototyping, engineering costs and manufacturing expenses. Development and design costs vary from period to period depending on the timing development and tape-out of various products. The increase in the Other line item in the above table is primarily attributable to an increase in depreciation, travel and facilities expenses.
     We expect research and development costs to increase as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies.
     We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. The majority of our new products are now designed in 40 nanometer CMOS processes, and we are currently designing products in 28 nanometer processes. We currently hold more than 5,350 U.S. and more than 2,300 foreign patents and more than 7,650 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.
Selling, General and Administrative Expense
     Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.
     The following table presents details of selling, general and administrative expense:

	Three Months Ended		Three Months Ended			%
	June 30, 2011		June 30, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Salaries and benefits	$72	4.0%	$59	3.7%	$13	22.0%
Stock-based compensation(1)	33	1.9	30	1.8	3	10.0
Legal and accounting fees	49	2.7	31	1.9	18	58.1
Other	29	1.4	24	1.5	5	20.8

Selling, general and administrative	$183	10.0%	$144	8.9%	$39	27.1%

	Six Months Ended		Six Months Ended			%
	June 30, 2011		June 30, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Salaries and benefits	$145	4.0%	$114	3.7%	$31	27.2%
Stock-based compensation(1)	69	1.9	61	2.0	8	13.1
Legal and accounting fees	95	2.6	58	1.9	37	63.8
Other	52	1.5	44	1.4	8	18.2

Selling, general and administrative	$361	10.0%	$277	9.0%	$84	30.3%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.
     The increase in salaries and benefits and stock based compensation were primarily attributable to an increase in headcount of approximately 350 personnel, bringing headcount to approximately 1,700 at June 30, 2011, which represents a 25.9% increase from our June 30, 2010 levels. The increase in legal and accounting fees primarily related to legal fees associated with the Derivative Settlement, which included a final $25 million payment to the plaintiffs’ counsel for attorneys’ fees, expenses and costs. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and prior years’ stock option backdating securities litigation, patent prosecution and filings and various other transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information. The increase in the Other line item in the above table is primarily attributable to an increase in travel and facilities expense.
Stock-Based Compensation Expense
     The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended		Three Months Ended			%
	June 30, 2011		June 30, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Cost of product revenue	$6	0.4%	$5	0.3%	$1	20.0%
Research and development	97	5.4	84	5.2	13	15.5
Selling, general and administrative	33	1.9	30	1.8	3	10.0

	$136	7.7%	$119	7.3%	$17	14.3%

	Six Months Ended		Six Months Ended			%
	June 30, 2011		June 30, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Cost of product revenue	$13	0.4%	$12	0.4%	$1	8.3%
Research and development	199	5.5	173	5.6	26	15.0
Selling, general and administrative	69	1.9	61	2.0	8	13.1

	$281	7.8%	$246	8.0%	$35	14.2%

     We recognize stock-based compensation expense related to share-based awards, resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions over their respective service periods. Unearned stock-based compensation is principally amortized ratably over the service periods of the underlying stock options and restricted stock units, generally 48 months and 16 quarters, respectively. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions. The increase in stock-based compensation in the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 primarily related to an increase in headcount as well as the commencement of a new two-year offering period under our employee stock purchase program, which resulted in a $14 million and $27 million increase in stock-based compensation expense as compared to the three and six months ended June 30, 2010, respectively.
     It is our long-term objective that total stock-based compensation approximates 5% of total net revenue.
     The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2011 through 2015 related to unvested share-based payment awards:

	2011	2012	2013	2014	2015	Total
	(In millions)
Unearned stock-based compensation	$238	$358	$227	$114	$13	$950
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
Amortization of Purchased Intangible Assets
     The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Three Months Ended			%
	June 30, 2011		June 30, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Cost of product revenue	$14	0.8%	$9	0.5%	$5	55.6%
Other operating expenses	8	0.5	5	0.3	3	60.0

	$22	1.3%	$14	0.8%	$8	57.1%

	Six Months Ended		Six Months Ended			%
	June 30, 2011		June 30, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Cost of product revenue	$29	0.8%	$16	0.5%	$13	81.3%
Other operating expenses	15	0.4	8	0.3	7	87.5

	$44	1.2%	$24	0.8%	$20	83.3%

     The following table presents details of the amortization of existing purchased intangible assets, including IPR&D that is currently estimated to be expensed in the remainder of 2011 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)
Cost of product revenue	$25	$84	$81	$68	$52	$101	$411
Other operating expenses	15	30	11	5	5	11	77

	$40	$114	$92	$73	$57	$112	$488

     If we acquire additional purchased intangible assets in the future, our cost of product revenue or operating expenses will be increased by the amortization of those assets.
Impairment of Long-Lived Assets
     In June 2011 we recorded a purchased intangible impairment charge of $74 million related to our acquisition of Beceem Communications, Inc. in 2010. The primary factor contributing to this impairment charge was a reduction in the forecasted cash flows experienced this quarter derived from the acquired WiMAX products as wireless service providers have accelerated their adoption of Long Term Evolution, LTE, products. In March 2011 we recorded an impairment charge of $9 million primarily related to a technology license that was acquired in 2008. The primary factor contributing to this impairment charge was the continued reduction in the forecasted cash flows for our Blu-ray Disc business. We did not record any impairment charges in the three and six months ended June 30, 2010.
     In determining the amount of these impairment charges, we calculated fair values as of the impairment date for acquired developed technology, in-process research and development and customer relationships. The fair value for the first two assets was determined using the multiple period excess earnings method. The fair value of acquired customer relationships was based on the benefit derived from the incremental revenue and related cash flow as a direct result of the customer relationship. The fair values were determined using significant unobservable inputs, categorized as Level 3 inputs.
Settlement Costs (Gains)
     In the three and six months ended June 30, 2011, we recorded settlement gains of $45 million and $50 million, respectively primarily related to the Derivative Settlement. In the three and six months ended June 30, 2010, we recorded $1 million and $4 million in settlement costs.
     On March 18, 2011, Broadcom announced that the remaining defendants in the federal consolidated shareholder derivative action relating to the company’s historical stock option accounting practices entered into a settlement. On May 23, 2011, the District Court entered an order granting final approval of the Derivative Settlement. Pursuant to the Derivative Settlement:
-	Broadcom received a payment from Dr. Nicholas of approximately $27 million;

-	Broadcom cancelled unexercised Broadcom stock options held by Dr. Samueli valued at approximately $14 million, using a Black-Scholes analysis based on the closing price of Broadcom’s Class A common stock on the date the settlement was deemed final; Such stock options were originally valued at $24 million for purposes of the settlement (using the same methodology used to value equity granted to employees in the February annual focal compensation review); and

-	Dr. Samueli contributed approximately $2 million in cash to the Broadcom Foundation (through Broadcom Corporation).
     These amounts were recorded as settlement gains in our unaudited condensed consolidated statements of income. For a further discussion of litigation matters, see Note 9 of Notes to the Unaudited Condensed Consolidated Financial Statements.
Charitable Contribution
     In June 2011 we contributed $25 million to the Broadcom Foundation to support science, technology, engineering and mathematics programs, as well as a broad range of community services. This payment was recorded as an operating expense in our unaudited condensed consolidated statements of income in the three and six months ended June 30, 2011. Approximately $2 million of the $25 million contribution came from Dr. Samueli, who made such payment to Broadcom Corporation in connection with the settlement of the shareholder derivative litigation as further described in Note 9.

Interest and Other Income (Expense), Net
     The following table presents interest and other income, net:

	Three Months Ended		Three Months Ended			%
	June 30, 2011		June 30, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Decrease	Amount
	(In millions, except percentages)
Interest income, net	$—	0.0%	$2	0.1%	$(2)	(100.0)%
Other income (expense), net	2	0.1	2	0.1	—	—

	Six Months Ended		Six Months Ended			%
	June 30, 2011		June 30, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Decrease	Amount
	(In thousands, except percentages)
Interest income, net	$—	0.0%	$5	0.1%	$(5)	(100.0)%
Other income (expense), net	—	—	5	0.2	(5)	(100.0)
     Interest income, net, reflects interest income earned on cash, cash equivalents and marketable securities balances offset by interest expense. Other income (expense), net, primarily includes gains and losses on foreign currency transactions.
     The decrease in interest income, net, for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 was driven primarily by interest expense related to our long-term debt. Our cash and marketable securities balances increased from $2.49 billion at June 30, 2010 to $3.80 billion at June 30, 2011, primarily due to net cash provided by operating activities, proceeds from exercise of stock options and stock purchase rights and proceeds from the issuance of our long-term debt. The annualized average interest rates earned in the three months ended June 30, 2011 and 2010 were 0.50% and 0.41%, respectively. The average interest rates earned in the six months ended June 30, 2011 and 2010 were 0.52% and 0.40%, respectively. The average interest rate for our long-term debt in the three and six months ended June 30, 2011 were 0.45% and 0.44%, respectively.
Provision for Income Taxes
     We recorded a tax benefit of $3 million and a tax provision of $1 million for the three and six months ended June 30, 2011, respectively, and a tax benefit of $2 million and a tax provision of $1 million for the three and six months ended June 30, 2010, respectively. Our effective tax rates were (2.2)% and 0.2% for the three and six months ended June 30, 2011, respectively, and (0.7)% and 0.1% for the three and six months ended June 30, 2010, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate in the three and six months ended June 30, 2011 and 2010, and tax benefits resulting primarily from the expiration of statutes of limitations for the assessment of taxes in various foreign jurisdictions of $5 million and $6 million for the three and six months ended June 30, 2011, respectively, and $6 million and $7 million for the three and six months ended June 30, 2010, respectively. We also recorded a tax benefit of approximately $4 million in the six months ended June 30, 2010 resulting primarily from the March 22, 2010 decision in the U.S. Court of Appeals for the Ninth Circuit case concerning Xilinx (as disclosed in prior periods). During the quarter ended June 30, 2011 we completed our analysis under Internal Revenue Code Sections 382 and 383 for our 2010 acquisition of Beceem Communications, Inc., and determined there was no resulting material limitation on our ability to utilize the acquired net operating loss and tax credit carryforwards.
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

In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $58 million and $17 million at June 30, 2011 and December 31, 2010, respectively. The increase in net deferred tax liabilities for the six months ended June 30, 2011 primarily related to $43 million of net deferred tax liabilities from our acquisition of Provigent Inc. in April 2011.
     We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2002 through 2010 tax years generally remain subject to examination by tax authorities.
     On June 30, 2011 we concluded the Internal Revenue Service (IRS) examination of our income tax returns for 2004 through 2006, executed a closing agreement covering the 2001 through 2006 tax years, and agreed to certain adjustments for the 2001 through 2006 tax years, primarily related to intercompany transfer pricing transactions. Those audit adjustments were offset by federal net operating losses and credits, and did not result in any income tax expense or cash tax liability for the Company. As a result of the IRS examination, taking into account effects on post-audit periods, we reduced our federal net operating losses by approximately $620 million and we reduced amounts relating to uncertain tax benefits by approximately $180 million as of June 30, 2011. This reduction in federal net operating loss carryforwards was fully offset with a reduction in our valuation allowance for deferred tax assets, and had no impact on our operating results or financial position. We are currently calculating the reduction of our state net operating loss carryforwards resulting from the IRS audit, and such reduction will be fully offset with a corresponding reduction in our valuation allowance for deferred tax assets and will not impact our operating results or financial position.
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
Liquidity and Capital Resources
     Working Capital and Cash and Marketable Securities. The following table presents working capital, and cash and cash equivalents and marketable securities:

	June 30,	December 31,	Increase
	2011	2010	(Decrease)
	(In millions)
Working capital	$2,923	$2,913	$10

Cash and cash equivalents(1)	$1,797	$1,622	$175
Short-term marketable securities(1)	829	1,035	(206)
Long-term marketable securities	1,174	1,401	(227)

Total cash and cash equivalents and marketable securities	$3,800	$4,058	$(258)

(1)	Included in working capital.

     See discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Cash Provided and Used in the Six Months Ended June 30, 2011 and 2010
     Cash and cash equivalents increased to $1.80 billion at June 30, 2011 from $1.62 billion at December 31, 2010 as a result of cash provided by operating activities, proceeds from marketable securities and the issuance of our Class A common stock, offset in part by repurchases of our Class A common stock, net cash paid for acquired companies, our quarterly dividend payments and net purchases of property and equipment.

	Six Months Ended
	June 30,
	2011	2010
	(In millions)
Net cash provided by operating activities	$822	$464
Net cash used in investing activities	(5)	(270)
Net cash used in financing activities	(642)	(187)

Increase in cash and cash equivalents	$175	$7
Cash and cash equivalents at beginning of period	1,622	1,397

Cash and cash equivalents at end of period	$1,797	$1,404

Operating Activities
     In the six months ended June 30, 2011 our operating activities provided $822 million in cash. This was primarily the result of net income of $403 million and net non-cash operating expenses of $446 million, offset in part by net cash used by changes in operating assets and liabilities of $27 million. In the six months ended June 30, 2010 our operating activities provided $464 million in cash. This was primarily the result of net income of $488 million and net non-cash operating expenses of $308 million, offset in part by net cash used by changes in operating assets and liabilities of $332 million, including our $161 million payment of previously accrued securities litigation settlement costs.
     Our days sales outstanding decreased to 35 from 38 driven primarily by a variation in revenue linearity, as a smaller percentage of our sales occurred in the last month of the quarter ended June 30, 2011 as compared to the last month of the quarter ended December 31, 2010. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.
     Inventory days on hand remained flat at 57 days. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.
Investing Activities
     Investing activities used $5 million in cash in the six months ended June 30, 2011, which was primarily the result of $344 million in net cash paid for our acquisitions of Provigent and SC Square and $97 million of capital equipment purchases to support our research and development efforts, offset in part by $436 million in net proceeds from sales and maturities of marketable securities. Investing activities used $270 million in cash in the six months ended June 30, 2010, which was primarily the result of $113 million in net purchases of marketable securities, $102 million in net cash paid primarily for the acquisition of Teknovus and $47 million of capital equipment purchases, mostly to support our research and development efforts.

Financing Activities
     Our financing activities used $642 million in cash in the six months ended June 30, 2011, which was primarily the result of $670 million in repurchases of shares of our Class A common stock, dividends paid of $97 million, and $91 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $216 million in proceeds received from issuances of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan. Our financing activities used $187 million in cash in the six months ended June 30, 2010, which was primarily the result of $275 million in repurchases of shares of our Class A common stock, dividends paid of $80 million, repayment of debt assumed in our Teknovus acquisition of $15 million and $63 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $246 million in proceeds received from issuances of common stock upon exercise of stock options.
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
Senior Notes
     The following table summarizes the principal amount of our senior unsecured notes:

	June 30,	December 31,
	2011	2010
	(In millions)
1.500% fixed-rate notes, due 2013	$300	$300
2.375% fixed-rate notes, due 2015	400	400

Total	$700	$700

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
     In connection with the Notes, we entered into a registration rights agreement pursuant to which we agreed to use our reasonable commercial efforts to file with the SEC an exchange offer registration statement to issue registered notes with substantially identical terms as the Notes in exchange for any outstanding Notes, or, under certain circumstances, a shelf registration statement to register the Notes. We plan to file an exchange offer registration statement promptly after this filing.
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
     We were in compliance with all debt covenants as of June 30, 2011.
Credit Facility
     In November 2010, we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swingline loans and letters of credit in an aggregate amount of up to $500 million. The credit facility matures on November 19, 2014, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. We did not draw on our credit facility in 2010 or in the six months ended June 30, 2011.
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
     We were in compliance with all debt covenants as of June 30, 2011.
Other Notes and Borrowings
     We had no other significant notes or borrowings as of June 30, 2011.
Prospective Capital Needs
     We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the issuance of common stock through our employee stock option and purchase plans, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, repurchases of our Class A common stock and quarterly dividends for at least the next 12 months. However, it is possible that we may need to draw on our existing credit facility or raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. If needed, we may be able to raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. We could also reduce certain expenditures, such as repurchases of our Class A common stock.
     We earn a significant amount of our operating income outside the U.S., which income is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S. and expect domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends, share buy-backs and repayment of debt. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months.

     If we require more capital in the U.S. than is generated by our domestic operations, any taxable income that could result from the repatriation of our foreign earnings would be offset by our net operating loss and research and development tax credit carryforwards, which are currently subject to a full valuation allowance on our deferred tax assets, and would not be expected to have a material effect on our operating results or financial position.
     In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or utilize or increase our existing credit facilities for other reasons. However, we may not be able to obtain additional funds on a timely basis at acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our Class A common stock.
     As of June 30, 2011, we have approximately $1.78 billion of cash, cash equivalents, and short-term investments held by our foreign subsidiaries. As a result of the June 30, 2011 closing of our IRS audit and agreed adjustments to income for the 2001 through 2006 tax years, during the quarter ending September 30, 2011, approximately $800 million will be paid from our foreign subsidiaries to Broadcom Corporation. The income resulting from the IRS adjustments was offset by net operating loss carryforwards. Any potential additional income, which could result if we were to repatriate the remaining $1 billion of foreign cash, cash equivalents and short-term investments would be offset by existing net operating loss and research and development tax credit carryforwards and should not have a material effect on our tax liabilities. Our net operating loss and research and development tax credit carryforwards are currently subject to a full valuation allowance.
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
Off-Balance Sheet Arrangements
At June 30, 2011 we had no material off-balance sheet arrangements, other than our operating leases.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. The average credit rating of our marketable securities portfolio by major credit rating agencies was Aa3/AA-. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any debt securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.
     In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may continue to negatively impact our investment income.
     To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of June 30, 2011, a 100 basis point increase in interest rates across all maturities would result in a $12 million incremental decline in the fair market value of the portfolio. As of December 31, 2010, a similar 100 basis point increase in interest rates across all maturities would result in a $23 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

     Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of June 30, 2011 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2011, the end of the period covered by this Report.
     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers represented 40.4% and 35.2% of our total net revenue in the six months ended June 30, 2011 and 2010, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The loss of any significant customer could materially and adversely affect our financial condition and results of operations.
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
     In addition, the majority of our licensing revenues and related income to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm. Our patent license agreements with these two customers are expected to result in licensing revenue and related income of approximately $1.02 billion over a six year period. From January 2008 through June 2011, we recorded $648 million in licensing revenue and related income derived from Verizon Wireless and Qualcomm. The licensing revenue from our agreement with Verizon Wireless has ended and the income from the Qualcomm Agreement is non-recurring and will terminate in 2013. There can be no assurances that we will be able to enter into additional such arrangements in the future, or that we will be able to successfully collect the remaining payments due to us under the Qualcomm Agreement in the event of a default by Qualcomm.
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
     Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter. Variability in the nature of our operating results may be attributed to the factors identified throughout this “Risk Factors” section, many of which may be outside our control, including:
•	changes in economic conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	seasonality in sales of consumer and enterprise products in which our products are incorporated;

•	our dependence on a few significant customers and/or design wins for a substantial portion of our revenue;

•	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	changes in customer product needs and market acceptance of our products;

•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	the impact of a significant natural disaster, such as an earthquake, severe weather, tsunamis or other flooding, or a nuclear crisis, as well as interruptions or shortages in the supply of utilities such as water and electricity, on a key location such as our corporate headquarters or our Northern California facilities, both of which are located near major earthquake fault lines; and

•	the impact of tax examinations.
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
     We face a number of challenges associated with our acquisition strategy that could disrupt our ongoing business and distract our management team, including:
•	delays in the timing and successful integration of an acquired company’s technologies;

•	the loss of key personnel;

•	if our actual results, or the plans and estimates used in future impairment analyses, are less favorable than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges;

•	lower gross margins, revenues and operating income than originally anticipated at the time of acquisition and other financial challenges; and

•	becoming subject to intellectual property or other litigation.
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
Our stock price is highly volatile.
     The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2009 through June 30, 2011 our Class A common stock has traded at prices as low as $15.31 and as high as $47.39 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.
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

     We may be required to defend against alleged infringement of intellectual property rights of others and/or may be unable to adequately protect or enforce our own intellectual property rights.
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
     In certain foreign jurisdictions, we operate under tax holidays and favorable tax incentives. For instance, in Singapore we operate under tax holidays that reduce taxes on substantially all of our operating income in that jurisdiction. Such tax holidays and incentives often require us to meet specified employment and investment criteria in such jurisdictions. In a period of tight manufacturing capacity, our ability to meet Singaporean content in our products may be more limited, which may have adverse tax consequences. More generally, if any of our tax holidays or incentives are terminated or if we fail to meet the criteria to continue to enjoy such holidays or incentives, our results of operations may be materially and adversely affected.
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
     We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to international destinations, primarily in Asia, represented 98.6%, and 96.6% of our product revenue in the six months ended June 30, 2011 and 2010, respectively. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our international business activities and to open other design and operational centers abroad.
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
     As of June 30, 2011 our co-founders, directors, executive officers and their respective affiliates beneficially owned 11.0% of our outstanding common stock and held 52.5% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of June 30, 2011 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 9.9% of our outstanding common stock and held 52.1% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. Repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In the three months ended June 30, 2011 we issued an aggregate of 630 shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act.
Issuer Purchases of Equity Securities
     In February 2011 we entered into an accelerated share repurchase, or ASR, agreement to repurchase shares of our Class A common stock, which was recorded as a reduction to shareholders’ equity. Under the ASR program, a majority of the shares repurchased were immediately retired and, due to the average daily volume weighted average price of our Class A common stock during the specified term, we received additional shares back at the conclusion of the program.
     Under the terms of the ASR, in February 2011 we paid $300 million and immediately received and cancelled six million shares of our Class A common stock. Under the terms of the agreement, $41 million was pending final settlement during the three months ended June 30, 2011, which occurred in May 2011. Subsequently, we received an additional one million shares. The repurchases completed under our ASR were repurchased at a weighted average price of $42.64.
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
     In addition to the shares repurchased under our ASR, we repurchased approximately 6 million and 4 million shares of our Class A common stock at a weighted average price of $34.98 and $31.88 per share in the three months ended June 30, 2011 and 2010, respectively, and approximately 10 million and 9 million shares of our Class A common stock at a weighted average price of $36.84 and $30.65 per share in the six months ended June 30, 2011 and 2010, respectively.

     The following table presents details of our various repurchases during the three months ended June 30, 2011:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	That May yet be
	of Shares	Price	as Part of Publicly	Purchased under
Period	Purchased	per Share	Announced Plans	the Plans
	(In millions, except per share data)
April 2011	3	$34.91	3
May 2011	4	36.71	4
June 2011	—	—	—

Total	7	$35.98	7	$—

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
and Principal Accounting Officer
July 25, 2011

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