Form 10-Q
period 2011-09-30
BROADCOM CORP
filed 2011-10-25
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 30, 2011 the registrant had 486 million shares of Class A common stock, $0.0001 par value, and 53 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
     Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.
© 2011 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,333	$1,622
Short-term marketable securities	726	1,035
Accounts receivable, net	817	820
Inventory	491	598
Prepaid expenses and other current assets	125	109

Total current assets	4,492	4,184
Property and equipment, net	339	266
Long-term marketable securities	1,184	1,401
Goodwill	1,796	1,677
Purchased intangible assets, net	427	366
Other assets	58	50

Total assets	$8,296	$7,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$510	$604
Wages and related benefits	169	208
Deferred revenue and income	28	55
Accrued liabilities	524	404

Total current liabilities	1,231	1,271
Long-term debt	698	697
Other long-term liabilities	202	150
Commitments and contingencies
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	11,701	11,994
Accumulated deficit	(5,504)	(6,177)
Accumulated other comprehensive income (loss)	(32)	9

Total shareholders’ equity	6,165	5,826

Total liabilities and shareholders’ equity	$8,296	$7,944

See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions, except per share data)
Net revenue:
Product revenue	$1,902	$1,749	$5,396	$4,700
Income from Qualcomm Agreement	52	52	155	155
Licensing revenue	3	5	18	18

Total net revenue	1,957	1,806	5,569	4,873
Costs and expenses:
Cost of product revenue	960	872	2,732	2,329
Research and development	502	448	1,504	1,290
Selling, general and administrative	164	144	525	421
Amortization of purchased intangible assets	8	5	23	13
Impairments of long-lived assets	9	2	92	2
Restructuring costs, net	17	—	17	—
Settlement costs (gains), net	27	—	(23)	4
Charitable contribution	—	—	25	—

Total operating costs and expenses	1,687	1,471	4,895	4,059
Income from operations	270	335	674	814
Interest income (expense), net	(1)	2	(1)	7
Other income (expense), net	7	(1)	7	4

Income before income taxes	276	336	680	825
Provision for income taxes	6	8	7	9

Net income	$270	$328	$673	$816

Net income per share (basic)	$0.50	$0.64	$1.25	$1.63

Net income per share (diluted)	$0.48	$0.60	$1.19	$1.52

Weighted average shares (basic)	537	509	537	502

Weighted average shares (diluted)	558	544	564	537

Dividends per share	$0.09	$0.08	$0.27	$0.24

     The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)
Cost of product revenue	$6	$5	$19	$17
Research and development	85	80	284	253
Selling, general and administrative	30	28	99	89
See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(In millions)
Operating activities
Net income	$673	$816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79	58
Stock-based compensation expense:
Stock options and other awards	99	87
Restricted stock units	303	272
Acquisition-related items:
Amortization of purchased intangible assets	65	36
Impairments of long-lived assets	92	2
Non-cash settlement gain	(14)	—
Changes in operating assets and liabilities:
Accounts receivable	15	(284)
Inventory	137	(165)
Prepaid expenses and other assets	(33)	35
Accounts payable	(99)	129
Deferred revenue and income	(28)	(28)
Accrued settlement costs	31	(166)
Other accrued and long-term liabilities	36	127

Net cash provided by operating activities	1,356	919

Investing activities
Net purchases of property and equipment	(141)	(82)
Net cash paid for acquired companies	(347)	(150)
Purchases of strategic investments	—	(8)
Purchases of marketable securities	(2,533)	(1,417)
Proceeds from sales and maturities of marketable securities	3,056	723

Net cash provided by (used in) investing activities	35	(934)

Financing activities
Repurchases of Class A common stock	(670)	(275)
Dividends paid	(145)	(121)
Payment of assumed debt	—	(15)
Proceeds from issuance of common stock	258	372
Minimum tax withholding paid on behalf of employees for restricted stock units	(123)	(97)

Net cash used in financing activities	(680)	(136)

Increase (decrease) in cash and cash equivalents	711	(151)
Cash and cash equivalents at beginning of period	1,622	1,397

Cash and cash equivalents at end of period	$2,333	$1,246

See accompanying notes.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
     The interim unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at September 30, 2011 and December 31, 2010, and our consolidated results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.
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
Recent Accounting Pronouncements
     In June 2011 the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.
     In May 2011 the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.
     In September 2011 the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance will not have a material impact on our financial statements.
2. Supplemental Financial Information
Net Revenue
     The following table presents details of our product revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Product sales made through direct sales force (1)	76.6%	77.6%	76.9%	78.2%
Product sales made through distributors(2)	23.4	22.4	23.1	21.8

	100.0%	100.0%	100.0%	100.0%

(1)	Includes 8.6% and 8.3% of product sales maintained under hubbing arrangements with certain of our customers in the three months ended September 30, 2011 and 2010, respectively, and 9.0% and 6.6% in the nine months ended September 30, 2011 and 2010, respectively.

(2)	Includes 8.1% and 8.6% of product sales maintained under fulfillment distributor arrangements in the three months ended September 30, 2011 and 2010, respectively, and 7.3% and 7.4% in the nine months ended September 30, 2011 and 2010, respectively.
     Income from the Qualcomm Agreement is expected to be recognized in the remainder of 2011 through 2013 as follows:

	2011	2012	2013	Thereafter	Total
	(In millions)
Income from Qualcomm Agreement	$52	$186	$86	$—	$324
Inventory
     The following table presents details of our inventory:

	September 30,	December 31,
	2011	2010
	(In millions)
Work in process	$194	$279
Finished goods	297	319

	$491	$598

Property and Equipment
     The following table presents details of our property and equipment:

		September 30,	December 31,
	Useful Life	2011	2010
	(In years)	(In millions)
Leasehold improvements	1 to 10	$200	$173
Office furniture and equipment	3 to 7	35	29
Machinery and equipment	3 to 5	388	313
Computer software and equipment	2 to 4	128	142
Construction in progress	N/A	17	14

		768	671
Less accumulated depreciation and amortization		(429)	(405)

		$339	$266

Goodwill
     The following tables summarize the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &
	Communications	Wireless	Networking	Consolidated
	(In millions)
Goodwill at December 31, 2010(1)	$595	$447	$623	$1,665
Goodwill recorded in connection with acquisitions	—	23	111	134
Other	2	—	—	2

Goodwill at September 30, 2011	$597	$470	$734	$1,801

Effects of foreign currency translation				(5)

Goodwill at September 30, 2011				$1,796

(1)	Does not include the effects of $12 million in foreign currency translation.

Purchased Intangible Assets
     The following table presents details of our purchased intangible assets:

	September 30, 2011			December 31, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In millions)
Developed technology	$587	$(270)	$317	$481	$(236)	$245
In-process research and development	59	—	59	56	—	56
Customer relationships	173	(110)	63	154	(102)	52
Customer backlog	10	(10)	—	10	(8)	2
Other	13	(9)	4	11	(9)	2

	$842	$(399)	$443	$712	$(355)	$357

Effects of foreign currency translation			(16)			9

			$427			$366

     In September 2011 we recorded a purchased intangible impairment charge of $9 million primarily related to our acquisition of Teknovus, Inc. in 2010. The primary factor contributing to this impairment charge was a reduction in the forecasted cash flows related to this networking business. In June 2011 we recorded a purchased intangible impairment charge of $74 million related to our acquisition of Beceem Communications, Inc. in 2010. The primary factor contributing to this impairment charge was a reduction in the forecasted cash flows related to WiMAX products, as wireless service providers have accelerated their adoption of competing Long Term Evolution, or LTE, products. In March 2011 we recorded an impairment charge of $9 million primarily related to a technology license that was acquired in 2008. The primary factor contributing to this impairment charge was the continued reduction in the forecasted cash flows for our Blu-ray Disc business. In the three and nine months ended September 30, 2010 we recorded an impairment charge to developed technology of $2 million.
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
     The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)
Cost of product revenue	$13	$7	$42	$23
Other operating expenses	8	5	23	13

	$21	$12	$65	$36

     The following table presents details of the amortization of existing purchased intangible assets, including IPR&D, that is currently estimated to be expensed in the remainder of 2011 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)
Cost of product revenue	$12	$78	$73	$61	$47	$92	$363
Other operating expenses	7	28	10	4	4	11	64

	$19	$106	$83	$65	$51	$103	$427

Accrued Liabilities
     The following table presents details of our accrued liabilities:

	September 30,	December 31,
	2011	2010
	(In millions)
Accrued rebates	$340	$270
Accrued royalities	30	19
Accrued settlement charges	50	17
Accrued legal costs	19	28
Accrued taxes	9	14
Warranty reserve	14	13
Restructuring liabilities	15	—
Other	47	43

	$524	$404

Other Long-Term Liabilities
     The following table presents details of our other long-term liabilities:

	September 30,	December 31,
	2011	2010
	(In millions)
Deferred rent	$46	$39
Accrued taxes	30	29
Deferred tax liabilities	71	35
Accrued settlement charges	36	38
Other long-term liabilities	19	9

	$202	$150

Accrued Rebate Activity
     The following table summarizes the activity related to accrued rebates:

	Nine Months Ended
	September 30,
	2011	2010
	(In millions)
Beginning balance	$270	$162
Charged as a reduction of revenue	498	381
Reversal of unclaimed rebates	(11)	(3)
Payments	(417)	(227)

Ending balance	$340	$313

     We recorded rebates to certain customers of $184 million and $145 million in the three months ended September 30, 2011 and 2010, respectively.
Warranty Reserve Activity
     The following table summarizes activity related to the warranty reserve:

	Nine Months Ended
	September 30,
	2011	2010
	(In millions)
Beginning balance	$13	$10
Charged to costs and expenses	8	1
Payments	(7)	(3)

Ending balance	$14	$8

     We recorded a net charge and a net reversal to costs and expenses of $2 million and $4 million in the three months ended September 30, 2011 and 2010, respectively.
Restructuring Activity
     As part of our regular portfolio management review process and in light of our decision to significantly reduce our investment in our digital television and Blu-ray Disc® lines of business within our Broadband Communications operating segment, in September 2011 we began implementing a restructuring plan to reduce our worldwide headcount by approximately 300 employees. We recorded $17 million in restructuring costs in the three months ended September 30, 2011, of which $15 million was related to severance and other charges associated with our reduction in workforce across multiple locations and functions, and $2 million was related to the closure of one of our facilities. Most of these expenses will be paid in the three months ended December 31, 2011. We currently expect to complete this plan by the end of 2011 and will record additional costs of approximately $6 million in the three months ended December 31, 2011, primarily for additional facilities closures.

     The following table summarizes activity related to our current and long-term restructuring liabilities during the nine months ended September 30, 2011:

Nine Months Ended
September 30, 2011
(In millions)
Beginning balance	$—
Charged to expense	17
Reversal of restructuring costs	—
Payments and other	(2)

Ending balance	$15

Settlement Costs (Gains)
     In the three and nine months ended September 30, 2011 we recorded net settlement costs of $27 million and net settlement gains of $23 million, primarily related to patent infringement claims and the Derivative Settlement. We recorded settlement charges of $4 million in the nine months ended September 30, 2010. See Note 9.
Charitable Contribution
     In June 2011 we contributed $25 million to the Broadcom Foundation to support science, technology, engineering and mathematics programs, as well as a broad range of community services. This payment was recorded as an operating expense in our unaudited condensed consolidated statements of income in the nine months ended September 30, 2011. Approximately $2 million of the $25 million contribution came from Dr. Henry Samueli, our Chief Technical Officer and member of the Board of Directors, who made such payment to Broadcom Corporation in connection with the settlement of the shareholder derivative litigation as further described in Note 9.
Computation of Net Income Per Share
     The following table presents the computation of net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions, except per share data)
Numerator: Net income	$270	$328	$673	$816

Denominator for net income per share (basic)	537	509	537	502
Effect of dilutive securities:
Stock awards	21	35	27	35

Denominator for net income per share (diluted)	558	544	564	537

Net income per share (basic)	$0.50	$0.64	$1.25	$1.63

Net income per share (diluted)	$0.48	$0.60	$1.19	$1.52

     Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 23 million and 30 million anti-dilutive common share equivalents in the three months ended September 30, 2011 and 2010, respectively, and 21 million and 34 million anti-dilutive common share equivalents in the nine months ended September 30, 2011 and 2010, respectively.
Supplemental Cash Flow Information
     In the nine months ended September 30, 2011 we paid $1 million related to share repurchases that had not settled by December 31, 2010. In the nine months ended September 30, 2011 we received $4 million related to stock option exercises that had not settled by December 31, 2010. In the nine months ended September 30, 2011 we accrued $2 million related to stock option exercises that had not settled by September 30, 2011. In the nine months ended September 30, 2011, we paid $12 million for capital equipment that was accrued as of December 31, 2010 and had billings of $10 million for capital equipment that were accrued but not yet paid as of September 30, 2011.
3. Business Combinations
     In May 2011, we completed our acquisition of SC Square Ltd., a leading security software developer for $40 million, exclusive of cash acquired. The purchase price was paid in cash, with a portion of the consideration placed into escrow pursuant to the terms of the acquisition agreement.
     In April 2011, we completed our acquisition of Provigent Inc., a privately-held company that provides highly integrated, high performance, mixed signal semiconductors for microwave backhaul systems. In connection with the acquisition, we paid $314 million, exclusive of cash acquired, to acquire all of the outstanding shares of capital stock and other equity rights of Provigent. The purchase price was paid in cash, except that a portion attributable to certain unvested employee stock options was paid in the form of Broadcom equity awards. The equity awards had a fair value of $4 million, of which substantially all will be recognized as stock-based compensation expense over the next three years. A portion of the cash consideration was placed into escrow pursuant to the terms of the acquisition agreement.
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
     We allocated the purchase price of these acquisitions to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The principal factor that resulted in recognition of goodwill was that the purchase price for the acquisitions was based in part on cash flow projections assuming the integration of any acquired technology and products with our products, which is of considerably greater value than utilizing the acquired company’s technology or product on a standalone basis. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. Intangible assets are amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method.
     For these acquisitions the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. Based upon those calculations, the purchase prices for the acquisitions were allocated as follows:

2011
Acquisitions
(In millions)
Fair Market Values
Cash and cash equivalents	$10
Short-term marketable securities	1
Accounts receivable, net	12
Inventory	30
Prepaid and other current assets	4
Property and equipment, net	3
Goodwill	134
Purchased intangible assets	233

Total assets acquired	427
Accounts payable	7
Wages and related benefits	4
Accrued liabilities	2
Long-term liabilities	57

Total liabilities assumed	70

Purchase price allocation	$357

	Useful	2011
	Life	Acquisitions
	(In years)	(In millions)
Purchased Intangible Assets:
Developed technology	4 - 13	$148
In-process research and development	8 - 10	45
Customer relationships	3 - 8	37
Other	1 - 10	3

		$233

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
     The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition. At September 30, 2011 all development projects from our Provigent acquisition were still in process.
Contingent Consideration
     In connection with certain of our acquisitions, additional cash consideration of up to $20 million may be paid to former shareholders upon satisfaction of certain future performance goals. In connection with this contingent consideration, we originally recorded an estimated $1 million liability. As of September 30, 2011, there have been no changes to our original estimates.
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

	Nine Months Ended
	September 30,
	2011	2010
	(In millions, except per share data)
Pro forma net revenue	$5,592	$4,987

Pro forma net income	$653	$745

Pro forma net income per share (basic)	$1.21	$1.48

Pro forma net income per share (diluted)	$1.16	$1.39

Pending Acquisition
     In September 2011 we signed a definitive agreement to acquire NetLogic Microsystems, Inc., or NetLogic, a publicly traded company that is a leader in high performance intelligent semiconductor solutions for next generation networks. The expected purchase consideration is approximately $3.7 billion, net of cash assumed, based on the shares outstanding on September 11, 2011.
     Under the agreement, each issued and outstanding share of NetLogic common stock (other than (i) shares held by Broadcom, NetLogic or any of their respective wholly owned subsidiaries and (ii) shares held by NetLogic stockholders who perfect their appraisal rights) will be converted into the right to receive $50.00 in cash. The agreement further provides for, subject to certain limited exceptions, (i) the assumption of all in-the-money options to acquire NetLogic common stock outstanding immediately prior to the effective time of the Merger held by employees, (ii) the cash-out of all in-the-money stock options held by non-employees, (iii) the conversion of all unvested restricted stock units held by NetLogic employees into Broadcom restricted stock units and (iv) the cash-out of all unvested restricted stock units held by persons other than NetLogic employees.
     The transaction has been approved by the Broadcom and NetLogic boards of directors and is subject to customary closing conditions, including the receipt of regulatory clearances and the approval of NetLogic’s stockholders. There are no financing contingencies related to the acquisition. The transaction is expected to close in the first half of 2012.

4. Cash, Cash Equivalents and Marketable Securities
     A summary of our cash, cash equivalents and short- and long-term marketable securities by major security type follows:

		Short-Term	Long-Term
	Cash and	Marketable	Marketable
	Cash Equivalents	Securities	Securities	Total
		(In millions)
September 30, 2011
Cash	$110	$—	$—	$110
Bank deposits	1,530	—	1	1,531
Money market funds	262	—	—	262
U.S. treasury and and agency obligations	—	143	774	917
Commercial paper	431	336	—	767
Corporate bonds	—	239	395	634
Asset-backed securities and other	—	8	14	22

	$2,333	$726	$1,184	$4,243

December 31, 2010
Cash	$103	$—	$—	$103
Bank deposits	455	—	—	455
Money market funds	641	—	—	641
U.S. treasury and and agency obligations	4	586	1,360	1,950
Commercial paper	419	363	—	782
Corporate bonds	—	86	41	127

	$1,622	$1,035	$1,401	$4,058

     The following table presents the gross unrealized gains and losses and fair values for those investments aggregated by major security type:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In millions)
September 30, 2011
U.S. treasury and and agency obligations	$917	$1	$(1)	$917
Corporate bonds	636	1	(3)	634

	$1,553	$2	$(4)	$1,551

December 31, 2010
U.S. treasury and and agency obligations	$1,953	$2	$(5)	$1,950

     The following table shows the fair value measurements for those investments aggregated by major security type:

	Level 1	Level 2	Level 3	Fair Value
	(In millions)
September 30, 2011
Cash	$110	$—	$—	$110
Bank deposits	1,531	—	—	1,531
Money market funds	262	—	—	262
U.S. treasury and and agency obligations	917	—	—	917
Commercial paper	—	767	—	767
Corporate bonds	13	621	—	634
Asset-backed securities and other	—	22	—	22

	$2,833	$1,410	$—	$4,243

December 31, 2010
Cash	$103	$—	$—	$103
Bank deposits	455	—	—	455
Money market funds	641	—	—	641
U.S. treasury and and agency obligations	1,950	—	—	1,950
Commercial paper	—	782	—	782
Corporate bonds	20	107	—	127

	$3,169	$889	$—	$4,058

     There were no transfers between Level 1, Level 2 or Level 3 securities in the nine months ended September 30, 2011. All of our long-term marketable securities had maturities of between one and three years in duration at September 30, 2011. As of September 30, 2011, we had approximately $1.21 billion of cash, cash equivalents, and short-term investments held by our foreign subsidiaries.
     At September 30, 2011 we had 180 investments that were in an unrealized loss position for less than 12 months. Our gross unrealized losses of $4 million at September 30, 2011 were due to changes in interest rates. We have determined that the gross unrealized losses on these investments at September 30, 2011 are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.
5. Income Taxes
     We recorded tax provisions of $6 million and $7 million for the three and nine months ended September 30, 2011, respectively, and tax provisions of $8 million and $9 million for the three and nine months ended September 30, 2010, respectively. Our effective tax rates were 2.2% and 1.0% for the three and nine months ended September 30, 2011, respectively, and 2.4% and 1.1% for the three and nine months ended September 30, 2010, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate in the three and nine months ended September 30, 2011 and 2010, and tax benefits resulting primarily from the expiration of statutes of limitations for the assessment of taxes in various foreign jurisdictions of $6 million for the nine months ended September 30, 2011, and $7 million for the nine months ended September 30, 2010. As part of our acquisition of Innovision Research & Technology plc, we recorded a tax provision of $3 million for the three and nine months ended September 30, 2010 for certain acquired deferred tax assets. We also recorded a tax benefit of approximately $3 million in the nine months ended September 30, 2010 resulting primarily from the March 22, 2010 decision in the U.S. Court of Appeals for the Ninth Circuit case concerning Xilinx (as disclosed in prior periods). During the quarter ended June 30, 2011 we completed our analysis under Internal Revenue Code Sections 382 and 383 for our 2010 acquisition of Beceem Communications, Inc., and determined there was no resulting material limitation on our ability to utilize the acquired net operating loss and tax credit carryforwards.

     We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $50 million and $17 million at September 30, 2011 and December 31, 2010, respectively. The increase in net deferred tax liabilities for the nine months ended September 30, 2011 primarily related to $43 million of net deferred tax liabilities from our acquisition of Provigent Inc. in April 2011.
     We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2002 through 2010 tax years generally remain subject to examination by tax authorities.
     On June 30, 2011 we concluded the Internal Revenue Service (IRS) examination of our income tax returns for 2004 through 2006, executed a closing agreement covering the 2001 through 2006 tax years, and agreed to certain adjustments for the 2001 through 2006 tax years, primarily related to intercompany transfer pricing transactions. Those audit adjustments were offset by federal net operating losses and credits, and did not result in any income tax expense or cash tax liability for the Company. As a result of the IRS examination, taking into account effects on post-audit periods, we reduced our federal net operating losses by approximately $620 million and we reduced amounts relating to uncertain tax benefits by approximately $180 million as of September 30, 2011. This reduction in federal net operating loss carryforwards was fully offset with a reduction in our valuation allowance for deferred tax assets, and had no impact on our operating results or financial position. We are currently calculating the reduction of our state net operating loss carryforwards resulting from the IRS audit, and such reduction will be fully offset with a corresponding reduction in our valuation allowance for deferred tax assets and will not impact our operating results or financial position.
     In December, 2010 the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted. A provision in this legislation provided for the extension of the research and development tax credit for qualifying expenditures paid or incurred from January 1, 2010 through December 31, 2011. As a result of this legislation, we generated federal research and development tax credits of $145 million for the year ended December 31, 2010 and expect to generate additional research and development tax credits for the year ended December 31, 2011. These tax credits, if unutilized, will carry forward to future periods. No tax benefit was recorded for these carryforwards since we have a full valuation allowance on our U.S. deferred tax assets.
     We operate under tax holidays in Singapore, which are effective through March 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds.

6. Long-Term Debt
     The following table presents details of our long-term debt liabilities:

	September 30,		December 31,
	2011		2010
	(In millions, except percentage data)
		Effective		Effective
	Amount	Rate	Amount	Rate
1.500% fixed-rate notes, due 2013	$300	1.605%	$300	1.605%
2.375% fixed-rate notes, due 2015	400	2.494%	400	2.494%

	700		700

Unaccreted discount	(2)		(3)

	$698		$697

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
     The effective rates for the fixed-rate debt include the interest on the notes and the accretion of the original issue discount. Based on estimated market prices, the fair value of our Notes was $707 million and $687 million as of September 30, 2011 and December 31, 2010, respectively.
     In the three months ended September 30, 2011 we entered into and completed an exchange offer registration statement to issue registered notes with substantially identical terms as the original Notes. Nearly all of the original notes were exchanged. The exchange offer was made in order to satisfy certain obligations of Broadcom contained in a Registration Rights Agreement, dated as of November 1, 2010.
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

Credit Facility
     In November 2010 we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swingline loans and letters of credit in an aggregate amount of up to $500 million. The credit facility matures on November 19, 2014, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. We did not draw on our credit facility during 2010 or in the nine months ended September 30, 2011.
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
     In February 2011 we entered into an accelerated share repurchase, or ASR, agreement to repurchase $300 million of our Class A common stock, which was recorded as a reduction to shareholders’ equity. Under the ASR program we received and cancelled 7 million shares of our Class A common stock with a weighted average price of $42.64 per share.
     In addition to the shares repurchased under the ASR in February 2011, we repurchased 10 million shares of our Class A common stock at a weighted average price of $36.84 per share in the nine months ended September 30, 2011. We repurchased 9 million shares of our Class A common stock at a weighted average price of $30.65 per share in the nine months ended September 30, 2010. We did not repurchase any shares of our Class A common stock in the three months ended September 30, 2011 and 2010.
     Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Quarterly Dividend
     In January 2011 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased the quarterly cash dividend by 12.5% to $0.09 per share ($0.36 per share on an annual basis) and declared a quarterly cash dividend of $0.09 per share payable to holders of our common stock. In the three months ended September 30, 2011 and 2010 we paid $48 million and $41 million, respectively, and $145 million and $121 million in the nine months ended September 30, 2011 and 2010, respectively, in dividends to holders of our Class A and Class B common stock. These dividends were paid from U.S. domestic sources other than our retained earnings and are accounted for as reductions of shareholders’ equity.

Comprehensive Income
     The components of comprehensive income, net of taxes, are as follows:

	Nine Months Ended
	September 30,
	2011	2010
	(In millions)
Net income	$673	$816
Other comprehensive income (loss):
Unrealized gain on marketable securities	1	1
Translation adjustments	(42)	12

Total comprehensive income	$632	$829

8. Employee Benefit Plans
Combined Incentive Plan Activity
     Activity under all stock option incentive plans is set forth below:

	Options Outstanding
			Weighted	Weighted
			Average	Average
		Exercise	Exercise	Grant-Date
	Number of	Price Range	Price	Fair Value
	Shares	per Share	per Share	per Share
	(In millions, except per share data)
Balance at December 31, 2010	78	$0.01 - 48.63	$27.05	$15.05
Options granted(1)	—	45.82	45.82	11.72
Options cancelled	(2)	0.55 - 46.01	29.22	11.91
Options exercised	(8)	0.01 - 45.05	23.55	14.78

Balance at September 30, 2011	68	$0.01 - 48.63	$27.42	$15.23

(1)	Less than one million stock options were granted in the nine months ended September 30, 2011.

     Restricted stock unit activity is set forth below:

	Restricted Stock Units
	Outstanding
		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
	(In millions, except per share data)
Balance at December 31, 2010	28	$27.17
Restricted stock units granted	10	43.12
Restricted stock units cancelled	(2)	31.81
Restricted stock units vested	(10)	28.50

Balance at September 30, 2011	26	$32.47

     In January 2011 the Compensation Committee adopted a Performance Restricted Stock Units Incentive Award Program, or the PRSU Program. Under the PRSU Program, and at the sole discretion of the Compensation Committee, certain of our executives will annually be designated as participants. The PRSU Program was adopted under, and all awards and grants under the program shall be pursuant to, the Broadcom Corporation 1998 Stock Incentive Plan, as amended and restated. The Compensation Committee designated the first performance cycle under the PRSU Program to be January 1, 2010 through December 31, 2010. Pursuant to the PRSU Program, a participant has the opportunity to receive grants of performance-based RSUs, or PRSUs, if the performance targets established by the Compensation Committee have been met for a performance cycle (typically, January 1 through December 31 of a subject year). In 2011 our executive officers received PRSUs, in lieu of stock options, and additionally, continued to receive time-based grants of RSUs. In 2011 we granted 0.2 million PRSUs that were based on 2010 performance targets under the PRSU Program. Under the terms of the PRSU Program, the award recipients were also awarded grants of the same number of PRSUs to be made in the subsequent two calendar years on the basis of having met the 2010 performance targets. These PRSU grants were included in both the computation of stock-based compensation expense and diluted net income per share.
     In February 2011 as part of Broadcom’s regular annual equity compensation review program, our Compensation Committee granted approximately 6 million restricted stock units.
     The per share fair values of stock options and employee stock purchase rights granted in the nine months ended September 30, 2011 in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	Employee
	Stock	Employee
	Purchase	Stock
	Rights	Options
Expected life (in years)	1.77	3.60
Implied Volatility	0.36	0.34
Risk-free interest rate	0.53%	1.56%
Expected dividend yield	0.99%	0.80%
Weighted average fair value	$11.07	$11.72
     The weighted average fair values per share of the restricted stock units granted in the nine months ended September 30, 2011 was $43.12, calculated based on the fair market value of our Class A common stock on the respective grant dates less any expected dividend yield.

Stock-Based Compensation Expense
     The following table presents details of total stock-based compensation expense that is included in each functional line item on our unaudited condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Cost of product revenue	$6	$5	$19	$17
Research and development	85	80	284	253
Selling, general and administrative	30	28	99	89

	$121	$113	$402	$359

     The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2011 through 2015 related to unvested share-based payment awards:

	2011	2012	2013	2014	2015	Total
	(In millions)
Unearned stock-based compensation	$115	$354	$226	$116	$15	$826
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
9. Litigation
     We and certain of our subsidiaries are currently parties to various legal proceedings, including those noted in this section. Unless otherwise noted below, during the period presented we have not: recorded any accrual for loss contingencies associated with such legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable. We are engaged in numerous other legal actions not described below arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
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
Intellectual Property Proceedings
     In September 2009 we filed a complaint in the United States District Court for the Central District of California against Emulex Corporation, or Emulex, alleging infringement of ten patents generally relating to networking technologies. In subsequent filings, we added two additional patents and dropped six patents, bringing the total to six asserted patents. In its answers, Emulex denied liability and asserted counterclaims seeking a declaratory judgment that the asserted patents are invalid and not infringed. A trial occurred in September and October 2011.

The Court found that Emulex infringed Broadcom’s U.S. Patent No. 7,058,150, and the jury rendered an advisory verdict that the ‘150 patent is not invalid. We are evaluating our options to address Emulex’s continued infringement of the ‘150 patent, including seeking a permanent injunction against Emulex. On the remaining five patents, the jury found one patent not infringed and failed to reach a verdict on the other four, resulting in a mistrial on those four patents. The jury also rendered an advisory verdict that three of the four patents are not invalid. The Court has not yet scheduled a new trial on the four patents.
     In November 2009 we filed a complaint in the United States District Court for the Eastern District of Texas against the Commonwealth Scientific and Industrial Research Organisation, or CSIRO, seeking a declaratory judgment that a certain U.S. patent number is invalid, unenforceable and not infringed. CSIRO has answered the complaint and counterclaimed for infringement against Broadcom wireless LAN products and seeking damages, attorney’s fees, and an injunction. In connection with an ex parte reexamination, the Patent Office has issued a Reexamination Certificate allowing the original claims of CSIRO’s patent and adding some amended claims. However, the Patent Office subsequently initiated a reexamination with respect to all effective claims of the patent-in-suit, including the amended claims. Trial has been set for April 2012.
     In August 2010, Broadcom filed a motion to intervene (i.e., to be added as a party) in U.S. Ethernet Innovations, LLC v. Acer, Inc., Case No. 10-cv-03724-JW (N.D. Cal.). In this case, U.S. Ethernet Innovations, LLC, or USEI, filed a patent infringement complaint alleging that numerous companies, including certain Broadcom customers, infringe four patents relating generally to Ethernet technology. USEI seeks monetary damages, attorney’s fees, and an injunction. Defendants have filed answers denying the allegations in USEI’s complaint and asserting counterclaims for declaratory judgment that USEI’s patents are invalid, unenforceable, and not infringed. Broadcom contends that it has a license related to USEI’s patents and is seeking to assert this license as a defense. In December 2010, the Court granted Broadcom’s motion to intervene. A claims construction hearing was held on October 21, 2011, and no trial date has been set.
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
     In December 2010, Rambus Inc. filed a complaint in the United States District Court for the Northern District of California against Broadcom, alleging that certain Broadcom products infringe nineteen patents relating generally to memory controller and high speed interface technologies. Broadcom filed its response to Rambus’ complaint on January 26, 2011. On February 23, 2011, the case was designated as a related case with certain other cases filed by Rambus against third parties Freescale Semiconductor, Inc., LSI Corporation, MediaTek, Inc., NVIDIA Corporation and STMicroelectronics N.V. On June 13, 2011, the Court issued an order granting in part and denying in part Broadcom’s motion to stay the action pending completion of certain ITC proceedings discussed below. The case will be stayed as to nine of the asserted patents, and will move forward as to the remaining patents. For the portion of the case that is not stayed, the Court has set a claims construction hearing for July 18, 2012. No trial date has been set.
     In December 2010 Rambus filed a complaint in the ITC against Broadcom and numerous other parties, asserting that Broadcom engaged in unfair trade practices by importing certain memory controllers and devices having certain accused interface technologies that allegedly infringe six patents. The complaint seeks an exclusion order to bar importation into the United States of all semiconductor chips that include memory controllers and/or peripheral interfaces that are manufactured, imported, or sold for importation that infringe any claim of the asserted patents, and all products incorporating the same. The complaint further seeks an order directing Broadcom and other parties to cease and desist from importing, marketing, advertising, demonstrating, sampling, warehousing inventory for distribution, offering for sale, selling, distributing, licensing, or using any semiconductor chips that include memory controllers and/or peripheral interfaces, and products containing such semiconductor chips, that infringe any claim of the asserted patents. On December 29, 2010, the ITC voted to institute an investigation based on Rambus’

complaint. Broadcom filed its response to the complaint on February 1, 2011. The evidentiary hearing concluded on October 20, 2011, and the target date for a Final Determination by the ITC is currently May 4, 2012.
     We and our subsidiaries are also involved in other intellectual property proceedings, claims and litigation. We will disclose the nature of any such matter if we believe it to be material. Particularly in the early stages of such proceedings, an assessment of materiality may be complicated by limited information, including, without limitation, limited information about the patents-in-suit and Broadcom products against which the patents are being asserted. Accordingly, our assessment of materiality may change in the future based upon availability of discovery and further developments in the proceedings at issue. Some of these intellectual property proceedings may involve, for example, “non-practicing entities” asserting claims addressing certain of our products. The resolution of intellectual property litigation can include, among other things, payment of damages, royalties, or other amounts, which could adversely impact our product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees may perform for us. In addition, from time to time we are approached by holders of intellectual property, including non-practicing entities, to engage in discussions about our obtaining licenses to their intellectual property. We will disclose the nature of any such discussion if we determine that (i) it is probable an intellectual property holder will assert a claim of infringement, (ii) there is a reasonable possibility the outcome (assuming assertion) will be unfavorable, and (iii) the resulting liability would be material to our financial condition.
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
     In April 2011, Motorola Mobility, Inc., or MMI, filed a third-party complaint against Broadcom in the U.S. District Court for the District of Colorado, alleging that we breached a duty to defend, indemnify, and hold MMI harmless for certain patent infringement claims that MMI is defending. In the same action, MMI is defending itself against claims for patent infringement brought by Biax Corporation involving certain U.S. patents. In June 2011, Broadcom filed a motion to dismiss MMI’s third-party complaint. Broadcom’s motion is currently pending before the Court.
     As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, in 2006 a number of purported Broadcom shareholders filed putative shareholder derivative actions in state and federal court against Broadcom, each of the then members of our Board of Directors and certain current or former officers, alleging, among other things, that the defendants improperly dated certain Broadcom employee stock option grants. In August 2009 Broadcom plaintiffs and certain defendants executed a Stipulation and Agreement of Partial Settlement in the federal derivative action, which resolved all claims except those against three individuals: Dr. Henry T. Nicholas, III, our former President and Chief Executive Officer and former Co-Chairman of the Board, William J. Ruehle, our former Chief Financial Officer, and Dr. Henry Samueli, our Chief Technical Officer and member of our Board of Directors.
     In March 2011, Broadcom, plaintiffs and the three remaining defendants executed a Stipulation and Agreement of Settlement, or Derivative Settlement, in the federal derivative action. On May 23, 2011, the District Court entered an order granting final approval of the Derivative Settlement. Pursuant to the Derivative Settlement, among other things: (i) Broadcom received a payment from Dr. Nicholas of approximately $27 million, which was recorded as a settlement gain in our unaudited condensed consolidated statements of income; (ii) Broadcom cancelled unexercised Broadcom stock options held by Dr. Samueli valued at approximately $14 million, using a Black-Scholes analysis based on the closing price of Broadcom’s Class A common stock on the date the settlement was deemed final, which amount was recorded as a settlement gain in our unaudited condensed consolidated statements of income; (iii) Dr. Samueli contributed approximately $2 million in cash to the Broadcom Foundation (through Broadcom

Corporation), which was recorded as a settlement gain in our unaudited condensed consolidated statements of income; (iv) Mr. Ruehle executed and filed a Notice of Dismissal with Prejudice of an action filed by him against Broadcom, which sought damages in excess of $26 million; and (v) Dr. Nicholas, Mr. Ruehle and Dr. Samueli were dismissed with prejudice from the federal consolidated shareholder derivative litigation.
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
     In April 2008 we delivered a Notice of Arbitration and Arbitration Claim to our former independent registered public accounting firm Ernst & Young LLP, or E&Y, and certain related parties. The arbitration relates to the issues that led to the restatement of Broadcom’s financial statements for the periods from 1998 through March 31, 2006 as disclosed in an amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and an amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed with the SEC January 23, 2007. In May 2008 E&Y delivered a Notice of Defense and Counterclaim. The parties were unable to resolve their disputes, and Broadcom has recently informed E&Y that it intends to proceed with its claims. No date for an arbitration hearing has been scheduled.
     Since the announcement on September 12, 2011 of Broadcom’s entry into a definitive merger agreement with NetLogic Microsystems Inc. under which a subsidiary of Broadcom, I&N Acquisition Corp., will be merged with and into NetLogic, referred to as the Merger, the following two lawsuits have been filed by stockholders of NetLogic purporting to assert claims arising out of the Merger.
-	On September 16, 2011, a putative class action lawsuit was filed in Superior Court of the State of California, County of Santa Clara, alleging that the directors of NetLogic breached their fiduciary duties by failing to (i) adequately consider the Merger, including whether the Merger maximizes stockholder value, and (ii) apprise themselves of the true value of NetLogic. On October 7, 2011, an amended complaint was filed, asserting that NetLogic filed a Preliminary Proxy Statement on Schedule 14A, referred to as the Proxy Statement, with the SEC containing materially false and misleading statements in violation of the NetLogic directors’ fiduciary duties. The complaints allege that Broadcom and I&N Acquisition Corp. aided and abetted these alleged breaches of fiduciary duties by the directors of NetLogic. The complaints also seek damages, and ask the Court to (i) enjoin the parties from proceeding with the Merger, (ii) or, in the event the Merger is consummated, order that it be rescinded.
-	On September 20, 2011, a putative class action complaint was filed in the Court of Chancery of the State of Delaware, asserting claims similar to those asserted in the California action (other than with regard to the NetLogic Proxy Statement), and seeking similar relief. Broadcom recently filed an answer to the Delaware complaint and joined in a motion to stay the California complaint. The Delaware case is currently set to be heard by the court on February 24, 2012.
General
     We and our subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. We will disclose the nature of any such matter if we believe it to be material.
     The pending proceedings described above involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. From time to time we may enter into confidential discussions regarding the potential settlement of pending intellectual property or other litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. In the course of such settlement discussions, if we conclude that a settlement is probable and the settlement amount is estimable we may record settlement costs, notwithstanding not having reached a final settlement agreement. In the three months ended September 30, 2011 we recorded net settlement costs of $27 million related to the potential settlement of patent infringement claims. The settlement of any pending litigation or other proceeding could require us to incur substantial settlement payments and costs. Furthermore, the settlement of any intellectual property proceeding may require us to grant a license to certain of our intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.
10. Business Enterprise Segments, Significant Customer and Geographical Information
Business Enterprise Segments
     Broadcom has three reportable segments consistent with our target markets. Our three reportable segments are: Broadband Communications (Home), Mobile & Wireless (Hand) and Infrastructure & Networking (Infrastructure). Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the reporting segment level. In January 2011, our Mobile Platforms and Wireless Connectivity businesses were combined for internal reporting purposes, which aligns with our externally reported Mobile & Wireless segment.
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

     The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In millions)
Three Months Ended September 30, 2011
Net revenue	$526	$942	$437	$52	$1,957
Operating income (loss)	99	171	144	(144)	270

Three Months Ended September 30, 2010
Net revenue	$561	$798	$395	$52	$1,806
Operating income (loss)	118	165	141	(89)	335

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In millions)
Nine Months Ended September 30, 2011
Net revenue	$1,529	$2,608	$1,276	$156	$5,569
Operating income (loss)	282	423	440	(471)	674

Nine Months Ended September 30, 2010
Net revenue	$1,557	$1,982	$1,178	$156	$4,873
Operating income (loss)	325	330	433	(274)	814
Included in the “All Other” category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Net revenue	$52	$52	$156	$156

Stock-based compensation	$121	$113	$402	$359
Amortization of purchased intangible assets	21	12	65	36
Amortization of acquired inventory valuation step-up	9	—	19	7
Impairments of long-lived assets	9	2	92	2
Settlement costs (gains), net	27	—	(23)	4
Restructuring costs, net	17	—	17	—
Charitable contribution	—	—	25	—
Non recurring legal fees	—	—	25	—
Employer payroll tax on certain stock option exercises	2	1	6	5
Miscellaneous corporate allocation variances	(10)	13	(1)	17

Total other operating costs and expenses	$196	$141	$627	$430

Total operating loss for the “All Other” category	$(144)	$(89)	$(471)	$(274)

Significant Customer and Geographical Information
     Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Five largest customers as a group	44.0%	39.2%	41.6%	36.7%
     Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
China (exclusive of Hong Kong)	34.6%	30.9%	33.6%	29.5%
Hong Kong	26.5	26.4	26.3	26.2
Singapore, Taiwan and Japan	21.9	25.8	22.4	25.2
Europe	1.8	2.4	2.0	2.4
Other	13.7	12.2	14.2	13.7

	98.5%	97.7%	98.5%	97.0%

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
     All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected total net revenue, costs and expenses and product and total gross margin; our accounting estimates, assumptions and judgments; the demand for our products; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our ability to consummate acquisitions and integrate their operations successfully, including our pending acquisition of NetLogic Microsystems, Inc.; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense and stock-based compensation as a percentage of revenue; manufacturing, assembly and test capacity; estimates related to the amount and/or timing of restructuring charges in our Broadband Communications operating segment; the effect that economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; our success in pending intellectual property litigation matters; our potential needs for additional capital; inventory and accounts receivable levels; the amount of research and development tax credits we expect to generate during 2011; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; the level of accrued rebates; and income we expect to record in connection with the Qualcomm Agreement or similar arrangements in the future. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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
     Our product revenue consists principally of sales of semiconductor devices and, to a lesser extent, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. The majority of our product sales occur through the efforts of our direct sales force. The remaining balance of our product sales occurs through distributors. Our licensing revenue and income is generated from the licensing of our intellectual property, of which the vast majority to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm Incorporated. The licensing revenue from our agreement with Verizon Wireless ended in March 2009 and the income from the Qualcomm Agreement is non-recurring and will terminate in 2013. There can be no assurances that we will be able to enter into similar arrangements in the future. At September 30, 2011 we had deferred income of $22 million related to the Qualcomm Agreement.
     A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2010 Annual Report on Form 10-K for the year ended December 31, 2010.
Operating Results for the Three and Nine Months Ended September 30, 2011
     In the three months ended September 30, 2011 our net income was $270 million as compared to net income of $328 million in the three months ended September 30, 2010. In the nine months ended September 30, 2011 our net income was $673 million as compared to net income of $816 million in the nine months ended September 30, 2010. The decrease in profitability in both periods was primarily related to lower gross margins and an increase in research and development expenses including the impairment of our purchased intangible assets, our charitable contribution and our restructuring charge. Other highlights during the nine months ended September 30, 2011 include the following:
•	Our cash and cash equivalents and marketable securities were $4.24 billion at September 30, 2011, compared with $4.06 billion at December 31, 2010. We generated cash flow from operations of $1.36 billion during the nine months ended September 30, 2011 as compared to $919 million in the nine months ended September 30, 2010.

•	In January 2011 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased our quarterly cash dividend by 12.5% to $0.09 per share ($0.36 per share on an annual basis) and declared a quarterly cash dividend of $0.09 per share payable to holders of our common stock.

•	In January 2011 the Compensation Committee adopted a Performance Restricted Stock Units Incentive Award Program, or the PRSU Program. Under the PRSU Program, and at the sole discretion of the Compensation Committee, certain of our executives will annually be designated as participants. The PRSU Program was adopted under, and all awards and grants under the program shall be pursuant to, the Broadcom

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

•	In February 2011 we entered into an accelerated share repurchase, or ASR, agreement to repurchase $300 million dollars of our Class A common stock, which was recorded as a reduction to shareholders’ equity. Under the ASR program we received and cancelled 7 million shares of our Class A common stock with a weighted average price of $42.64 per share. In addition to the shares repurchased under the ASR in February 2011, we repurchased 10 million shares at a weighted average price of $36.84 per share.

•	In April 2011 we completed our acquisition of Provigent Inc., a privately-held company that provides highly integrated, high performance, mixed signal semiconductors for microwave backhaul systems. In connection with the acquisition, we paid $314 million, exclusive of cash assumed, to acquire all of the outstanding shares of capital stock and other equity rights of Provigent. The purchase price was paid in cash, except that a portion attributable to certain unvested employee stock options was paid in the form of Broadcom equity awards. The equity awards had a fair value of $4 million, of which substantially all will be recognized as stock-based compensation expense over the next three years. A portion of the cash consideration was placed into escrow pursuant to the terms of the acquisition agreement.

•	In May 2011 we completed our acquisition of SC Square Ltd., a leading security software developer for $40 million, exclusive of cash acquired. The purchase price was paid in cash, with a portion of the consideration placed into escrow, pursuant to the terms of the acquisition agreement.

•	In May 2011 the court entered an order granting final approval of the Stipulation and Agreement of Settlement, or Derivative Settlement. In connection with the Derivative Settlement, we recorded a $43 million settlement gain in our unaudited condensed consolidated statements of income and paid plaintiffs’ counsel $25 million of the settlement proceeds for attorneys’ fees, expenses, and costs, which was recorded as an operating expense in our unaudited condensed consolidated statements of income. In September 2011, we also recorded net settlement costs of $27 million related to patent infringement claims.

•	In June 2011 we contributed $25 million to the Broadcom Foundation to support science, technology, engineering and mathematics programs, as well as a broad range of community services which was recorded as an operating expense in our unaudited condensed consolidated statements of income.

•	In June 2011 we recorded a purchased intangible impairment charge of $74 million related to our acquisition of Beceem Communications, Inc. in 2010. The primary factor contributing to this impairment charge was a reduction in the forecasted cash flows related to WiMAX products, as wireless service providers have accelerated their adoption of Long Term Evolution, or LTE, products.

•	In June 2011 we completed the Internal Revenue Service (IRS) examination of our income tax returns for 2004 to 2006, executed a closing agreement covering the 2001 to 2006 tax years, and agreed to certain adjustments for the 2001 to 2006 tax years, primarily related to intercompany transfer pricing transactions. Such adjustments were offset by net operating losses and credits, and did not result in any income tax expense or cash tax liability.

•	In September 2011 we signed a definitive agreement to acquire NetLogic Microsystems, Inc., or NetLogic, a publicly traded company that is a leader in high performance intelligent semiconductor solutions for next generation networks. The expected purchase consideration is approximately $3.7 billion, net of cash assumed, based on the shares outstanding on September 11, 2011. The transaction has been approved by the Broadcom and NetLogic boards of directors and is subject to customary closing conditions, including the receipt of regulatory clearances and the approval of NetLogic’s stockholders. There are no financing contingencies related to the acquisition. The transaction is expected to close in the first half of 2012.

•	As part of our regular portfolio management review process and in light of our decision to significantly reduce our investment in our digital television and Blu-ray Disc lines of business within our Broadband Communications operating segment, in September 2011 we began implementing a restructuring plan to reduce our worldwide headcount by approximately 300 employees. We recorded $17 million in restructuring costs in the three months ended September 30, 2011. We currently expect to complete the plan by the end of 2011 and record additional costs of approximately $6 million in the three months ended December 31, 2011, primarily for additional facilities closures.
Business Enterprise Segments.
     The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In millions)
Three Months Ended September 30, 2011
Net revenue	$526	$942	$437	$52	$1,957
Operating income (loss)	99	171	144	(144)	270

Three Months Ended September 30, 2010
Net revenue	$561	$798	$395	$52	$1,806
Operating income (loss)	118	165	141	(89)	335

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In millions)
Nine Months Ended September 30, 2011
Net revenue	$1,529	$2,608	$1,276	$156	$5,569
Operating income (loss)	282	423	440	(471)	674

Nine Months Ended September 30, 2010
Net revenue	$1,557	$1,982	$1,178	$156	$4,873
Operating income (loss)	325	330	433	(274)	814

Included in the “All Other” category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Net revenue	$52	$52	$156	$156

Stock-based compensation	$121	$113	$402	$359
Amortization of purchased intangible assets	21	12	65	36
Amortization of acquired inventory valuation step-up	9	—	19	7
Impairments of long-lived assets	9	2	92	2
Settlement costs (gains), net	27	—	(23)	4
Restructuring costs, net	17	—	17	—
Charitable contribution	—	—	25	—
Non recurring legal fees	—	—	25	—
Employer payroll tax on certain stock option exercises	2	1	6	5
Miscellaneous corporate allocation variances	(10)	13	(1)	17

Total other operating costs and expenses	$196	$141	$627	$430

Total operating loss for the “All Other” category	$(144)	$(89)	$(471)	$(274)

     For additional information about our business enterprise segments, see further discussion in Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.
  Factors That May Impact Net Income
     Our net income has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:
•	our product mix and volume of product sales and corresponding gross margin (see further discussion below under “Factors That May Impact Net Revenue” and “Factors That May Impact Product Gross Margin”);

•	required levels of research and development and other operating costs;

•	stock-based compensation expense;

•	licensing and income from intellectual property;

•	impairment of goodwill and other long-lived assets;

•	deferral of revenue under multiple-element arrangements;

•	amortization of purchased intangible assets;

•	cash-based incentive compensation expense;

•	litigation costs and insurance recoveries;

•	settlement costs or gains;

•	adjustments to tax reserves and the results of income tax audits;

•	the loss of interest income resulting from lower average interest rates and investment balance reductions resulting from expenditures on repurchases of our Class A common stock, dividends and acquisitions of businesses;

•	charitable contributions;

•	other-than-temporary impairment of marketable securities; and

•	restructuring costs.
Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2011.

Results of Operations
     The following table sets forth certain Unaudited Condensed Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenue:
Product revenue	97.3%	96.8%	96.9%	96.4%
Income from Qualcomm Agreement	2.6	2.9	2.8	3.2
Licensing revenue	0.1	0.3	0.3	0.4

Total net revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of product revenue	49.1	48.3	49.1	47.8
Research and development	25.6	24.8	27.0	26.5
Selling, general and administrative	8.4	8.1	9.4	8.7
Amortization of purchased intangible assets	0.3	0.2	0.4	0.2
Impairments of long-lived assets	0.5	0.1	1.7	—
Restructuring costs, net	0.9	—	0.3	—
Settlement costs (gains), net	1.4	—	(0.4)	0.1
Charitable contribution	—	—	0.4	—

Total operating costs and expenses	86.2	81.5	87.9	83.3
Income from operations	13.8	18.5	12.1	16.7
Interest income (expense), net	(0.1)	0.2	—	0.1
Other income (expense), net	0.4	(0.1)	0.1	0.1

Income before income taxes	14.1	18.6	12.2	16.9
Provision for income taxes	0.3	0.5	0.1	0.2

Net income	13.8%	18.1%	12.1%	16.7%

     The following table presents details of product and total gross margin as a percentage of product and total revenue, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Product gross margin	49.5%	50.1%	49.4%	50.5%
Total gross margin	50.9	51.7	50.9	52.2
     The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the unaudited condensed consolidated statements of income data above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of product revenue	0.3%	0.3%	0.3%	0.3%
Research and development	4.4	4.4	5.1	5.2
Selling, general and administrative	1.5	1.5	1.8	1.8

Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin
     The following tables present net revenue, cost of product revenue, product gross margin and total gross margin:

	Three Months Ended		Three Months Ended			%
	September 30, 2011		September 30, 2010			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Product revenue	$1,902	97.3%	$1,749	96.8%	$153	8.7%
Income from Qualcomm Agreement	52	2.6	52	2.9	—	—
Licensing revenue	3	0.1	5	0.3	(2)	(40.0)

Total net revenue	$1,957	100.0%	$1,806	100.0%	$151	8.4%

Cost of product revenue(1)	$960	49.1%	$872	48.3%	$88	10.1%

Product gross margin	49.5%		50.1%		(0.6)%

Total gross margin	50.9%		51.7%		(0.8)%

	Nine Months Ended		Nine Months Ended			%
	September 30, 2011		September 30, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Product revenue	$5,396	96.9%	$4,700	96.4%	$696	14.8%
Income from Qualcomm Agreement	155	2.8	155	3.2	—	—
Licensing revenue	18	0.3	18	0.4	—	—

Total net revenue	$5,569	100.0%	$4,873	100.0%	$696	14.3%

Cost of product revenue(1)	$2,732	49.1%	$2,329	47.8%	$403	17.3%

Product gross margin	49.4%		50.5%		(1.1)%

Total gross margin	50.9%		52.2%		(1.3)%

	Three Months Ended		Three Months Ended			%
	September 30, 2011		June 30, 2011			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Product revenue	$1,902	97.3%	$1,742	97.0%	$160	9.2%
Income from Qualcomm Agreement	52	2.6	51	2.9	1	2.0
Licensing revenue	3	0.1	3	0.1	—	—

Total net revenue	$1,957	100.0%	$1,796	100.0%	$161	9.0%

Cost of product revenue(1)	$960	49.1%	$877	48.9%	$83	9.5%

Product gross margin	49.5%		49.6%		(0.1)%

Total gross margin	50.9%		51.1%		(0.2)%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

     Net Revenue. Our product revenue is generated principally by sales of our semiconductor devices. Our Broadband Communications products include solutions for cable modems, DSL applications, digital cable, direct broadcast satellite and IP set-top boxes, digital TVs and high definition DVD and personal video recording devices. Our Mobile & Wireless products include wireless LAN, cellular, touch controller, GPS, Bluetooth, mobile multimedia and applications processors, mobile power management and VoIP solutions. Our Infrastructure & Networking products include Ethernet transceivers, controllers, switches, broadband network and security processors and server chipsets, as well as wireless infrastructure products. Our licensing revenue and income from the Qualcomm Agreement is generated from the licensing of intellectual property.
     The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue:

	Three Months Ended		Three Months Ended			%
	September 30, 2011		September 30, 2010			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Broadband Communications	$526	26.9%	$561	31.1%	$(35)	(6.2)%
Mobile & Wireless	942	48.1	798	44.2	144	18.0
Infrastructure & Networking	437	22.3	395	21.8	42	10.6
All other(1)	52	2.7	52	2.9	—	—

Total net revenue	$1,957	100.0%	$1,806	100.0%	$151	8.4%

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent agreements. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
     The decrease in net revenue from our Broadband Communications reportable segment resulted primarily from a decrease in demand for our consumer electronics products and set top boxes. The increase in net revenue from our Mobile & Wireless reportable segment resulted primarily from an increase in demand for our cellular solutions and wireless connectivity. The increase in net revenue from our Infrastructure & Networking reportable segment resulted primarily from an increase in demand for our Ethernet switching and wireless infrastructure products, offset in part by a reduction in demand for our Ethernet controller products.

	Nine Months Ended		Nine Months Ended			%
	September 30, 2011		September 30, 2010			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Broadband Communications	$1,529	27.5%	$1,557	32.0%	$(28)	(1.8)%
Mobile & Wireless	2,608	46.8	1,982	40.7	626	31.6
Infrastructure & Networking	1,276	22.9	1,178	24.1	98	8.3
All other(1)	156	2.8	156	3.2	—	—

Total net revenue	$5,569	100.0%	$4,873	100.0%	$696	14.3%

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent agreements. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
     The decrease in net revenue from our Broadband Communications reportable segment resulted primarily from a decrease in demand for our consumer electronics products and set top boxes, partially offset by an increase in demand for our broadband modems. The increase in net revenue from our Mobile & Wireless reportable segment resulted primarily from an increase in demand for our wireless connectivity and cellular solutions. The increase in net revenue from our Infrastructure & Networking reportable segment resulted primarily from an increase in demand for our Ethernet switching and wireless infrastructure products offset in part by a reduction in demand for our Ethernet controller products.

     The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue:

	Three Months Ended		Three Months Ended			%
	September 30, 2011		June 30, 2011			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Broadband Communications	$526	26.9%	$513	28.6%	$13	2.5%
Mobile & Wireless	942	48.1	811	45.2	131	16.2
Infrastructure & Networking	437	22.3	420	23.3	17	4.0
All other(1)	52	2.7	52	2.9	—	—

Total net revenue	$1,957	100.0%	$1,796	100.0%	$161	9.0%

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent agreements. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
     The increase in net revenue from our Broadband Communications reportable segment resulted primarily from an increase in demand for our consumer electronic products and set top boxes, offset by a decrease in demand for our broadband modems. The increase in net revenue from our Mobile & Wireless reportable segment resulted from an increase in demand for our wireless connectivity and cellular solutions. The increase in net revenue from our Infrastructure & Networking reportable segment resulted primarily from an increase in demand for our Ethernet switching, wireless infrastructure and controller products.
     We recorded rebates to certain customers of $184 million, or 9.4% of net revenue, $163 million, or 9.1% of net revenue, and $145 million, or 8.0% of net revenue, in the three months ended September 30, 2011, June 30, 2011, and September 30, 2010, respectively. We recorded rebates of $498 million, or 8.9% of net revenue and $381 million, or 7.8% of net revenue in the nine months ended September 30, 2011 and 2010, respectively. The increase in rebates in 2011 was attributable to a change to the mix in sales to customers that participate in our rebate programs, primarily an increase in the Mobile & Wireless area. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs. We reverse the accrual of unclaimed rebates amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of $4 million and $1 million in the three months ended September 30, 2011 and 2010, respectively and $11 million and $3 million in the nine months ended September 30, 2011 and 2010, respectively.
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
     For these and other reasons, our total net revenue and results of operations for the three and nine months ended September 30, 2011 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Concentration of Net Revenue
     Income from the Qualcomm Agreement is expected to be recognized in the remainder of 2011 through 2013 as follows:

	2011	2012	2013	Thereafter	Total
	(In millions)
Income from Qualcomm Agreement	$52	$186	$86	$—	$324
     The following table presents details of our product net revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Product sales made through direct sales force (1)	76.6%	77.6%	76.9%	78.2%
Product sales made through distributors(2)	23.4	22.4	23.1	21.8

	100.0%	100.0%	100.0%	100.0%

(1)	Includes 8.6% and 8.3% of product sales maintained under hubbing arrangements with certain of our customers in the three months ended September 30, 2011 and 2010, respectively, and 9.0% and 6.6% in the nine months ended September 30, 2011 and 2010.

(2)	Includes 8.1% and 8.6% of product sales maintained under fulfillment distributor arrangements in the three months ended September 30, 2011 and 2010, respectively, respectively, and 7.3% and 7.4% in the nine months ended September 30, 2011 and 2010.
Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Five largest customers as a group	44.0%	39.2%	41.6%	36.7%
     We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the remainder of 2011 and for the foreseeable future. The identities of our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period.
     Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
China (exclusive of Hong Kong)	34.6%	30.9%	33.6%	29.5%
Hong Kong	26.5	26.4	26.3	26.2
Singapore, Taiwan and Japan	21.9	25.8	22.4	25.2
Europe	1.8	2.4	2.0	2.4
Other	13.7	12.2	14.2	13.7

	98.5%	97.7%	98.5%	97.0%

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
     Product gross margin decreased to 49.5% in the three months ended September 30, 2011 as compared to 50.1% in the three months ended September 30, 2010 primarily as a result of (i) an increase in amortization of purchased intangibles and inventory step-up of $15 million due, in part to our acquisitions completed over the last twelve months, (ii) a shift in the mix of our product revenues with more revenues attributable to mobile and wireless products, which typically have lower margins and (iii) an increase in warranty provisions of $6 million, offset in part by a decrease in excess and obsolete inventory provisions of $16 million.
     Product gross margin decreased to 49.4% in the nine months ended September 30, 2011 as compared to 50.5% in the nine months ended September 30, 2010 primarily as a result of (i) an increase in amortization of purchased intangibles and inventory step-up of $31 million primarily due to our acquisitions completed over the last twelve months, and (ii) a shift in the mix of our product revenues with more revenues attributable to mobile and wireless products.

     Product gross margin decreased to 49.5% in the three months ended September 30, 2011 from 49.6% in the three months ended June 30, 2011 primarily as a result of both (i) a shift in the mix of our product revenues with more revenues attributable to mobile and wireless products and (ii) an increase in amortization of inventory step-up of $4 million.
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

     The following table presents details of research and development expense:

	Three Months Ended		Three Months Ended			%
	September 30, 2011		September 30, 2010			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Salaries and benefits	$281	14.4%	$235	13.0%	$46	19.6%
Stock-based compensation(1)	85	4.4	80	4.4	5	6.3
Development and design costs	73	3.7	77	4.3	(4)	(5.2)
Other	63	3.1	56	3.1	7	12.5

Research and development	$502	25.6%	$448	24.8%	$54	12.1%

	Nine Months Ended		Nine Months Ended			%
	September 30, 2011		September 30, 2010			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Salaries and benefits	$826	14.8%	$682	14.0%	$144	21.1%
Stock-based compensation(1)	284	5.1	253	5.2	31	12.3
Development and design costs	210	3.8	196	4.0	14	7.1
Other	184	3.3	159	3.3	25	15.7

Research and development	$1,504	27.0%	$1,290	26.5%	$214	16.6%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.
     The increase in salaries and benefits and stock based compensation increases were primarily attributable to an increase in headcount of approximately 950 personnel, bringing headcount to approximately 7,550 at September 30, 2011, which represents a 14.4% increase from our September 30, 2010 levels. Development and design costs increased in the nine months ended September 30, 2011 due to increases in prototyping, engineering costs and manufacturing expenses. Development and design costs vary from period to period depending on the timing development and tape-out of various products. The increase in the Other line item in the above table is primarily attributable to an increase in depreciation, travel and facilities expenses.
     We expect research and development costs to increase as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies.
     We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. Substantially all of our new products are now designed in 40 nanometer CMOS processes, and we are currently designing products in 28 nanometer processes. We currently hold more than 5,700 U.S. and more than 2,400 foreign patents and more than 7,600 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense
     Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.
     The following table presents details of selling, general and administrative expense:

	Three Months Ended		Three Months Ended			%
	September 30, 2011		September 30, 2010			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Salaries and benefits	$76	3.9%	$62	3.4%	$14	22.6%
Stock-based compensation(1)	30	1.5	28	1.5	2	7.1
Legal and accounting fees	28	1.4	32	1.8	(5)	(15.6)
Other	30	1.6	22	1.4	9	40.9

Selling, general and administrative	$164	8.4%	$144	8.1%	$20	13.9%

	Nine Months Ended		Nine Months Ended			%
	September 30, 2011		September 30, 2010			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Salaries and benefits	$221	4.0%	$176	3.6%	$45	25.6%
Stock-based compensation(1)	99	1.8	89	1.8	10	11.2
Legal and accounting fees	123	2.2	90	1.8	33	36.7
Other	82	1.4	66	1.5	16	24.2

Selling, general and administrative	$525	9.4%	$421	8.7%	$104	24.7%

(1)	Includes stock-based compensation expense resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.
     The increase in salaries and benefits and stock based compensation were primarily attributable to an increase in headcount of approximately 240 personnel, bringing headcount to approximately 1,800 at September 30, 2011, which represents a 15.4% increase from our September 30, 2010 levels. The increase in legal and accounting fees primarily related to legal fees associated with the Derivative Settlement, which included a final $25 million payment to the plaintiffs’ counsel for attorneys’ fees, expenses and costs. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and prior years’ securities litigation, patent prosecution and filings and various other transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information. The increase in the Other line item in the above table is primarily attributable to an increase in travel and facilities expense.

Stock-Based Compensation Expense
     The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended		Three Months Ended			%
	September 30, 2011		September 30, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Cost of product revenue	$6	0.3%	$5	0.3%	$1	20.0%
Research and development	85	4.4	80	4.4	5	6.3
Selling, general and administrative	30	1.5	28	1.5	2	7.1

	$121	6.2%	$113	6.2%	$8	7.1%

	Nine Months Ended		Nine Months Ended			%
	September 30, 2011		September 30, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Cost of product revenue	$19	0.3%	$17	0.3%	$2	11.8%
Research and development	284	5.1	253	5.2	31	12.3
Selling, general and administrative	99	1.8	89	1.8	10	11.2

	$402	7.2%	$359	7.3%	$43	12.0%

     We recognize stock-based compensation expense related to share-based awards, resulting from stock options, stock purchase rights and restricted stock units we issued or assumed in acquisitions over their respective service periods. Unearned stock-based compensation is principally amortized ratably over the service periods of the underlying stock options and restricted stock units, generally 48 months and 16 quarters, respectively. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions. The increase in stock-based compensation in the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 primarily related to an increase in headcount, as well as the commencement of a new two-year offering period under our employee stock purchase program, which resulted in a $12 million and $39 million increase in stock-based compensation expense as compared to the three and nine months ended September 30, 2010, respectively.
     It is our long-term objective that total stock-based compensation approximates 5% of total net revenue.
     The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2011 through 2015 related to unvested share-based payment awards:

	2011	2012	2013	2014	2015	Total
	(In millions)
Unearned stock-based compensation	$115	$354	$226	$116	$15	$826
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

Amortization of Purchased Intangible Assets
     The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Three Months Ended			%
	September 30, 2011		September 30, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Cost of product revenue	$13	0.7%	$7	0.3%	$6	85.7%
Other operating expenses	8	0.3	5	0.2	3	60.0

	$21	1.0%	$12	0.5%	$9	75.0%

	Nine Months Ended		Nine Months Ended			%
	September 30, 2011		September 30, 2010			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Cost of product revenue	$42	0.8%	$23	0.5%	$19	82.6%
Other operating expenses	23	0.4	13	0.2	10	76.9

	$65	1.2%	$36	0.7%	$29	80.6%

     The increase in amortization of purchased intangible assets in the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 primarily related to our acquisitions of Beceem Communications, Inc. in late 2010 and Provigent Inc. in 2011.
     The following table presents details of the amortization of existing purchased intangible assets, including IPR&D, that is currently estimated to be expensed in the remainder of 2011 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)
Cost of product revenue	$12	$78	$73	$61	$47	$92	$363
Other operating expenses	7	28	10	4	4	11	64

	$19	$106	$83	$65	$51	$103	$427

     If we acquire additional purchased intangible assets in the future, including our proposed acquisition of NetLogic, our cost of product revenue or operating expenses will be increased by the amortization of those assets.
Impairment of Long-Lived Assets
     In September 2011 we recorded a purchased intangible impairment charge of $9 million primarily related to our acquisition of Teknovus, Inc. in 2010. The primary factor contributing to this impairment charge was a reduction in the forecasted cash flows related to networking business. In June 2011 we recorded a purchased intangible impairment charge of $74 million related to our acquisition of Beceem in 2010. The primary factor contributing to this impairment charge was a reduction in the forecasted cash flows related to WiMAX products, as wireless service providers have accelerated their adoption of competing Long Term Evolution, LTE, products. In March 2011 we recorded an impairment charge of $9 million primarily related to a technology license that was acquired in 2008. The primary factor contributing to this impairment charge was the continued reduction in the forecasted cash flows for our Blu-ray Disc business. In the three and nine months ended September 30, 2010 we recorded an impairment charge to developed technology of $2 million.

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
Restructuring Costs
     As part of our regular portfolio management review process and in light of our decision to significantly reduce our investment in our digital television and Blu-ray Disc lines of business within our Broadband Communications operating segment, in September 2011 we began implementing a restructuring plan to reduce our worldwide headcount by approximately 300 employees. We recorded $17 million in restructuring costs in the three months ended September 30, 2011, of which $15 million was related to severance and other charges associated with our reduction in workforce across multiple locations and functions, and $2 million was related to the closure of one of our facilities. Most of these expenses will be paid in the three months ended December 31, 2011. We currently expect to complete this plan by the end of 2011 and will record additional costs of approximately $6 million in the three months ended December 31, 2011, primarily for additional facilities closures. Overall we currently don’t expect any cost savings as we expect to reallocate funding to higher return opportunities.
Settlement Costs (Gains)
     In the three and nine months ended September 30, 2011 we recorded a net settlement loss of $27 million and a net settlement gain of $23 million, primarily related to patent infringement claims and the Derivative Settlement. We recorded settlement charges of $4 million in the nine months ended September 30, 2010.
     On March 18, 2011 Broadcom announced that the remaining defendants in the federal consolidated shareholder derivative action relating to the company’s historical stock option accounting practices entered into a settlement. On May 23, 2011, the District Court entered an order granting final approval of the Derivative Settlement. Pursuant to the Derivative Settlement:
-	Broadcom received a payment from Henry T. Nicholas, III, our former President and Chief Executive Officer and former Co-Chairman of the Board, of approximately $27 million;

-	Broadcom cancelled unexercised Broadcom stock options held by Dr. Henry Samueli, our Chief Technical Officer and member of our Board of Directors, valued at approximately $14 million, using a Black-Scholes analysis based on the closing price of Broadcom’s Class A common stock on the date the settlement was deemed final; Such stock options were originally valued at $24 million for purposes of the settlement (using the same methodology used to value equity granted to employees in the February annual focal compensation review); and

-	Dr. Samueli contributed approximately $2 million in cash to the Broadcom Foundation (through Broadcom Corporation).
     These amounts were recorded as settlement gains in our unaudited condensed consolidated statements of income. For a further discussion of litigation matters, see Note 9 of Notes to the Unaudited Condensed Consolidated Financial Statements.
Charitable Contribution
     In June 2011 we contributed $25 million to the Broadcom Foundation to support science, technology, engineering and mathematics programs, as well as a broad range of community services. This payment was recorded as an operating expense in our unaudited condensed consolidated statements of income in the nine months ended September 30, 2011. Approximately $2 million of the $25 million contribution came from Dr. Samueli, who made such payment to Broadcom Corporation in connection with the settlement of the shareholder derivative litigation as further described in Note 9.

Interest and Other Income (Expense), Net
     The following table presents interest and other income, net:

	Three Months Ended		Three Months Ended			%
	September 30, 2011		September 30, 2010			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Interest income (expense), net	$(1)	(0.1)%	$2	0.2%	$(3)	(150.0)%
Other income (expense), net	7	0.4	(1)	(0.1)	8	(800.0)

	Nine Months Ended		Nine Months Ended			%
	September 30, 2011		September 30, 2010			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Interest income (expense), net	$(1)	0.0%	$7	0.1%	$(8)	(114.3)%
Other income (expense), net	7	0.1	4	0.1	3	75.0
     Interest income (expense), net, reflects interest income earned on cash, cash equivalents and marketable securities balances offset by interest expense. Other income (expense), net, primarily includes gains and losses on foreign currency transactions.
     The decrease in interest income (expense), net, for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 was driven primarily by interest expense related to our long-term debt and the current interest rate environment. Our cash and marketable securities balances increased from $2.91 billion at September 30, 2010 to $4.24 billion at September 30, 2011, primarily due to net cash provided by operating activities, proceeds from exercise of stock options and stock purchase rights and proceeds from the issuance of our long-term debt. The annualized average interest rates earned in the three months ended September 30, 2011 and 2010 were 0.38% and 0.47%, respectively. The average interest rates earned in the nine months ended September 30, 2011 and 2010 were 0.47% and 0.42%, respectively. The average interest rate for our long-term debt in the three and nine months ended September 30, 2011 were 0.43% and 0.43%, respectively.
Provision for Income Taxes
     We recorded tax provisions of $6 million and $7 million for the three and nine months ended September 30, 2011, respectively, and tax provisions of $8 million and $9 million for the three and nine months ended September 30, 2010, respectively. Our effective tax rates were 2.2% and 1.0% for the three and nine months ended September 30, 2011, respectively, and 2.4% and 1.1% for the three and nine months ended September 30, 2010, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate in the three and nine months ended September 30, 2011 and 2010, and tax benefits resulting primarily from the expiration of statutes of limitations for the assessment of taxes in various foreign jurisdictions of $6 million for the nine months ended September 30, 2011, and $7 million for the nine months ended September 30, 2010. As part of our acquisition of Innovision Research & Technology plc, we recorded a tax provision of $3 million for the three and nine months ended September 30, 2010 for certain acquired deferred tax assets. We also recorded a tax benefit of approximately $3 million in the nine months ended September 30, 2010 resulting primarily from the March 22, 2010 decision in the U.S. Court of Appeals for the Ninth Circuit case concerning Xilinx (as disclosed in prior periods). During the quarter ended June 30, 2011 we completed our analysis under Internal Revenue Code Sections 382 and 383 for our 2010 acquisition of Beceem Communications, Inc., and determined there was no resulting material limitation on our ability to utilize the acquired net operating loss and tax credit carryforwards.
     We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $50 million and $17 million at September 30, 2011 and December 31, 2010, respectively. The increase in net deferred tax liabilities for the nine months ended September 30, 2011 primarily related to $43 million of net deferred tax liabilities from our acquisition of Provigent Inc. in April 2011.
     We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2002 through 2010 tax years generally remain subject to examination by tax authorities.
     On June 30, 2011 we concluded the Internal Revenue Service (IRS) examination of our income tax returns for 2004 through 2006, executed a closing agreement covering the 2001 through 2006 tax years, and agreed to certain adjustments for the 2001 through 2006 tax years, primarily related to intercompany transfer pricing transactions. Those audit adjustments were offset by federal net operating losses and credits, and did not result in any income tax expense or cash tax liability for the Company. As a result of the IRS examination, taking into account effects on post-audit periods, we reduced our federal net operating losses by approximately $620 million and we reduced amounts relating to uncertain tax benefits by approximately $180 million as of September 30, 2011. This reduction in federal net operating loss carryforwards was fully offset with a reduction in our valuation allowance for deferred tax assets, and had no impact on our operating results or financial position. We are currently calculating the reduction of our state net operating loss carryforwards resulting from the IRS audit, and such reduction will be fully offset with a corresponding reduction in our valuation allowance for deferred tax assets and will not impact our operating results or financial position.
     In December, 2010 the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted. A provision in this legislation provided for the extension of the research and development tax credit for qualifying expenditures paid or incurred from January 1, 2010 through December 31, 2011. As a result of this legislation, we generated federal research and development tax credits of $145 million for the year ended December 31, 2010 and expect to generate additional research and development tax credits for the year ended December 31, 2011. These tax credits, if unutilized, will carry forward to future periods. No tax benefit was recorded for these carryforwards since we have a full valuation allowance on our U.S. deferred tax assets.
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

Liquidity and Capital Resources
     Working Capital and Cash and Marketable Securities. The following table presents working capital, and cash and cash equivalents and marketable securities:

	September 30,	December 31,	Increase
	2011	2010	(Decrease)
	(In millions)
Working capital	$3,261	$2,913	$348

Cash and cash equivalents	$2,333	$1,622	$711
Short-term marketable securities	726	1,035	(309)
Long-term marketable securities	1,184	1,401	(217)

Total cash and cash equivalents and marketable securities	$4,243	$4,058	$185

     See discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Cash Provided and Used in the Nine Months Ended September 30, 2011 and 2010
     Cash and cash equivalents increased to $2.33 billion at September 30, 2011 from $1.62 billion at December 31, 2010 as a result of cash provided by operating activities, proceeds from marketable securities and the issuance of our Class A common stock, offset in part by repurchases of our Class A common stock, net cash paid for acquired companies, our quarterly dividend payments and net purchases of property and equipment.

	Nine Months Ended
	September 30,
	2011	2010
	(In millions)
Net cash provided by operating activities	$1,356	$919
Net cash provided by (used in) investing activities	35	(934)
Net cash used in financing activities	(680)	(136)

Increase (decrease) in cash and cash equivalents	$711	$(151)
Cash and cash equivalents at beginning of period	1,622	1,397

Cash and cash equivalents at end of period	$2,333	$1,246

Operating Activities
     In the nine months ended September 30, 2011 our operating activities provided $1.36 billion in cash. This was primarily the result of net income of $673 million, net non-cash operating expenses of $624 million and net cash provided by changes in operating assets and liabilities of $59 million. In the nine months ended September 30, 2010 our operating activities provided $919 million in cash. This was primarily the result of net income of $816 million and net non-cash operating expenses of $455 million, offset in part by net cash used by changes in operating assets and liabilities of $352 million including our $161 million payment of previously accrued securities litigation settlement costs.
     Our days sales outstanding remained flat at 38 days for the three months ended September 30, 2011 as compared to the three months ended December 31, 2010. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.
     Our inventory days on hand decreased from 57 days at December 31, 2010 to 47 days at September 30, 2011. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.
Investing Activities
     Investing activities provided $35 million in cash in the nine months ended September 30, 2011, which was primarily the result of $523 million in net proceeds from sales and maturities of marketable securities, offset in part by $347 million in net cash paid for our acquisitions of Provigent and SC Square and $141 million of capital equipment purchases to support our research and development efforts. Investing activities used $934 million in cash in the nine months ended September 30, 2010, which was primarily the result of $694 million in net purchases of marketable securities, $150 million in net cash paid primarily for the acquisitions of Teknovus and Innovision and $82.0 million of capital equipment purchases, mostly to support our research and development efforts.
Financing Activities
     Our financing activities used $680 million in cash in the nine months ended September 30, 2011, which was primarily the result of $670 million in repurchases of shares of our Class A common stock, dividends paid of $145 million, and $123 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $258 million in proceeds received from issuances of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan. Our financing activities used $136 million in cash in the nine months ended September 30, 2010, which was primarily the result of $275 million in repurchases of shares of our Class A common stock, dividends paid of $121 million, repayment of debt assumed in our Teknovus acquisition of $15 million and $97 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $372 million in proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan.
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
Senior Notes
     The following table summarizes the principal amount of our senior unsecured notes:

	September 30,	December 31,
	2011	2010
	(In millions)
1.500% fixed-rate notes, due 2013	$300	$300
2.375% fixed-rate notes, due 2015	400	400

	$700	$700

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
     In the three months ended September 30, 2011 we entered into and completed an exchange offer registration statement to issue registered notes with substantially identical terms as the original Notes. Nearly all of the original notes were exchanged. The exchange offer was made in order to satisfy certain obligations of Broadcom contained in a Registration Rights Agreement, dated as of November 1, 2010.
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
     We were in compliance with all debt covenants as of September 30, 2011.
Credit Facility
     In November 2010 we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swingline loans and letters of credit in an aggregate amount of up to $500 million. The credit facility matures on November 19, 2014, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. We did not draw on our credit facility in 2010 or in the nine months ended September 30, 2011.
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
     We were in compliance with all debt covenants as of September 30, 2011.
Other Notes and Borrowings
     We had no other significant notes or borrowings as of September 30, 2011.
Prospective Capital Needs
     We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the issuance of common stock through our employee stock option and purchase plans, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, repurchases of our Class A common stock and quarterly dividends for at least the next 12 months. However, it is possible that we may choose to raise additional funds or draw on our existing credit facility to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies, including our pending acquisition of NetLogic. If needed, we may be able to raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. We could also reduce certain expenditures, such as repurchases of our Class A common stock.
     We expect our acquisition of NetLogic for $50 per share, or approximately $3.7 billion, to close in the first half of 2012. We currently expect to fund the acquisition with our available cash and cash equivalents and marketable securities or alternatively we may consider a capital markets transaction.
     We earn a significant amount of our operating income outside the U.S., which income is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S. and expect domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as acquisitions, quarterly dividends, share buy-backs and repayment of debt. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months.
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
     In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or utilize or increase our existing credit facilities for other reasons. We intend to actively explore the bank lending and bond markets in the fourth quarter ending December 31, 2011 and will be opportunistic about borrowing should we be able to obtain the right terms. However, we may not be able to obtain additional funds on a timely basis at acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our Class A common stock.
     As of September 30, 2011, we have approximately $1.21 billion of cash, cash equivalents, and short-term investments held by our foreign subsidiaries. As a result of the June 30, 2011 closing of our IRS audit and agreed adjustments to income for the 2001 through 2006 tax years, $802 million was paid from our foreign subsidiaries to Broadcom Corporation during the three months ended September 30, 2011. This amount was not subject to additional income tax. The income resulting from the IRS adjustments was offset by net operating loss carryforwards. Any potential additional income, which could result if we were to repatriate the remaining $1.21 billion of foreign cash, cash equivalents and short-term investments would be offset by existing net operating loss and research and development tax credit carryforwards and should not have a material effect on our tax liabilities. Our net operating loss and research and development tax credit carryforwards are currently subject to a full valuation allowance.
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
Off-Balance Sheet Arrangements
At September 30, 2011 we had no material off-balance sheet arrangements, other than our operating leases.
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
     To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 30, 2011, a 100 basis point increase in interest rates across all maturities would result in a $16 million incremental decline in the fair market value of the portfolio. As of December 31, 2010, a similar 100 basis point increase in interest rates across all maturities would result in a $23 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
     Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of September 30, 2011 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2011, the end of the period covered by this Report.
     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers represented 41.6% and 36.7% of our total net revenue in the nine months ended September 30, 2011 and 2010, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The loss of any significant customer could materially and adversely affect our financial condition and results of operations.
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
     In addition, the majority of our licensing revenues and related income to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm. Our patent license agreements with these two customers are expected to result in licensing revenue and related income of approximately $1.02 billion over a six year period. From January 2008 through September 2011, we recorded $700 million in licensing revenue and related income derived from Verizon Wireless and Qualcomm. The licensing revenue from our agreement with Verizon Wireless has ended and the income from the Qualcomm Agreement is non-recurring and will terminate in 2013. There can be no assurances that we will be able to enter into additional such arrangements in the future, or that we will be able to successfully collect the remaining payments due to us under the Qualcomm Agreement in the event of a default by Qualcomm.
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
     Acquisitions can result in increased debt or contingent liabilities. While we believe we will have the ability to service any additional debt we may potentially issue in connection with acquisitions, our ability to make principal and interest payments when due depends upon our future performance, which will be subject to general economic conditions, industry cycles, and business and other factors affecting our operations, including the other risk factors described in this section, many of which are beyond our control. Acquisitions can also result in adverse tax consequences, warranty or product liability exposure related to acquired assets, additional stock-based compensation expense, write up of acquired inventory to fair value, and the recording and later amortization of amounts related to certain purchased intangible assets. In addition, we may record goodwill and other purchased intangible assets in connection with an acquisition and incur impairment charges in the future. Each of the above may apply equally to our pending acquisition of NetLogic Microsystems, Inc., which is our largest acquisition to date.
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
     Through internal growth and acquisitions, we significantly modified the scope of our operations and workforce in recent years. Our operations are characterized by a high percentage of costs that are fixed or difficult to reduce in the short term, such as research and development expenses and our highly skilled workforce. During some periods, our growth has placed a significant strain on our management personnel, systems and resources. To respond to periods of increased demand, we will be required to expand, train, manage and motivate our workforce. Alternatively, in response to the economic downturn in the markets in the semiconductor industry and communications market, we may be required to implement restructuring actions and a number of other cost saving measures, such as we did with our digital television and Blu-ray Disc lines of businesses within our Broadband Communications operating segment in September 2011. All of these endeavors require substantial management effort. If we are unable to effectively manage our expanding operations, we may be unable to adjust our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.
Our stock price is highly volatile.
     The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2009 through September 30, 2011 our Class A common stock has traded at prices as low as $15.31 and as high as $47.39 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.
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
     We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to international destinations, primarily in Asia, represented 98.5%, and 97.0% of our product revenue in the nine months ended September 30, 2011 and 2010, respectively. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our international business activities and to open other design and operational centers abroad.
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
     Future dividends may be affected by, among other factors:
•	our views on potential future capital requirements for investments in acquisitions and the funding of our research and development;

•	use of cash to consummate various acquisition transactions;

•	stock repurchase programs;

•	changes in federal and state income tax laws or corporate laws; and

•	changes to our business model.
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
     As of September 30, 2011 our co-founders, directors, executive officers and their respective affiliates beneficially owned 10.9% of our outstanding common stock and held 52.2% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of substantially all of our assets. In particular, as of September 30, 2011 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 9.8% of our outstanding common stock and held 51.8% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. Repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In the three months ended September 30, 2011 we issued an aggregate of 200,600 shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act.
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
     In February 2011 we entered into an accelerated share repurchase, or ASR, agreement to repurchase $300 million of our Class A common stock, which was recorded as a reduction to shareholders’ equity. Under the ASR program we received and cancelled 7 million shares of our Class A common stock with a weighted average price of $42.64 per share.
     In addition to the shares repurchased under the ASR, we repurchased 10 million shares of our Class A common stock at a weighted average price of $36.84 per share in the nine months ended September 30, 2011. In the nine months ended September 30, 2010, we repurchased 9 million shares of our Class A common stock at a weighted average price of $30.65 per share. We did not repurchase any shares of our Class A common stock in the three months ended September 30, 2011 and 2010. We did not have any repurchases during the three months ended September 30, 2011 in anticipating the use of cash for the purchase of NetLogic.
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

October 25, 2011

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