Form 10-K
period 2011-12-31
BROADCOM CORP
filed 2012-02-01
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐      No  ☑

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $16.19 billion (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant has two classes of common stock authorized, Class A common stock and Class B common stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. Shares of Class B common stock are not publicly traded but are convertible at any time into shares of Class A common stock on a one-for-one basis. As of December 31, 2011 there were 492 million shares of Class A common stock and 53 million shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed on or before April 27, 2012.

Broadcom®, the pulse logo, VideoCore®, BroadR-Reach® and XGS™ are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

©2012 Broadcom Corporation. All rights reserved.	This Annual Report on Form 10-K is printed on recycled paper.

BROADCOM CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected total net revenue, costs and expenses and product and total gross margin; our accounting estimates, assumptions and judgments; the demand for our products; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our ability to consummate acquisitions and integrate their operations successfully, including our pending acquisition of NetLogic Microsystems, Inc.; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense and stock-based compensation as a percentage of revenue; manufacturing, assembly and test capacity; the effect that economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; our success in pending intellectual property litigation matters; our potential needs for additional capital; inventory and accounts receivable levels; the impact of the Internal Revenue Service review of certain income tax returns on our results of operations; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; the level of accrued rebates, and income we expect to record in connection with the Qualcomm Agreement or similar arrangements in the future. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part I, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

PART I

Item 1. Business

Overview

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a global innovation leader in semiconductor solutions for wired and wireless communications. Broadcom® products seamlessly deliver voice, video, data and multimedia connectivity in the home, the office and the mobile environment. We provide the industry’s broadest portfolio of state-of-the-art system-on-a-chip, or SoC, and software solutions.

Broadcom was incorporated in California in August 1991. Our Class A common stock trades on the NASDAQ Global Select Market® under the symbol BRCM. Our principal executive offices are located at 5300 California Avenue, Irvine, California 92617-3038, and our telephone number at that location is 949.926.5000. Our Internet address is www.broadcom.com. The inclusion of our Internet address in this Report does not include or incorporate by reference into this Report any information on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission (SEC) filings are available free of charge through the investor relations section of our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The SEC also maintains a web site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Over the past two decades, communications technologies have evolved dramatically in response to ubiquitous wireless and mobile networks, the emergence of new data-intensive computing and multimedia applications, and the continuing convergence of personal computing devices and mobile devices. The broadband transmission of digital information over wired and wireless infrastructures requires very sophisticated semiconductor solutions to perform critical systems functions such as complex signal processing, converting digital data to and from analog signals, and switching and routing packets of information over IP-based networks.

We currently operate our business to serve three markets: Broadband Communications, Mobile & Wireless and Infrastructure & Networking. Our diverse product portfolio includes:

•

Broadband Communications (Solutions for the Home) — Complete solutions for cable, xDSL, fiber, satellite and IP broadband networks to enable the connected home, including set-top-boxes and media servers, residential modems and gateways, femtocells and wired home networking solutions.

•

Mobile & Wireless (Solutions for the Hand) — Low-power, high-performance and highly integrated solutions powering the mobile and wireless ecosystem, including Wi-Fi and Bluetooth, cellular modems, personal navigation and global positioning, near field communications (NFC), Voice over IP (VoIP), multimedia and application processing, and mobile power management solutions.

•

Infrastructure & Networking (Solutions for Infrastructure) — Highly integrated solutions for carriers, service providers, enterprises, small-to-medium businesses and data centers for network infrastructure needs, including switches, physical layer (PHY) and microwave devices for local, metropolitan, wide area and storage networking; switch fabric solutions, high-speed ethernet controllers, security and embedded processors.

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

Percentage of Net Revenue

Net Revenue: $7.39 billion	Net Revenue: $6.82 billion	Net Revenue: $4.49 billion

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

Wired Home Networking Solutions

(including Powerline Networking)

Cable modem SoCs

Femtocell SoCs

MPEG/AVC/VC-1 encoders and

transcoders

xDSL, xPON and cable modem

customer premises equipment and

central office solutions

Powerline Networking SoCs

Digital cable, DBS, Terrestrial and

IP set-top box SoCs

Digital Cable, Direct Broadcast Satellite, Terrestrial and IP Set-Top Boxes and Digital Transport Adapters

In an effort to increase the number of digital services available to television viewers, features such as high definition and 3D programming, digital video recording services, internet applications and connected home media networks are being offered by service providers using the same high-speed connections that bring customers broadband Internet and telephone access. To take advantage of these capabilities, viewers need a set-top box (STB) in the home to process these functions and distribute them to TVs, other connected STBs and mobile devices within the home. According to DisplaySearch, approximately 198 million STB’s were sold in 2011. We offer a complete digital cable-TV silicon platform, comprehensive direct broadcast satellite (DBS) solutions and a family of advanced SoC solutions for the Internet Protocol (IP) STB market.

Modems and Residential Gateways

According to DisplaySearch, there were nearly 562 million total global broadband subscribers in 2011. Competitive pressure among broadband providers to meet increasing consumer demand for internet video content is driving a race to provide increasing bandwidth to consumers. Broadcom offers ultra-high speed modems and end-to-end broadband solutions to provide data, voice and video services in one multi-function gateway over cable television networks, digital subscriber line (DSL) technologies and gigabit passive optical networks (GPON) to and throughout the home.

Powerline Networking

Powerline networking increases in-home networking coverage by taking advantage of the availability of existing electric outlets throughout the home to create an easier plug-and-play connected consumer experience. Broadcom’s Powerline chipset enhances our strong and diverse home network and broadband access portfolio and provides customers with a cost-effective and efficient method to connect multiple devices and deliver multimedia content throughout the home.

Mobile & Wireless Reportable Segment

Broadcom’s mobile and wireless reportable segment offers products that enable end-to-end wireless and cellular connectivity at home, at work and on-the-go. Products in this area include solutions in wireless local area networking, personal area networking, location and navigation technologies, NFC, cellular baseband SoCs, multimedia processors, and radio frequency (RF) and power management. Our portfolio of mobile and wireless products enable a broad range of connected devices including cellular handsets, personal navigation devices, tablets, PCs, wireless home routers and gateways, portable media players, gaming platforms and other wireless-enabled consumer electronic devices and peripherals.

	Products Incorporating Our Solutions	Broadcom Solutions
Mobile & Wireless (Solutions for the Hand)

Smartphones, Mobile phones

Wireless-enabled tablets,

laptops, netbooks, and desktop

computers

Wireless home routers and gateways

Printers

Cellular data cards

MiFi Mobile Hotspots

Handheld media devices

Personal navigation devices

Home gaming systems

VoIP phones

Wireless-enabled TV’s and Set-top

Boxes

Thermostats and Home Monitoring

equipment

Wi-Fi SoCs

Bluetooth SoCs

Wireless Connectivity Combo chips

GPS/GNSS SoCs

EDGE, 3G (UMTS and HSPA) and 4G

(LTE and WiMAX) baseband solutions

Multimedia processors

Applications processors

Power management chips

VoIP SoCs

Mobile TV SoCs

NFC

Cellular RF chips

Wireless Local Area and Personal Area Networking

Wi-Fi/WLAN.    Wireless local area networking, also known as Wi-Fi or WLAN, allows devices on a local area network to communicate with each other without the use of any cables. It adds the convenience of mobility to the powerful utility provided by high-speed data networks, and is a natural extension of broadband connectivity in the home, office and on the road. Wi-Fi technology has been embedded into a wide range of electronic devices including smartphones, tablets, home gateways and routers, personal computers, cameras, camcorders, printers, gaming devices, set-top boxes, HDTVs, Blu-ray Disc players and broadband modems. A total of approximately 1 billion Wi-Fi capable devices were sold in 2011 according to DisplaySearch. In 2011, we introduced a Wireless Internet Connectivity for Embedded Devices platform to simplify and extend Wi-Fi connectivity to a range of additional connected appliances, smart energy systems, and cloud-based health and home management services devices. We offer a family of high performance, low power Wi-Fi chipsets that support all current standards. We plan to continue to evolve our Wi-Fi product line and support future standards such as 802.11ac, which would improve range, bandwidth availability and battery life. We also support Wi-Fi direct across our product portfolio, allowing communication between devices without having to interact with an access point, increasing ease of use for Wi-Fi and enabling us to serve increased demand for the transfer of HD content between devices.

Bluetooth.    The Bluetooth short-range wireless networking standard is a low power wire replacement technology that enables direct connectivity among a wide variety of mainstream consumer electronic devices. According to DisplaySearch a total of approximately 1.6 billion Bluetooth-enabled devices were estimated to be sold in 2011. We offer a complete family of Bluetooth silicon and software solutions for mobile phones, PCs, wireless headphones and headsets, HDTVs, peripherals, gaming and other applications. Our family of single-chip Bluetooth devices, software applications and protocol stacks provide a complete solution that enables manufacturers to add Bluetooth functionality to almost any electronic device with a minimal amount of development time and resources. We continue to drive the evolution of Bluetooth with support of Bluetooth Low Energy (BLE), an emerging standard for supporting low power applications such as health and fitness, and the number of opportunities for Bluetooth applications, such as the industry standardization of Bluetooth for 3D glasses, continues to expand.

Wireless Connectivity Combination Chips

Consumers increasingly expect their mobile devices to be able to seamlessly communicate wirelessly with other electronics devices, such as TVs, PCs, printers, cellular phones, remote speakers, headsets and car stereos. At the same time, our customers are continually seeking to lower costs, increase performance and extend the battery life of their devices, while bringing new products to market quickly. To meet these demands, we have developed a family of combination chip (combo chip) solutions that integrate multiple discrete wireless technologies on a single chip. For example, we offer combo chip solutions that integrate a complete Bluetooth system (with BLE and Bluetooth High Speed), a complete Wi-Fi system (including 802.11n Wi-Fi Direct functionality), and a high performance FM stereo radio receiver into a single die.

Global Positioning System

Global Positioning System (GPS) has long been a standard feature in navigation devices and has become a common feature in smartphones and tablets. In addition to GPS, other satellite-based navigation systems have been deployed such as GLONASS by Russia. Global Navigation Satellite System (GNSS) technology encompasses a plurality of such satellite-based navigation systems. By making use of additional satellite coverage, significant improvement in location determination, location accuracy and time-to-first-fix can be obtained over a system that relies only on a GPS based solution, particularly in urban areas. Broadcom offers a family of GPS, assisted GPS (A-GPS) and GNSS semiconductor products, software and data services. Broadcom’s Location Based Services technology delivers assistance data to our GNSS devices further enhancing performance and reliability.

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

Cellular SoC’s.    We provide a family of 2.5G, 3G and 4G SoC chipsets and platform solutions with associated software. Our cellular SoC’s incorporate a high performance application processing subsystem, a 1080p multimedia/graphics subsystem and a cellular modem on a single chip. Our latest announced cellular SoC offers two integrated Cortex A9 application processor cores operating up to 1.3 GHz.

As part of our cellular platform, Broadcom provides cellular RF and a family of power management devices that intelligently manage power consumption in mobile devices to optimize system operation and improve battery life.

Mobile Multimedia Applications.    Multimedia has become a necessary component in handheld devices. To support new multimedia features, Broadcom offers our VideoCore® line of video and multimedia processors based on a low power, high performance architecture. Our family of mobile multimedia co-processors enables an array of multimedia features, including support for high megapixel digital cameras and HD video encoding and decoding.

Voice over Internet Protocol

Driven by the significant build-out of the Internet, voice over an IP packet-based network, or VoIP applications are continuing to grow. Our VoIP phone silicon and software solutions integrate packet processing, voice processing and switching technologies to provide the quality of service, high fidelity and reliability necessary for enterprise telephony applications and home routers/gateways. These products support residential VoIP services that are now being offered by a variety of broadband service providers.

Near Field Communications

Near field communications (NFC) is an ultra short-range wireless standard to enable simple connectivity and data transfer by the act of bringing two devices in close proximity. NFC has been adopted for contactless payment systems and can also be implemented in a variety of consumer devices, including mobile phones, tablets, and digital TVs, remote controls, wireless mice, 3D glasses and Bluetooth headsets, to pair two devices and enable other forms of wireless connectivity data transfer between devices. Broadcom has developed a family of NFC solutions with a combination of advanced power, size and functional requirements for original equipment manufacturers to implement low-cost NFC consumer device applications in their products.

Infrastructure & Networking Reportable Segment

Through our Infrastructure & Networking reportable segment, we design and develop complete silicon and software infrastructure solutions for service provider, data center, and enterprise and small-to-medium business networks. Our solutions leverage industry-proven Ethernet technology to promote faster, “greener” and cost-efficient transport and processing of voice, video, data and multimedia across both wired and wireless networks as network data traffic increases. In September 2011 we signed a definitive agreement to acquire NetLogic Microsystems, Inc., or NetLogic, a publicly traded company that is a leader in high-performance intelligent semiconductor solutions for next generation networks, and upon closing of the acquisition, NetLogic will be incorporated into our Infrastructure & Networking reportable segment. For more information about the NetLogic acquisition see the “Overview” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Products Incorporating Our Solutions	Broadcom Solutions
Infrastructure & Networking (Solutions for Infrastructure)

Service provider metro equipment

3G/4G wireless infrastructure and wireless

access points

Switches, hubs and routers Servers

Workstations

Desktop and notebook computers

Network interface cards

LAN on motherboard applications

Optical networks and dense wave division

multiplexing applications

Virtual private networks and

security appliances

Microwave links for wireless backhaul

Ethernet copper transceivers Ethernet controllers Ethernet switches Backplane and Optical front-end physical layer devices Security processors and adapters Broadband processors Microwave modems and RF

Ethernet Networking

Ethernet has become a ubiquitous interconnection technology for providing high performance and cost effective networking infrastructure across enterprise, service provider, data center and small and medium business (SMB) market segments. Our highly integrated, low power SoC solutions enable users to access data, voice and video from their offices, homes or over wireless networks.

Ethernet Switches.    We offer a broad set of Ethernet switching products ranging from low-cost five port switch chips to complete solutions that can be used to build systems in excess of 10 terabits of switching capacity in a single chassis.

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

•

For enterprise applications, our XGStm product family combines multi-layer switching capabilities with wire-speed Gigabit, 10 and 40 Gigabit Ethernet switching performance for unified wired and wireless enterprise business networks.

•	Our family of SMB Ethernet switch products are designed to support lower power modes and comply with industry standards around energy efficient Ethernet.

Ethernet Copper Transceivers.    Our high performance Ethernet transceivers are built upon a proprietary digital signal processing (DSP) communication architecture optimized for high-speed network connections and support the latest standards and advanced features, such as energy efficient Ethernet, data encryption and time synchronization at one or 10 gigabits per second.

Gigabit and 10 Gigabit Ethernet Controllers.    Our family of Ethernet controllers offers comprehensive solutions for servers, workstations, and desktop and notebook computers, supporting multiple generations of Ethernet technology. Gigabit and 10 Gigabit Ethernet controllers deliver high performance dual-port, single-chip C-NIC at 1Gbps or 10-Gbps rates, without requiring external packet memory.

Microwave Modems and RF.    Our family of microwave modems and RF chip sets allows our customers to build the highest performance wireless backhaul and LAN extension products for the service provider market. They include features such as dual polarization for increased throughput, integrated networking functionality and full path protection.

Automotive Ethernet.    As consumer demand for in-vehicle connectivity continues to grow, automotive manufacturers are under pressure to deliver competitive, innovative features while minimizing cost. Broadcom’s BroadR-Reach® automotive solutions allow multiple in-vehicle systems (such as infotainment, on-board diagnostics and automated driver assistance) to simultaneously access information over unshielded single twisted pair cable. The Broadcom automotive Ethernet product portfolio consists of five devices (including three highly integrated switches with embedded PHYs and two stand-alone PHY solutions) that deliver high-performance bandwidth of 100Mbps and beyond while dramatically reducing connectivity costs.

Backplane and Optical Front-End Physical Layer Devices

To address increasing volumes of data traffic both in data centers and service provider networks, we offer a portfolio of 10G and 40G Ethernet transceivers, forward error correction solutions, and chips for backplanes and optical interconnect. These devices are low-power solutions for very high density 10G and 40G switching solutions. We also offer 2.5G and 10G SONET/SDH/OTN transceivers that enable the development of low-cost, high-density optical transport equipment, enabling telecommunications and service providers to efficiently deliver data and voice traffic over existing fiber networks. Our use of the complementary metal oxide semiconductor (CMOS) process allows substantially higher levels of integration and lower power consumption than competitive solutions.

Custom Silicon Products

We offer proprietary silicon devices for the LAN, WAN and PC markets that allow our customers to semi-customize by integrating their own intellectual property. For example, we have developed complex mixed-signal designs for customers that leverage our advanced design processes.

Licensing of Intellectual Property

We generate licensing revenue and related income from the licensing of our intellectual property. The vast majority of our licensing revenue and related income to date has been derived from agreements with two customers, Verizon Wireless and QUALCOMM Incorporated, or Qualcomm. See detailed discussion in the “Overview” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This licensing revenue and related income represented 3.1%, 3.3% and 4.8% of our total net revenue in 2011, 2010 and 2009, respectively.

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

Customers and Strategic Relationships

We sell our products to leading wired and wireless communications manufacturers. We have also established strategic relationships with multiservice operators that provide wired and wireless communications services to consumers and businesses. Customers currently shipping wired and/or wireless communications equipment and devices incorporating our products include:

•Alcatel	•Motorola
•Apple	•Netgear
•Cisco	•Nokia
•Dell	•Pace
•EchoStar	•Samsung
•Hewlett-Packard	•Technicolor
•Huawei Technologies	•ZTE
•LG

A small number of customers have historically accounted for a substantial portion of our net revenue. Sales to our five largest customers represented 42.6%, 38.6% and 34.6% of our net revenue in 2011, 2010 and 2009, respectively. In 2011 sales to Apple and Samsung represented 13.1% and 10.0% of our net revenue, respectively. In 2010, sales to Apple and Samsung represented 10.9% and 10.0% of our net revenue, respectively. See Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report. We expect that our key customers will continue to account for a substantial portion of our net revenue in 2012 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel, change or defer on short notice without incurring a significant penalty.

Research and Development

We have assembled a large team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 2011 we had approximately 7,260 research and development employees, including over 800 employees with Ph.D.s. These key employees are involved in advancing our core technologies, as well as product development. Because SoC solutions benefit from the same underlying core technologies, we are able to address a wide range of communications markets with a relatively focused investment in research and development. Our research and development expense was $1.98 billion, $1.76 billion and $1.54 billion in 2011, 2010 and 2009, respectively. These amounts included stock-based compensation expense for employees engaged in research and development of $364 million, $341 million and $352 million in 2011, 2010 and 2009, respectively.

We believe that increased IP integration and the timely introduction of new products are essential to our growth. While we endeavor to manage our costs and expenses to attain our long-term business objectives, we plan to maintain significant research and development staffing levels for the foreseeable future. We have design centers throughout the United States, including our principal design facilities in Irvine, California and Santa Clara County, California. Internationally, we have design facilities in Asia, Europe, Israel and Canada. We anticipate establishing additional design centers in the United States and in other countries.

Manufacturing

Wafer Fabrication

We depend on multiple foundry subcontractors located in Asia to manufacture a majority of our products. Our key silicon foundries are:

•	Taiwan Semiconductor Manufacturing Corporation in Taiwan;
•	GlobalFoundries, Inc. (formerly Chartered Semiconductor Manufacturing) in Singapore;
•	Semiconductor Manufacturing International Corporation in China; and
•	United Microelectronics Corporation in Singapore and Taiwan.

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

Most of our products are manufactured using CMOS process technology. Our products are currently fabricated on a variety of processes ranging from 500 nanometers to 40 nanometers. We generally evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. Approximately 61.3% of our products are currently manufactured in 65 nanometers. We are designing most new products in 40 nanometers and 28 nanometers, and are beginning to evaluate 20 nanometers. See “Risk Factors” under Item 1A of this Report for a discussion of the risks associated with transitioning to smaller geometry process technologies.

Assembly and Test

Our products are tested either at the wafer level and/or packaged finished products level. Our product testing is conducted by independent foundries, and independent test subcontractors. The die are assembled into finished products by independent assembly and package subcontractors. A majority of our test and assembly is performed by the following independent subcontractors:

•	United Test and Assembly Center in Singapore, China and Thailand (test, assembly and packaging);
•	Advanced Semiconductor Engineering (ASE) in China and Taiwan (test, assembly and packaging);
•	Siliconware Precision in Taiwan (test, assembly and packaging);
•	Amkor in Korea, Philippines, Taiwan and China (assembly and packaging only);
•	Signetics in Korea (assembly and packaging only);
•	STATSChipPAC in Singapore, Korea, Malaysia and China (test, assembly and packaging);

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

Our products are compliant with the Restriction of Hazardous Substances Directive, or RoHS, the European legislation that restricts the use of a number of substances, including lead, and current European REACH (Regulation, Evaluation and Authorization of Chemicals) laws.

Product Distribution

The majority of our products are distributed internationally to customers through our distribution center in Singapore and a smaller portion domestically via an operations and distribution center in Irvine, California. Net product revenue derived from actual shipments to international destinations, primarily in Asia represented 98.5%, 97.2% and 94.8% of our net revenue in 2011, 2010 and 2009, respectively.

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

We market and sell our products internationally through regional offices in Asia, Europe and North America, as well as through a network of independent and fulfillment distributors and representatives in Asia, Australia, Europe and North America. We or our customers select these independent entities based on their ability to provide effective field sales, marketing communications and technical support to our customers. All international sales to date have been in U.S. dollars. We present revenue from independent customers by geographic area in Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

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

Competition

The semiconductor industry in general, and wired and wireless communications markets in particular, are intensely competitive and are characterized by rapid change, evolving standards, short product life cycles and price erosion. We believe that the principal factors of competition for integrated circuit providers include:

•product quality and reputation	•market presence
•product capabilities	•standards compliance
•level of integration	•system cost
•engineering execution	•intellectual property
•reliability	•customer interface and support
•price	•time-to-market

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

Seasonality

An increasing number of our products are being incorporated into consumer electronic products, which are subject to significant seasonality and fluctuations in demand, and tend to have stronger sales in the middle of the fiscal year as manufacturers prepare for the major holiday selling seasons.

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

We currently hold more than 6,000 U.S. and more than 2,550 foreign patents (up from more than 4,800 U.S. and more than 2,000 foreign patents from the prior year) and have more than 7,350 additional U.S. and foreign pending patent applications. We also generally enter into confidentiality agreements with our employees and strategic partners, and typically control access to and distribution of product documentation and other proprietary information. Despite these precautions, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes, develop similar technology independently, or design around our patents. As such, any rights granted under our patents may not provide us with meaningful protection. In addition, we may not be able to successfully enforce our patents against infringing products in every jurisdiction. See “Risk Factors” under Item 1A of this Report for further discussion of the risks associated with patents and intellectual property.

Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements, such as the Qualcomm Agreement. See the detailed discussion in the “Overview” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Moreover, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

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

Employees

As of December 31, 2011 we had approximately 9,590 employees, including 7,260 individuals engaged in research and development, 910 engaged in sales and marketing, 580 engaged in manufacturing operations, and 840 engaged in general and administrative activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

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
•

the impact of a significant natural disaster, such as an earthquake, severe weather, tsunami or other flooding, or a nuclear crisis, as well as interruptions or shortages in the supply of utilities such as water and electricity, on a key location such as our corporate headquarters or our Northern California facilities, both of which are located near major earthquake fault lines; and

•	the impact of tax examinations.

We depend on a few significant customers for a substantial portion of our revenue.

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers represented 42.6%, 38.6% and 34.6% of our total net revenue for 2011, 2010, and 2009, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The loss of any significant customer could materially and adversely affect our financial condition and results of operations.

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

In addition, the majority of our licensing revenues and related income to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm. From January 2008 through December 2011, we recorded $753 million in licensing revenue and related income derived from Verizon Wireless and Qualcomm and we expect to record an additional $272 million. The licensing revenue from our agreement with Verizon Wireless has ended and the income from the Qualcomm Agreement is non-recurring and will terminate in 2013. There can be no assurances that we will be able to enter into additional such arrangements in the future, or that we will be able to successfully collect the remaining payments due to us under the Qualcomm Agreement in the event of a default by Qualcomm.

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

We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. An increasing number of our products are being incorporated into consumer electronic products, which are subject to significant seasonality and fluctuations in demand. Economic volatility can cause extreme difficulties for our customers and vendors in accurately forecasting and planning future business activities. This unpredictability could cause our customers to reduce spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers and vendors may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. As a result, we may experience growth patterns that are different than the end demand for products, particularly during periods of high volatility.

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

Our stock price is highly volatile.

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2009 through December 31, 2011 our Class A common stock has traded at prices as low as $15.31 and as high as $47.39 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

Our products are incorporated into complex devices and systems, creating supply chain cross-dependencies. Accordingly, supply chain disruptions affecting components of our customers’ devices and/or systems could negatively impact the demand for our products, even if the supply of our products is not directly affected.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to international destinations, primarily in Asia, represented 98.5%, 97.2% and 94.8% of our product revenue in 2011, 2010 and 2009, respectively. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our international business activities and to open other design and operational centers abroad.

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

As a fabless semiconductor company, we do not own or operate fabrication, assembly or test facilities. We rely on third parties to manufacture, assemble and test substantially all of our semiconductor devices. Accordingly, we cannot directly control our product delivery schedules and quality assurance. This lack of control could result in product shortages or quality assurance problems. These issues could delay shipments of our products or increase our assembly or testing costs. In addition, the consolidation of foundry subcontractors, as well as the increasing capital intensity and complexity associated with fabrication in smaller process geometries may limit our diversity of suppliers, potentially driving increased wafer prices and adversely affecting our results of operations, including our product gross margins.

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

Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. For instance, the U.S. Securities and Exchange Commission proposed new disclosure requirements relating to the sourcing of certain minerals from the Democratic Republic of Congo and certain other adjoining countries. When these new requirements are in effect, they could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

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

In certain foreign jurisdictions, we operate under tax holidays and favorable tax incentives. For instance, in Singapore we operate under tax holidays, which are effective through March 31, 2014, that reduce taxes on substantially all of our operating income in that jurisdiction. Such tax holidays and incentives often require us to meet specified employment and investment criteria in such jurisdictions. In a period of tight manufacturing capacity, our ability to meet Singaporean content in our products may be more limited, which may have adverse tax consequences. More generally, if any of our tax holidays or incentives are terminated or if we fail to meet the criteria to continue to enjoy such holidays or incentives, our results of operations may be materially and adversely affected. We have begun discussions with the Singapore Economic Development Board with respect to tax incentives for periods after March 31, 2014. No assurances can be given that such discussions will be successful. If we are unable to reach an agreement with Singapore (or another jurisdiction that provides similar benefits to those we realize from our current incentives in Singapore), our results of operations and financial position for periods after March 31, 2014 will be adversely affected.

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

As of December 31, 2011 our co-founders, directors, executive officers and their respective affiliates beneficially owned 10.8% of our outstanding common stock and held 51.9% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of all or substantially all of our assets. In particular, as of December 31, 2011 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 9.7% of our outstanding common stock and held 51.5% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. Repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

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

We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements. Our leased facilities comprise an aggregate of 3.6 million square feet. Our principal facilities in Irvine comprise 0.88 million square feet and have lease terms that expire at various dates through 2017.

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

Not Applicable.

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

Market Information and Holders

Our Class A common stock is traded on the NASDAQ Global Select Market under the symbol BRCM. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A common stock on the NASDAQ Global Select Market:

	2011		2010
	High	Low	High	Low
Fourth Quarter	$38.37	$27.59	$47.00	$34.34
Third Quarter	38.88	30.98	38.47	29.90
Second Quarter	41.00	30.71	36.94	29.05
First Quarter	47.39	38.60	34.30	26.40

As of December 31, 2011 and 2010 there were 1,005 and 1,070 record holders of our Class A common stock and 147 and 154 record holders of our Class B common stock, respectively. On January 31, 2012, the last reported sale price of our Class A common stock on the NASDAQ Global Select Market was $34.35 per share.

Our Class B common stock is not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.

Stock Performance Graph

The following graphs compare the cumulative five-year and seven-year total return attained by shareholders on Broadcom Corporation’s common stock relative to the cumulative total returns of the S&P 500 index, the PHLX Semiconductor index, and the NASDAQ Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2006 (for the five-year graph) and December 31, 2004 (for the seven-year graph) and its relative performance is tracked through December 31, 2011. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

AMONG BROADCOM CORPORATION, THE S&P 500 INDEX,

THE NASDAQ COMPOSITE INDEX AND THE PHLX SEMICONDUCTOR INDEX

COMPARISON OF 7 YEAR CUMULATIVE TOTAL RETURN

AMONG BROADCOM CORPORATION, THE S&P 500 INDEX,

THE NASDAQ COMPOSITE INDEX AND THE PHLX SEMICONDUCTOR INDEX

Dividend Policy

In January 2010 our Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. Our Board of Directors declared quarterly cash dividends of $0.08 per common share payable to holders of our common stock in each quarter of 2010. In January 2011 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased the quarterly cash dividend by 12.5% to $0.09 per common share ($0.36 per share on an annual basis) and declared quarterly cash dividends of $0.09 per share payable to holders of our common stock in each quarter of 2011. In 2011 and 2010 we paid $194 million and $163 million, respectively, in dividends to holders of our Class A and Class B common stock. These dividends were paid from U.S. domestic sources other than our retained earnings and are accounted for as reductions of shareholders’ equity.

The cash dividend policy and the payment of future cash dividends under that policy are subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders and are in compliance with all laws and agreements of Broadcom applicable to the declaration and payment of cash dividends.

Recent Sales of Unregistered Securities

In 2011 we issued an aggregate of 1 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act.

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

In addition to the shares repurchased under the ASR, we repurchased 10 million shares of our Class A common stock at a weighted average price of $36.84 per share in 2011. We repurchased 9 million and 15 million shares of our Class A common stock at weighted average prices of $30.86 and $28.12 per share in 2010 and 2009, respectively.

Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act.

Item	6. Selected Consolidated Financial Data

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share data)
Consolidated Statements of Income Data
Net revenue:
Product revenue	$7,160	$6,589	$4,273	$4,485	$3,739
Income from Qualcomm Agreement(1)	207	207	171	—	—
Licensing revenue(2)	22	22	46	173	37

Total net revenue	7,389	6,818	4,490	4,658	3,776
Costs and expenses:
Cost of product revenue(3)	3,626	3,284	2,211	2,213	1,832
Research and development(3)	1,983	1,762	1,535	1,498	1,349
Selling, general and administrative(3)	682	590	479	543	492
Amortization of purchased intangible assets	30	28	15	3	1
Impairment of long-lived assets	92	19	19	172	2
Settlement costs (gains), net	(18)	53	118	16	—
Restructuring costs (reversals), net	16	—	7	(1)	—
In-process research and development	—	—	—	42	15
Charitable contributions	25	—	50	—	—

Total operating costs and expenses	6,436	5,736	4,434	4,486	3,691
Income from operations	953	1,082	56	172	85
Interest income (expense), net	(5)	9	14	52	131
Other income (expense), net	8	6	2	(2)	3

Income before income taxes	956	1,097	72	222	219
Provision for income taxes	29	15	7	7	6

Net income	$927	$1,082	$65	$215	$213

Net income per share (basic)(4)	$1.72	$2.13	$0.13	$0.42	$0.39

Net income per share (diluted)(4)	$1.65	$1.99	$0.13	$0.41	$0.37

	December 31,
	2011	2010	2009	2008	2007
	(In millions)
Consolidated Balance Sheet Data
Cash and cash equivalents and short-and long-term marketable securities	$5,205	$4,058	$2,368	$1,898	$2,404
Working capital	4,653	2,913	1,766	2,034	2,323
Goodwill and purchased intangible assets, net	2,187	2,043	1,481	1,341	1,424
Total assets	9,040	7,944	5,127	4,393	4,838
Total long-term debt	1,196	697	—	—	—
Total shareholders’ equity	6,521	5,826	3,892	3,607	4,036

(1)	Includes income relating to the Qualcomm Agreement that was entered into with Qualcomm in April 2009. See “Overview” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 2 to Notes to Consolidated Financial Statements for a further discussion, included in Part IV, Item 15 of this Report.

(2)	Includes royalties of $19 million, $149 million and $32 million in 2009, 2008 and 2007, respectively, received pursuant to a patent license agreement that was entered into with Verizon Wireless in July 2007, which was completed in March 2009.

(3)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions. See Note 9 of Notes to Consolidated Financial Statements.

(4)	See Notes 1 and 2 of Notes to Consolidated Financial Statements for an explanation of the calculation of net income per share.

The following table presents details of product and total gross margin as a percentage of product and total revenue, respectively:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Supplemental Gross Margin Data
Product gross margin	49.4%	50.2%	48.3%	50.7%	51.0%
Total gross margin	50.9	51.8	50.8	52.5	51.5

The following table presents details of total stock-based compensation expense that is included in each functional line item in the consolidated statements of income data above:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions)
Supplemental Data on Stock-Based Compensation Expense
Cost of product revenue	$24	$23	$25	$25	$26
Research and development	364	341	352	358	354
Selling, general and administrative	126	119	120	126	140

The tables above set forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Broadcom for each of the five years ended December 31, 2011. In addition, the consolidated financial statements include the results of operations of acquisitions commencing on their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements.

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

Overview

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a global innovation leader in semiconductor solutions for wired and wireless communications. Broadcom products seamlessly deliver voice, video, data and multimedia connectivity in the home, the office and the mobile environment. We provide the industry’s broadest portfolio of state-of-the-art system-on-a-chip, or SoC, and software solutions.

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

Our diverse product portfolio includes:

•

Broadband Communications (Solutions for the Home) — Complete solutions for cable, xDSL, fiber, satellite and IP broadband networks to enable the connected home, including set-top-boxes and media servers, residential modems and gateways, femtocells and wired home networking solutions.

•

Mobile & Wireless (Solutions for the Hand) — Low-power, high-performance and highly integrated solutions powering the mobile and wireless ecosystem, including Wi-Fi and Bluetooth, cellular modems, personal navigation and global positioning, near field communications (NFC), Voice over IP (VoIP), multimedia and application processing, and mobile power management solutions.

•

Infrastructure & Networking (Solutions for Infrastructure) — Highly integrated solutions for carriers, service providers, enterprises, small-to-medium businesses and data centers for network infrastructure needs, including switches, physical layer (PHY) and microwave devices for local, metropolitan, wide area and storage networking; switch fabric solutions, high-speed ethernet controllers, security and embedded processors.

Our product revenue consists principally of sales of semiconductor devices and, to a lesser extent, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. The majority of our product sales occur through the efforts of our direct sales force. The remaining balance of our product sales occurs through distributors. Our licensing revenue and income is generated from the licensing of our intellectual property, of which the vast majority to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm. The licensing revenue from our agreement with Verizon Wireless ended in March 2009 and the income from the Qualcomm Agreement is non-recurring and will terminate in 2013. There can be no assurances that we will be able to enter into similar arrangements in the future. At December 31, 2011 we had deferred income of $13 million related to the Qualcomm Agreement.

The following table details the amount of licensing revenue from our agreement with Verizon Wireless and income from the Qualcomm Agreement that was recognized or is scheduled to be recognized from 2008 to 2013:

	Recognized				Scheduled to be Recognized
	2008	2009	2010	2011	2012	2013	Thereafter	Total
	(In millions)
Income from Qualcomm Agreement	$—	$171	$207	$207	$186	$86	$—	$857
Licensing revenue from Verizon Wireless	149	19	—	—	—	—	—	168

	$149	$190	$207	$207	$186	$86	$—	$1,025

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

Acquisition Strategy.    An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time or costs required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. Since our initial public offering, we have acquired over 50 companies. From 2009 through 2011, we made acquisitions totaling $1.11 billion in purchase consideration, of which $155 million, $387 million and $569 million related to our Broadband Communications, Mobile & Wireless and Infrastructure & Networking reportable segments, respectively. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets.

In September 2011 we signed a definitive agreement to acquire NetLogic Microsystems, Inc., or NetLogic, a publicly traded company that is a leader in high performance intelligent semiconductor solutions for next generation networks. The expected purchase consideration is approximately $3.7 billion, net of cash assumed, based on the shares outstanding on September 11, 2011. The transaction has been approved by the Broadcom and NetLogic boards of directors and is subject to customary closing conditions, including the receipt of clearance by the Chinese Ministry of Commerce under Chinese Antimonopoly Law. There are no financing contingencies related to the acquisition. The transaction is expected to close in the first half of 2012.

The accompanying Consolidated Financial Statements include the results of operations of our acquired companies commencing on their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements for additional information related to these acquisitions.

Operating Results for the Year Ended December 31, 2011

In 2011 our net income was $927 million as compared to net income of $1.08 billion in 2010. The decrease in profitability was primarily related to lower gross margins and an increase in research and development expenses, as well as the impairment of certain of our purchased intangible assets, our charitable contribution and our restructuring charge.

Other highlights during 2011 include the following:

•

Our cash and cash equivalents and marketable securities were $5.20 billion at December 31, 2011, compared with $4.06 billion at December 31, 2010. We generated cash flow from operations of $1.84 billion during 2011 as compared to $1.37 billion in 2010.

•

In January 2011 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased our quarterly cash dividend by 12.5% to $0.09 per share ($0.36 per share on an annual basis) and declared a dividend of $0.09 per share payable to holders of our common stock in each quarter of 2011.

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

•

In May 2011 the court entered an order granting final approval of a Stipulation and Agreement of Settlement, or Derivative Settlement related to our federal consolidated shareholder derivative action. In connection with the Derivative Settlement, we recorded a $43 million settlement gain in our consolidated statements of income and paid plaintiffs’ counsel $25 million of the settlement proceeds for attorneys’ fees, expenses, and costs, which was recorded as an operating expense in our consolidated statements of income. In September and December 2011 we also recorded total net settlement costs of $32 million related to patent infringement claims.

•

In June 2011 we contributed $25 million to the Broadcom Foundation to support science, technology, engineering and mathematics programs, as well as a broad range of community services which was recorded as an operating expense in our consolidated statements of income.

•

In June 2011 we recorded a purchased intangible impairment charge of $74 million related to our acquisition of Beceem Communications, Inc. in 2010. The primary factor contributing to this impairment charge was a reduction in the forecasted cash flows related to WiMAX products, as wireless service providers have accelerated their adoption of Long Term Evolution, or LTE, products. We also recorded other impairment charges of $18 million in 2011.

•

In June 2011 we completed the Internal Revenue Service (IRS) examination of our income tax returns for 2004 to 2006, executed a closing agreement covering the 2001 to 2006 tax years, and agreed to certain adjustments for the 2001 to 2006 tax years, primarily related to intercompany transfer pricing transactions. Such adjustments were offset by net operating losses and credits, and did not result in any income tax expense or cash tax liability. As a result, our federal and state net operating loss carryforwards were reduced by $620 million and $430 million, respectively, which were offset with corresponding reductions in valuation allowance for deferred tax assets.

•

As part of our regular product portfolio management review process and in light of our decision to significantly reduce our investment in our digital television and Blu-ray Disc product lines within our Broadband Communications operating segment, in September 2011 we implemented a restructuring plan to reduce our worldwide headcount by approximately 300 employees. We recorded an aggregate of $16 million in net restructuring costs in 2011.

•

In November 2011 we completed a debt offering of $500 million aggregate principal amount of 2.700% Senior Notes due 2018. We also amended our credit facility in October 2011 to primarily extend the maturity date by two years to November 19, 2016. To date, we have not drawn on this credit facility.

Business Enterprise Segments

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile & Wireless	Infrastructure & Networking	All Other	Consolidated
	(In millions)
Year ended December 31, 2011
Net revenue	$2,039	$3,484	$1,658	$208	$7,389
Operating income (loss)	391	573	545	(556)	953
Year ended December 31, 2010
Net revenue	$2,134	$2,889	$1,588	$207	$6,818
Operating income (loss)	447	526	578	(469)	1,082
Year ended December 31, 2009
Net revenue	$1,525	$1,720	$1,056	$189	$4,490
Operating income (loss)	180	117	288	(529)	56

Included in the “All Other” category:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Net revenue	$208	$207	$189

Stock-based compensation	$514	$483	$497
Amortization of purchased intangible assets	84	59	31
Amortization of acquired inventory valuation step-up	24	10	9
Impairment of long-lived assets	92	19	19
Settlement costs (gains), net	(18)	53	118
Restructuring costs, net	16	—	7
Charitable contributions	25	—	50
Non-recurring legal fees	25	—	12
Change in contingent earnout liability	(1)	—	—
Employer payroll tax on certain stock option exercises	8	13	5
Miscellaneous corporate allocation variances	(5)	39	(30)

Total other operating costs and expenses	$764	$676	$718

Total operating loss for the “All Other” category	$(556)	$(469)	$(529)

For additional information about our business enterprise segments, see Note 13 of Notes to Consolidated Financial Statements.

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

•	required levels of research and development and other operating costs;
•	stock-based compensation expense;
•	licensing and income from intellectual property;
•	impairment of goodwill and other long-lived assets;
•	deferral of revenue and costs under multiple-element arrangements;
•	amortization of purchased intangible assets;
•	cash-based incentive compensation expense;
•	litigation costs and insurance recoveries;
•	settlement costs or gains;
•	changes in tax laws, adjustments to tax reserves and the results of income tax audits;
•

the loss of interest income resulting from lower average interest rates and investment balance reductions resulting from expenditures on repurchases of our Class A common stock, dividends and acquisitions of businesses;

•	charitable contributions;
•	other-than-temporary impairment of marketable securities; and
•	restructuring costs.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty obligations, inventory valuation, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following are critical accounting policies that require us to make significant estimates, assumptions or judgments:

•

Net Revenue.    We recognize product revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue when any future performance obligations remain. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents are used to verify product delivery. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

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

A portion of our sales is made through distributors under agreements allowing for pricing credits and/or rights of return. These pricing credits and/or rights of return provisions prevent us from being able to reasonably estimate the final price of the inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the price to the customer is not fixed or determinable at the time we deliver products to our distributors. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. In addition, distributors provide us with periodic data regarding product, price, quantity, and customers when products are shipped to their customers, as well as the quantities of our products that they still have in stock. For specialized shipping terms we may rely on data provided by our freight forwarding providers. For our licensing revenue we rely on data provided by the licensee. Any error in the data provided to us by customers, distributors or other third parties could lead to inaccurate reporting of our total net revenue and net income.

We defer revenue and income when advance payments are received from customers before performance obligations have been completed and/or services have been performed. Deferred revenue does not include amounts from products delivered to distributors that the distributors have not yet sold through to their end customers.

•

Income from the Qualcomm Agreement.    On April 26, 2009 we entered into a four-year Settlement and Patent License and Non-Assert Agreement, or the Qualcomm Agreement, with QUALCOMM Incorporated, or Qualcomm. The Qualcomm Agreement is a multiple element arrangement. We allocated the amount to be received under the Qualcomm Agreement amongst several elements. A gain from the settlement of litigation was immediately recognized and approximated the value of awards determined by the United States District Court for the Central District of California. The remaining consideration was predominantly associated with the transfer of current and future intellectual property rights, as well as the settlement of all other outstanding litigation, and is being recognized over the four year performance period as a single unit of accounting.

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

We consider the Qualcomm Agreement as predominantly related to the transfer of current and future intellectual property rights. This conclusion was based on (a) the amounts specifically awarded by the courts for the patents that were the subject of litigation for which appeals had been substantially exhausted and (b) the extensive nature of the rights transferred to Qualcomm, both for our existing patent portfolio and for the patents we would develop during the next one to four years. In addition, we obtained a third party valuation of the intellectual property rights. The inputs and assumptions we used in this valuation were from a market participant perspective and included projected revenue, royalty rates, estimated discount rates, useful lives and income tax rates, among others. The development of a number of these inputs and assumptions in our model requires a significant amount of management judgment and is based upon a number of factors including the selection of industry comparables, market growth rates and other relevant factors. Changes in any number of these assumptions would have substantially changed the fair value assigned to the intellectual property rights. These inputs and assumptions represent management’s best estimates at the time of the transaction.

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

•

Goodwill and Purchased Intangible Assets.    The value of our goodwill and purchased intangible assets could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy or the semiconductor industry, (iv) any failure to meet the performance projections included in our forecasts of future operating results or (v) the abandonment of any of our acquired in-process research and development, or IPR&D, projects.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. We evaluate goodwill on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In 2011 we early adopted the new provisions issued by the Financial Accounting Standards Board, or FASB, that intended to simplify goodwill impairment testing. The updated guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting units is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Once an IPR&D project is complete, it becomes a definite lived intangible asset and is evaluated for impairment in accordance with our policy for long-lived assets.

We test long lived assets and purchased intangible assets (other than goodwill and IPR&D in development) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets.

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

•

Litigation and Settlement Costs.    We are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement costs. In addition, the resolution of intellectual property litigation may require us to pay damages for past alleged infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or running royalties, which could adversely impact product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. We account for settlement agreements as multiple element arrangements and allocate the consideration to the identifiable elements based on relative fair value. Generally the identifiable elements are the licensing of intellectual property for future use and payments related to alleged prior infringement. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We continually evaluate the uncertainties associated with litigation and record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. However, the outcomes of legal proceedings and/or our ability to settle disputes on terms acceptable to us are subject to significant uncertainty. Should we choose to pay significant sums in settling a dispute or should material legal matters be resolved against the Company, the operating results of a particular reporting period could be materially adversely affected.

Results of Operations

The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Net revenue:
Product revenue	96.9%	96.7%	95.2%
Income from Qualcomm Agreement	2.8	3.0	3.8
Licensing revenue	0.3	0.3	1.0

Total net revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of product revenue	49.1	48.2	49.2
Research and development	26.8	25.7	34.2
Selling, general and administrative	9.2	8.7	10.7
Amortization of purchased intangible assets	0.4	0.4	0.3
Impairment of long-lived assets	1.2	0.3	0.4
Settlement costs (gains), net	(0.1)	0.8	2.7
Restructuring costs, net	0.2	—	0.2
Charitable contributions	0.3	—	1.1

Total operating costs and expenses	87.1	84.1	98.8
Income from operations	12.9	15.9	1.2
Interest income (expense), net	(0.1)	0.1	0.3
Other income, net	0.1	0.1	0.1

Income before income taxes	12.9	16.1	1.6
Provision for income taxes	0.3	0.2	0.1

Net income	12.6%	15.9%	1.5%

The following table presents details of product and total gross margin as a percentage of product and total revenue, respectively:

	Year Ended December 31,
	2011	2010	2009
Product gross margin	49.4%	50.2%	48.3%
Total gross margin	50.9	51.8	50.8

The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the consolidated statements of income data above:

	Year Ended December 31,
	2011	2010	2009
Cost of product revenue	0.3%	0.3%	0.5%
Research and development	4.9	5.0	7.8
Selling, general and administrative	1.7	1.7	2.7

Years Ended December 31, 2011 and 2010

Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin

The following tables present net revenue, cost of product revenue, product gross margin and total gross margin:

	Year Ended December 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(In millions, except percentages)
Product revenue	$7,160	96.9%	$6,589	96.7%	$571	8.7%
Income from Qualcomm Agreement	207	2.8	207	3.0	—	—
Licensing revenue	22	0.3	22	0.3	—	—

Total net revenue	$7,389	100.0%	$6,818	100.0%	$571	8.4

Cost of product revenue	$3,626	49.1%	$3,284	48.2%	$342	10.4

Product gross margin	49.4%		50.2%		(0.8)%

Total gross margin	50.9%		51.8%		(0.9)%

	Three Months Ended
	December 31, 2011		September 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(In millions, except percentages)
Product revenue	$1,764	96.9%	$1,902	97.2%	$(138)	(7.3)%
Income from Qualcomm Agreement	52	2.9	52	2.7	—	—
Licensing revenue	4	0.2	3	0.1	1	33.3

Total net revenue	$1,820	100.0%	$1,957	100.0%	$(137)	(7.0)

Cost of product revenue	$894		$960	49.1%	$(66)	(6.9)

Product gross margin	49.3%		49.5%		(0.2)%

Total gross margin	50.9%		50.9%		0.0%

Net Revenue.

The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue:

	Year Ended December 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(In millions, except percentages)
Broadband Communications	$2,039	27.6%	$2,134	31.3%	$(95)	(4.5)%
Mobile & Wireless	3,484	47.2	2,889	42.4	595	20.6
Infrastructure & Networking	1,658	22.4	1,588	23.3	70	4.4
All other(1)	208	2.8	207	3.0	1	0.5

Total net revenue	$7,389	100.0%	$6,818	100.0%	$571	8.4

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent agreements. See discussion above in the “Overview” section and Notes 1 and 2 of Notes to Consolidated Financial Statements.

The decrease in net revenue from our Broadband Communications reportable segment resulted primarily from a decrease in demand for our digital television and Blu-ray Disc product lines and set top boxes, offset in part by an increase in demand for our broadband modems. As a result, we decided to reduce our investment in our digital television and Blu-ray Disc product lines and reallocate funding to higher return opportunities. The increase in net revenue from our Mobile & Wireless reportable segment resulted primarily from an increase in demand for our wireless connectivity and cellular solutions. The increase in net revenue from our Infrastructure & Networking reportable segment resulted primarily from an increase in demand for our Ethernet switching and wireless infrastructure products, offset in part by a reduction in demand for our Ethernet controller products.

The following table presents net revenue from each of the reportable segments and its respective contribution to net revenue:

	Three Months Ended				Decrease	% Change
	December 31, 2011		September 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Broadband Communications	$510	28.0%	$526	26.9%	$(16)	(3.0)%
Mobile & Wireless	876	48.1	942	48.1	(66)	(7.0)
Infrastructure & Networking	382	21.0	437	22.3	(55)	(12.6)
All other(1)	52	2.9	52	2.7	—	—

Total net revenue	$1,820	100.0%	$1,957	100.0%	$(137)	(7.0)

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent agreements. See discussion above in the “Overview” section and Notes 1 and 2 of Notes to Consolidated Financial Statements.

The decrease in net revenue from our Broadband Communications reportable segment resulted primarily from a decrease in demand for our digital television and Blu-ray Disc product lines. The decrease in net revenue from our Mobile & Wireless reportable segment resulted from a decrease in demand for our wireless connectivity solutions. The decrease in net revenue from our Infrastructure & Networking reportable segment resulted primarily from a decrease in demand for most product lines.

We recorded rebates to certain customers of $643 million, or 8.7% of net revenue and $526 million, or 7.7% of net revenue in 2011 and 2010, respectively. The increase in rebates in 2011 was attributable to a change in the mix of sales to customers that participate in our rebate programs, primarily an increase in the Mobile & Wireless area. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of $13 million and $4 million in 2011 and 2010, respectively.

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

For these and other reasons, our total net revenue and results of operations for the year ended December 31, 2011 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Concentration of Net Revenue

The following table presents details of our product net revenue:

	Year Ended December 31,
	2011	2010	2009
Product sales through direct sales force	76.8%	77.6%	78.8%
Product sales maintained under fulfillment distributor arrangements	7.5	7.9	8.1
Product sales through distributors	15.7	14.5	13.1

	100.0%	100.0%	100.0%

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Year Ended December 31,
	2011	2010	2009
Apple	13.1%	10.9%	*
Samsung	10.0	10.0	10.3%
Five largest customers as a group	42.6	38.6	34.6

*	Less than 10% of net revenue.

We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The identities of our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period.

Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Year Ended December 31,
	2011	2010	2009
China (exclusive of Hong Kong)	33.4%	30.4%	28.3%
Hong Kong	26.4	26.0	24.8
Singapore, Taiwan and Japan	22.9	25.3	26.3
Europe	1.8	2.4	2.7
Other	14.0	13.1	12.7

	98.5%	97.2%	94.8%

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

Cost of Product Revenue and Product Gross Margin.    Cost of product revenue comprises the cost of our semiconductor devices, which consists of the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, as well as royalties paid to vendors for use of their technology. Also included in cost of product revenue is the amortization of purchased technology and inventory valuation step-up, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs, provisions for excess and obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support. Product gross margin is product revenue less cost of product revenue divided by product revenue and does not include income from the Qualcomm Agreement and revenue from the licensing of intellectual property. Total gross margin is total net revenue less cost of product revenue divided by total net revenue.

Product gross margin decreased to 49.4% in 2011 as compared to 50.2% in 2010 primarily as a result of (i) an increase in amortization of purchased intangibles and inventory valuation step-up of $37 million primarily due to our acquisitions completed over the last twelve months, and (ii) a shift in the mix of our product revenues with more revenues attributable to Mobile & Wireless products.

Product gross margin decreased to 49.3% in the three months ended December 31, 2011 from 49.5% in the three months ended September 30, 2011 primarily as a result of a shift in the mix of our product revenues, offset in part by a decrease in amortization of inventory valuation step-up of $4 million.

Factors That May Impact Product and Total Gross Margin

Our product gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volume of product sales (including sales to high volume customers);
•	the positions of our products in their respective life cycles;
•	introduction of products with lower margins;
•	the effects of competition;
•	the effects of competitive pricing programs and rebates;
•	provisions for excess and obsolete inventories and their relationship to demand volatility;
•	manufacturing cost efficiencies and inefficiencies;
•	fluctuations in direct product costs such as silicon wafer costs and assembly, packaging and testing costs, and other fixed costs;
•	our ability to create cost advantages through successful integration and convergence;

•	our ability to advance to the next technology node faster than our competitors;
•	the consolidation of foundry subcontractors that could potentially drive increased wafer prices;
•	licensing royalties payable by us;
•	product warranty costs;
•	fair value and related amortization of acquired tangible and intangible assets; and
•	amortization of acquired inventory valuation step-up.

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

The following table presents details of research and development expense:

	Year Ended December 31,				Increase	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Salaries and benefits	$1,097	14.8%	$929	13.6%	$168	18.1%
Stock-based compensation	364	4.9	341	5.0	23	6.7
Development and design costs	278	3.8	274	4.0	4	1.5
Other	244	3.3	218	3.1	26	11.9

Research and development	$1,983	26.8%	$1,762	25.7%	$221	12.5

The increase in salaries and benefits and stock-based compensation were primarily attributable to an increase in headcount of approximately 460 personnel, bringing headcount to approximately 7,260 at December 31, 2011, which represents a 6.8% increase from our December 31, 2010 levels. Development and design costs vary from period to period depending on the timing development and tape-out of various products. The increase in the Other line item in the above table is primarily attributable to an increase in depreciation, travel and facilities expenses.

We expect research and development costs to increase as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. Approximately 61.3% of our products are currently manufactured in 65 nanometers. We are designing most new products in 40 nanometers and 28 nanometers, and are beginning to evaluate 20 nanometers. We currently hold more than 6,000 U.S. and more than 2,550 foreign patents and more than 7,350 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The following table presents details of selling, general and administrative expense:

	Year Ended December 31,				Increase	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Salaries and benefits	$293	4.0%	$240	3.5%	$53	22.1%
Stock-based compensation	126	1.7	119	1.7	7	5.9
Legal and accounting fees	149	2.0	140	2.1	9	6.4
Other	114	1.5	91	1.4	23	25.3

Selling, general and administrative	$682	9.2%	$590	8.7%	$92	15.6

The increase in salaries and benefits and stock-based compensation were primarily attributable to an increase in headcount of approximately 140 personnel, bringing headcount to approximately 1,750 at December 31, 2011, which represents an 8.9% increase from our December 31, 2010 levels. The increase in legal and accounting fees primarily related to legal fees associated with the federal consolidated shareholder derivative settlement, which included a final $25 million payment to the plaintiffs’ counsel for attorneys’ fees, expenses and costs. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and prior years’ securities litigation, patent prosecution and filings and various other transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation. See Note 12 of Notes to the Consolidated Financial Statements for further information. The increase in the Other line item in the above table is primarily attributable to an increase in travel and facilities expense.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our consolidated statements of income discussed above:

	Year Ended December 31,				Increase	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Cost of product revenue	$24	0.3%	$23	0.3%	$1	4.3%
Research and development	364	4.9	341	5.0	23	6.7
Selling, general and administrative	126	1.7	119	1.7	7	5.9

	$514	6.9%	$483	7.0%	$31	6.4

The following table presents details of unearned stock-based compensation currently estimated to be expensed in 2012 through 2015 related to unvested share-based payment awards:

	2012	2013	2014	2015	Total
	(In millions)
Unearned stock-based compensation	$357	$228	$119	$21	$725

If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions. The increase in stock-based compensation in 2011 as compared to 2010 primarily related to the commencement of a new two-year offering period under our employee stock purchase program, which resulted in a $36 million increase in stock-based compensation expense as compared to 2010.

It is our long-term objective that total stock-based compensation approximates 5% of total net revenue.

See Note 9 of Notes to Consolidated Financial Statements for a discussion of share-based awards.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Year Ended December 31,				Increase	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Cost of product revenue	$54	0.7%	$31	0.5%	$23	74.2%
Other operating expenses	30	0.4	28	0.4	2	7.1

	$84	1.1%	$59	0.9%	$25	42.4

The increase in amortization of purchased intangible assets in 2011 as compared to 2010 was primarily related to our acquisitions of Beceem Communications, Inc. in late 2010 and Provigent in 2011.

The following table presents details of the amortization of existing purchased intangible assets, including IPR&D, which is currently estimated to be expensed in 2012 and thereafter.

	Purchased Intangible Assets Amortization by Year
	2012	2013	2014	2015	2016	Thereafter	Total
	(In millions)
Cost of product revenue	$77	$72	$60	$46	$33	$56	$344
Other operating expenses	27	10	4	4	4	7	56

	$104	$82	$64	$50	$37	$63	$400

If we acquire additional purchased intangible assets in the future, including purchased intangible assets related to our pending acquisition of NetLogic, our cost of product revenue or operating expenses will be increased by the amortization of those assets.

Impairment of Goodwill and Other Long-Lived Assets

We performed annual impairment assessments of the carrying value of goodwill in October 2011 and 2010. Upon completion of these assessments, we determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value. We also believe that we have no at-risk goodwill. We recorded a purchased intangible impairment charge of $74 million related to our acquisition of Beceem and other impairment charges of $18 million in 2011. The primary factor contributing to the Beceem impairment charge was a reduction in the forecasted cash flows related to WiMAX products, as wireless service providers have accelerated their adoption of LTE products. In 2010 we recorded an impairment charge of $19 million, primarily related to a technology license that was acquired in 2008 from Sunext Design, Inc. For the carrying balances of our goodwill by reporting segment and a description of our valuation techniques and significant assumptions as well as details of our other long-lived assets impairment charges taken, see the discussions in Notes 2 and 10 of Notes to the Consolidated Financial Statements.

Restructuring Costs

As discussed above in “Operating Results for the Year Ended December 31, 2011,” we recorded an aggregate of $16 million in net restructuring costs in 2011, of which $12 million was related to severance and other charges associated with our reduction in workforce across multiple locations and functions, and $4 million was related to the closure of three of our facilities. We do not expect any cost savings as we plan to reallocate funding to higher return opportunities. We currently expect to complete this plan and record additional costs of approximately $1 million in the three months ended March 31, 2012.

Settlement Costs (Gains), Net

In 2011 we recorded settlement gains of $55 million primarily related to the settlement of our shareholder derivative action, partially offset by net settlement costs of $37 million related to patent infringement claims, resulting in net settlement gains of $18 million. In 2010 we recorded settlement costs of $53 million primarily related to licensing and settlement agreements and certain employment tax items.

For a further discussion of our settlement costs and litigation matters, see Notes 11 and 12 of Notes to the Consolidated Financial Statements.

In-Process Research and Development

In 2011 and 2010 we capitalized IPR&D of $45 million and $55 million, respectively. For a description of our valuation techniques and significant assumptions underlying the valuation of the ongoing development projects that were in process at the date of acquisition and were capitalized as IPR&D in 2011 and 2010, see the discussion in Note 3 of Notes to the Consolidated Financial Statements. In addition, in 2011 and 2010 we reclassified $3 million and $51 million, respectively, of IPR&D costs to developed technology, primarily related to our acquisition of Dune Networks, Inc., which will now be amortized to cost of product revenue.

Charitable Contributions

In April 2009 we established the Broadcom Foundation, or the Foundation, to support science, technology, engineering and mathematics programs, as well as a broad range of community services. In June 2011 we contributed an additional $25 million to the Foundation. Approximately $2 million of the $25 million contribution came from Dr. Henry Samueli, our Chief Technical Officer and member of the Board of Directors, who made such payment to Broadcom in connection with the settlement of the shareholder derivative litigation as further described in Note 12 of Notes to the Consolidated Financial Statements. This payment was recorded as an operating expense in consolidated statement of income in 2011.

Interest and Other Income, Net

The following table presents interest and other income, net:

	Year Ended December 31,				Increase (Decrease)	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Interest income (expense), net	$(5)	(0.1%)	$9	0.1%	$(14)	(155.6)%
Other income, net	8	0.1	6	0.1	2	33.3

Interest income (expense), net, reflects interest income earned on cash, cash equivalents and marketable securities balances offset by interest expense on our Senior Notes totaling $1.20 billion. Other income, net, primarily includes gains on foreign currency transactions.

The decrease in interest income (expense), net, for 2011 as compared to 2010 was driven primarily by interest expense related to our newly issued long-term debt. See Note 6 of Notes to the Consolidated Financial Statements.

Provision for Income Taxes

	Year Ended December 31,				Increase	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Income tax provision	$29	0.3%	$15	0.2%	$14	93.3%

The federal statutory rate was 35% for 2011 and 2010. Our effective tax rates were 3.0% and 1.4% for 2011 and 2010, respectively. The differences between our effective tax rates and the federal statutory tax rate primarily relate to foreign earnings taxed at substantially lower rates than the federal statutory rate for 2011 and 2010 due principally to our tax holiday in Singapore, and for 2011 and 2010 domestic tax losses recorded without tax benefits. We recorded a tax provision of $13 million in 2011 resulting from legislation enacted in Israel on December 5, 2011 which increased tax rates for 2012 and later years applicable to our Israel net deferred tax liabilities, principally related to purchased intangible assets. We realized tax benefits resulting from the reversal of certain prior period tax accruals of $9 million and $12 million in 2011 and 2010, respectively. These reversals resulted primarily from the expiration of the statutes of limitation for the assessment of taxes related to certain foreign subsidiaries. Additionally, as a result of the March 22, 2010 decision in the U.S. Court of Appeals for the Ninth Circuit case concerning Xilinx, we recorded a tax benefit of approximately $3 million in 2010 to reverse the approximately $3 million of related exposure previously recorded in 2009. See Note 5 of Notes to Consolidated Financial Statements for detailed discussions of our income taxes.

We operate under tax holidays in Singapore, which are effective through March 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The impact of the Singapore tax holidays decreased Singapore taxes by $368 million and $330 million for 2011 and 2010, respectively. The benefit of the tax holidays on net income per share (diluted) was $0.65 and $0.61 for 2011 and 2010, respectively. We have begun discussions with the Singapore Economic Development Board with respect to tax incentives for periods after March 31, 2014.

Years Ended December 31, 2010 and 2009

Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin

The following tables present net revenue, cost of product revenue, product gross margin and total gross margin:

	Year Ended December 31,				Increase (Decrease)	% Change
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Product revenue	$6,589	96.7%	$4,273	95.2%	$2,316	54.2%
Income from Qualcomm Agreement	207	3.0	171	3.8	36	21.1
Licensing revenue	22	0.3	46	1.0	(24)	(52.2)

Total net revenue	$6,818	100.0%	$4,490	100.0%	$2,328	51.8

Cost of product revenue	$3,284	48.2%	$2,211	49.2%	$1,073	48.5

Product gross margin	50.2%		48.3%		1.9%

Total gross margin	51.8%		50.8%		1.0%

The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue:

	Year Ended December 31,				Increase	% Change
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Broadband Communications	$2,134	31.3%	$1,525	34.0%	$609	39.9%
Mobile & Wireless	2,889	42.4	1,720	38.3	1,169	68.0
Infrastructure & Networking	1,588	23.3	1,056	23.5	532	50.4
All other(1)	207	3.0	189	4.2	18	9.5

Total net revenue	$6,818	100.0%	$4,490	100.0%	$2,328	51.8

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009, (ii) royalties received pursuant to a patent license agreement that was entered into with Verizon Wireless in July 2007 which was completed in March 2009 and (iii) other revenue from certain patent agreements, each previously reported in our Mobile & Wireless reportable segment. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

The increase in net revenue from our Broadband Communications reportable segment resulted primarily from an increase in demand for digital set-top boxes and broadband modems. The increase in net revenue from our Mobile & Wireless reportable segment resulted primarily from the increase in demand for our wireless connectivity combo solutions, as well as the ramp of our cellular products. The increase in net revenue from our Infrastructure & Networking reportable segment resulted primarily from an increase in demand for our Ethernet switching products. The increase in our “All Other” category was the result of a $36 million increase in income received from the Qualcomm Agreement, offset in part by a $19 million decrease in licensing revenue from our agreement with Verizon Wireless, which was completed in March 2009.

We recorded rebates to certain customers of $526 million, or 7.7% of net revenue and $312 million, or 6.9% of net revenue in 2010 and 2009, respectively. The increase in rebates in 2010 was attributable to the increase in net revenue along with a change to the mix in sales to customers that participate in our rebate programs, primarily an increase in the Mobile & Wireless reportable segment. We reversed accrued rebates of $4 million and $11 million in 2010 and 2009, respectively.

Cost of Product Revenue, Product Gross Margin and Total Gross Margin.

Product gross margin increased from 48.3% in 2009 to 50.2% in 2010 primarily as a result of cost reductions in each of our reportable segments as we continued our transition to 40 nanometer process technology. Other factors that contributed to the increase in product gross margin were: (i) fixed costs being spread over a higher revenue base (ii) higher margins in our infrastructure and networking products offset by (iii) a net increase in excess and obsolete inventory provisions of $7 million due to an increase in the provision for digital TV products.

Research and Development Expense

The following table presents details of research and development expense:

	Year Ended December 31,				Increase (Decrease)	% Change
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Salaries and benefits	$929	13.6%	$770	17.2%	$159	20.6%
Stock-based compensation	341	5.0	352	7.8	(11)	(3.1)
Development and design costs	274	4.0	211	4.7	63	29.9
Other	218	3.1	202	4.5	16	7.9

Research and development	$1,762	25.7%	$1,535	34.2%	$227	14.8

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

Selling, General and Administrative Expense

The following table presents details of selling, general and administrative expense:

	Year Ended December 31,				Increase (Decrease)	% Change
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Salaries and benefits	$240	3.5%	$194	4.3%	$46	23.7%
Stock-based compensation	119	1.7	120	2.7	(1)	(0.8)
Legal and accounting fees	140	2.1	110	2.5	30	27.3
Other	91	1.4	55	1.2	36	65.5

Selling, general and administrative	$590	8.7%	$479	10.7%	$111	23.2

The increase in salaries and benefits was primarily attributable to an increase in headcount of approximately 300 personnel, which represents a 23.1% increase from our December 31, 2009 levels, as well as higher incentive compensation. The increase in legal and accounting fees in 2010 was primarily related to a 2009 recovery of legal fees of $91 million under our directors’ and officers’ insurance policies, which reduced our 2009 legal fees. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and prior years’ stock option backdating securities litigation, patent prosecution and filings and various other transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation. See Note 12 of Notes to Consolidated Financial Statements for further information. The increase in the Other line item in the above table is primarily attributable to an increase in facilities and travel expenses.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our consolidated statements of income discussed above:

	Year Ended December 31,				Decrease	% Change
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Cost of product revenue	$23	0.3%	$25	0.5%	$(2)	(8.0)%
Research and development	341	5.0	352	7.8	(11)	(3.1)
Selling, general and administrative	119	1.7	120	2.7	(1)	(0.8)

	$483	7.0%	$497	11.0%	$(14)	(2.8)

See Note 9 of Notes to Consolidated Financial Statements for a discussion of share-based awards.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Year Ended December 31,				Increase	% Change
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Cost of product revenue	$31	0.5%	$16	0.4%	$15	93.8%
Other operating expenses	28	0.4	15	0.3	13	86.7

	$59	0.9%	$31	0.7%	$28	90.3

Impairment of Goodwill and Other Long-Lived Assets

We performed annual impairment assessments of the carrying value of goodwill in October 2010 and 2009. Upon completion of our October 2010 and 2009 annual impairment assessments, we determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value. In 2010 we recorded a purchased intangible impairment charge of $19 million, primarily related to a technology license that was acquired in 2008 from Sunext. In 2009 we recorded impairment charges to customer relationships, developed technology and certain other assets of $19 million related to the acquisition of the DTV Business of AMD in 2008. For a description of our valuation techniques and significant assumptions as well as details of our other long-lived assets impairment charges taken, see the discussions in Note 2 and Note 10 of Notes to the Consolidated Financial Statements.

Settlement Costs (Gains)

We recorded settlement costs of $53 million in 2010 primarily related to licensing and settlement agreements and certain employment tax items. In 2009 we incurred settlement costs of $184 million, partially offset by settlement gains of $66 million, resulting in $118 million of net settlement costs.

In December 2009 we agreed in principle to the settlement of the Stock Option Class Actions. We subsequently entered into a stipulation and agreement of settlement of the Stock Option Class Actions dated as of April 30, 2010, which provides for the claims against Broadcom and its current and former officers and directors to be dismissed with prejudice and released in exchange for a $161 million cash payment by Broadcom. We recorded the settlement amount as a one-time charge in our statement of income for the three months and year ended December 31, 2009 and subsequent payment was made in June 2010 into a settlement fund.

For further discussion of our settlement costs and litigation matters, see Notes 11 and 12 of Notes to the Consolidated Financial Statements.

We recorded settlement gains of $65 million related to the Qualcomm Agreement in 2009. In addition, we recorded settlement costs of $12 million related to a payment to the Israeli government associated with a post-acquisition technology transfer fee related to our acquisition of Dune Networks, Inc. We also recorded $11 million in settlement costs in 2009 for estimated settlements associated with certain employment tax items, other employment matters and a patent infringement claim.

In-Process Research and Development

In 2010 and 2009 we capitalized IPR&D of $55 million and $50 million, respectively. For a description of our valuation techniques and significant assumptions underlying the valuation of the ongoing development projects that were in process at the date of acquisition and were capitalized as IPR&D in 2011 and 2010, see the discussion Note 3 of Notes to the Consolidated Financial Statements. In addition, in 2010 we reclassified $51 million of IPR&D costs to developed technology, primarily related to our acquisition of Dune Networks, Inc., which will now be amortized to cost of product revenue.

Charitable Contribution

In 2009 we made an unrestricted grant of $50 million to the Foundation upon receiving a determination letter from the Internal Revenue Service of the exemption from federal income taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. We recorded an operating expense for the contribution of $50 million in 2009. We did not make any contributions to the Foundation in 2010.

Interest and Other Income (Expense), Net

The following table presents interest and other income (expense), net:

	Year Ended December 31,				Increase (Decrease)	% Change
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Interest income, net	$9	0.1%	$14	0.3%	$(5)	(35.7)%
Other income, net	6	0.1	2	0.1	4	200.0

The decrease in interest income, net, was the result of interest expense related to long-term debt and the overall decrease in market interest rates. Our cash and marketable securities balances increased from $2.37 billion at December 31, 2009 to $4.06 billion at December 31, 2010, primarily due to net cash provided by operating activities, proceeds from exercise of stock options and stock purchase rights and proceeds from the issuance of our long-term debt. The average interest rates earned in 2010 and 2009 were 0.43% and 0.63%, respectively. The decrease in the average interest rate is a reflection of reinvestment in the current low interest rate environment.

The increase in other income, net was primarily the result of a gain on strategic investments.

Provision for Income Taxes

	Year Ended December 31,				Increase	% Change
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Income tax provision	$15	0.2%	$7	0.1%	$8	114.3%

The federal statutory rate was 35% for 2010 and 2009. Our effective tax rates were 1.4% and 9.6% for 2010 and 2009, respectively. The differences between our effective tax rates and the federal statutory tax rate primarily relate to foreign earnings taxed at substantially lower rates than the federal statutory rate for 2010 and 2009 due principally to our tax holiday in Singapore, and for 2010 and 2009 domestic tax losses recorded without tax benefits. We recognized federal tax benefits of approximately $3 million in 2009, which resulted from the utilization of a portion of our federal credits for increasing research activities (research and development tax credits) pursuant to a provision contained in the American Recovery and Reinvestment Tax Act of 2009, which was enacted in February, 2009. In addition, we realized tax benefits resulting from the reversal of certain prior period tax accruals of $12 million and $8 million in 2010 and 2009, respectively. These reversals resulted primarily from the expiration of the statutes of limitation for the assessment of taxes related to certain foreign subsidiaries. Additionally, as a result of the May 27, 2009 and March 22, 2010 decisions in the U.S. Court of Appeals for the Ninth Circuit case concerning Xilinx, we recorded a tax benefit of approximately $3 million in 2010 to reverse the approximately $3 million of related exposure previously recorded in 2009. See Note 5 of Notes to Consolidated Financial Statements for detailed discussions of our income taxes.

We operate under tax holidays in Singapore, which are effective through March 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The impact of the Singapore tax holidays decreased Singapore taxes by $330 million and $225 million for 2010 and 2009, respectively. The benefit of the tax holidays on net income per share (diluted) was $0.61 and $0.44 for 2010 and 2009, respectively.

At December 31, 2010 we had unrecognized tax benefits in the amount of $188 million which included $23 million of tax benefits that, if recognized, would reduce our annual effective tax rate. Approximately $12 million of the tax benefit, if recognized would be credited to shareholder’s equity. The remaining $153 million, if recognized, would not result in a tax benefit since it would be fully offset with a valuation allowance. We also accrued potential penalties and interest of $2 million and $1 million, respectively, related to these unrecognized tax benefits during 2010, and in total, as of December 31, 2010, we had recorded liabilities for potential penalties and interest of $14 million and $2 million, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense. In 2010 we had a decrease in unrecognized tax benefits of approximately $273 million relating to increases to our federal and state net operating loss carryforwards, capitalized research and development costs, and tax credit carryforwards for previous years primarily resulting from the U.S. Court of Appeals for the Ninth Circuit March 22, 2010 ruling in the case between Xilinx, Inc. and the Commissioner of Internal Revenue. In addition, we had an increase in unrecognized tax benefits of approximately $39 million primarily relating to transactions with certain foreign subsidiaries. In 2009 our judgment changed with respect to prior period uncertain tax positions, which resulted in additional unrecognized tax benefits in the amount of approximately $380 million as of December 31, 2009. In 2010 we reversed approximately $273 million of this amount due to the March 22, 2010 decision in the Xilinx case as discussed above, and recorded $23 million of unrecognized tax benefits resulting from a 2010 change in judgment regarding certain tax accruals.

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

	Total Net Revenue	Gross Profit	Net Income		Diluted Net Income Per Share
	(In millions, except per share data)
Year Ended December 31, 2011
Fourth Quarter	$1,820	$926	$254		$0.45
Third Quarter	1,957	997	270	(1)	0.48
Second Quarter	1,796	919	175	(2)	0.31
First Quarter	1,816	921	228		0.40
Year Ended December 31, 2010
Fourth Quarter	$1,945	$990	$266	(3)	$0.47
Third Quarter	1,806	934	328		0.60
Second Quarter	1,605	843	278		0.52
First Quarter	1,462	767	210		0.40

(1)	Includes settlement costs of $27 million and a restructuring charge of $17 million.

(2)	Includes settlement gains of $45 million, an impairment of long-lived assets charge of $74 million, a charitable contribution of $25 million and non-recurring legal expenses of $25 million.

(3)	Includes settlement costs of $49 million and an impairment of long-lived assets charge of $17 million.

Subsequent Events

In January 2012 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we intend to increase the quarterly cash dividend by 11.1% to $0.10 per share ($0.40 per share on an annual basis) and declared a quarterly cash dividend of $0.10 per share payable to holders of our common stock.

Recent Accounting Pronouncements

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

In June 2011 the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.    The following table presents working capital, and cash and cash equivalents and marketable securities:

	December 31,		Increase (Decrease)
	2011	2010
	(In millions)
Working capital	$4,653	$2,913	$1,740

Cash and cash equivalents	$4,146	$1,622	$2,524
Short-term marketable securities	383	1,035	(652)
Long-term marketable securities	676	1,401	(725)

	$5,205	$4,058	$1,147

See the summary of cash, cash equivalents, short and long-term marketable securities by major security type and discussion of market risk that follows in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in 2011 and 2010

Cash and cash equivalents increased to $4.15 billion at December 31, 2011 from $1.62 billion at December 31, 2010 as a result of cash provided by operating activities, proceeds from marketable securities, proceeds from the issuance of our long-term debt, and the issuance of our Class A common stock, offset in part by repurchases of our Class A common stock, net cash paid for acquired companies, our quarterly dividend payments and net purchases of property and equipment.

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Net cash provided by operating activities	$1,838	$1,371	$987
Net cash provided by (used in) investing activities	863	(2,179)	(502)
Net cash provided by (used in) financing activities	(177)	1,033	(279)

Increase in cash and cash equivalents	2,524	225	206
Cash and cash equivalents at beginning of year	1,622	1,397	1,191

Cash and cash equivalents at end of year	$4,146	$1,622	$1,397

Operating Activities

In 2011 our operating activities provided $1.84 billion in cash. This was primarily the result of net income of $927 million, net non-cash operating expenses of $784 million and net cash provided by changes in operating assets and liabilities of $127 million. In 2010 our operating activities provided $1.37 billion in cash. This was primarily the result of net income of $1.08 billion and net non-cash operating expenses of $638 million, offset in part by net cash used by changes in operating assets and liabilities of $349 million, which includes our $161 million payment of previously accrued securities litigation settlement costs.

Our days sales outstanding decreased to 34 days for the three months ended December 31, 2011 as compared to 38 days for the three months ended December 31, 2010 due to our revenue linearity. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

Our inventory days on hand decreased from 57 days at December 31, 2010 to 43 days at December 31, 2011, primarily attributable to inventory management. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing Activities

Investing activities provided $863 million in cash in 2011. This was primarily the result of $1.38 billion in net proceeds from sales and maturities of marketable securities in anticipation of our acquisition of NetLogic in the first half of 2012, offset in part by $347 million in net cash paid for our acquisitions of Provigent and SC Square and $163 million of capital equipment purchases to support our research and development efforts. Investing activities used $2.18 billion in cash in 2010, which was primarily the result of $1.47 billion in net purchases of marketable securities, $599 million in net cash paid primarily for the acquisitions of Teknovus, Innovision, Percello, Beceem and Gigle, and $109 million of capital equipment purchases, mostly to support our research and development efforts.

Financing Activities

Our financing activities used $177 million in cash in 2011. This was primarily the result of $670 million in repurchases of shares of our Class A common stock, dividends paid of $194 million, and $155 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $494 million in proceeds from the issuance of our long-term debt and $348 million in proceeds received from issuances of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan. Our financing activities provided $1.03 billion in cash in 2010, which was primarily the result of $936 million in proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan and $691 million in proceeds from the issuance of our long-term debt, offset in part by $280 million in repurchases of shares of our Class A common stock, dividends paid of $163 million, repayment of debt assumed in our Teknovus acquisition of $15 million, and $136 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units.

The timing and number of stock option exercises and employee stock purchases and the amount of cash proceeds we receive through those exercises and purchases are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our general practice to issue a combination of time-based and performance-based RSUs only to certain employees and, in most cases to issue solely time-based RSUs. While we may issue stock options in the future, we currently plan to do so only in connection with acquisitions. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash, as we currently allow employees to elect to have a portion of the shares issued upon vesting of restricted stock units withheld to satisfy minimum statutory withholding taxes, which we then pay in cash to the appropriate tax authorities on each participating employee’s behalf.

Short and Long-Term Financing Arrangements

At December 31, 2011, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

Registration Statements

We have a Form S-3 universal shelf registration statement and a Form S-4 acquisition shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits Broadcom to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $1.50 billion. The 2018 Notes with an aggregate principal amount of $500 million that we issued in November 2011 (more fully described in Note 6 of Notes to Consolidated Financial Statements) were issued pursuant to the Form S-3. The Form S-3 will expire in accordance with applicable SEC rules on February 27, 2012. The acquisition shelf registration statement on Form S-4 enables us to issue up to 30 million shares of our Class A common stock in one or more acquisition transactions. These transactions may include the acquisition of assets, businesses or securities by any form of business combination. To date no securities have been issued pursuant to the S-4 registration statement, which does not have an expiration date mandated by SEC rules.

Credit Facility

In November 2010 we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $500 million. We amended this credit facility in October 2011 primarily to extend the maturity date by two years to November 19, 2016, at which time all outstanding revolving facility loans (if any) and accrued and unpaid interest must be repaid. The amendment to the credit facility also decreased the interest rate margins applicable to loans made under the credit facility and the commitment fee paid on the amount of the unused commitments. We did not draw on our credit facility in 2011 or 2010.

The credit facility contains customary representations, warranties and covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

We were in compliance with all debt covenants as of December 31, 2011.

Senior Notes

The following table summarizes the principal amount of our senior unsecured notes:

	December 31,		Increase
	2011	2010
	(In millions)
1.500% fixed-rate notes, due 2013	$300	$300	$—
2.375% fixed-rate notes, due 2015	400	400	—
2.700% fixed-rate notes, due 2018	500	—	500

Total	$1,200	$700	$500

In November 2010 we issued senior unsecured notes in an aggregate principal amount of $700 million. These notes consist of $300 million aggregate principal amount which mature in November 2013, or the 2013 Notes, and bear interest at a fixed rate of 1.500% per annum, and $400 million aggregate principal amount which mature in November 2015, or the 2015 Notes, and bear interest at a fixed rate of 2.375% per annum. Proceeds from the issuance of the 2013 Notes and the 2015 Notes were utilized for general corporate purposes.

In November 2011 we issued senior unsecured notes in aggregate principal amount of $500 million which mature in November 2018 and bear interest at a fixed rate of 2.700% per annum, or the 2018 Notes. Proceeds from the 2018 Notes are expected to fund a portion of the acquisition consideration for NetLogic.

The 2018 Notes are subject to a mandatory redemption in the event Broadcom’s proposed acquisition of NetLogic is not consummated on or prior to August 31, 2012, or if prior to August 31, 2012, the Agreement and Plan of Merger is terminated. In such an event, the 2018 Notes will be redeemed for cash at a price equal to 101% of the aggregate principle amount plus accrued and unpaid interest.

The Notes contain a number of restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets; enter into sale and lease-back transactions; or merge, consolidate or sell assets. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the Notes.

We were in compliance with all debt covenants as of December 31, 2011.

See Note 6 of Notes to Consolidated Financial Statements for additional discussion on our financing arrangements.

Other Notes and Borrowings

We had no other significant notes or borrowings as of December 31, 2011.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2011:

	Payment Obligations by Year
	2012	2013	2014	2015	2016	Thereafter	Total
	(In millions)
Operating leases	$121	$120	$90	$76	$69	$123	$599
Inventory and related purchase obligations	468	—	—	—	—	—	468
Other obligations	147	35	31	30	23	3	269
Long-term debt and related interest	27	328	23	423	13	527	1,341

	$763	$483	$144	$529	$105	$653	$2,677

We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements. Our leased facilities comprise an aggregate of 3.6 million square feet. Our principal facilities in Irvine have lease terms that expire at various dates through 2017 with an aggregate rent of $130 million (included in the table above).

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

Other obligations represent purchase commitments for lab test equipment, computer hardware, information systems infrastructure, mask and prototyping costs, intellectual property licensing arrangements and other commitments made in the ordinary course of business.

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

Unrecognized tax benefits were $212 million, of which $25 million would result in potential cash payment of taxes and $187 million would result in a reduction in net operating loss and tax credit carryforwards. We are not including any amount related to uncertain tax positions in the table presented above because of the difficulty in making reasonably reliable estimates of the timing of settlements with the respective taxing authorities. In addition to the unrecognized tax benefits, we have also recorded a liability for potential tax penalties and interest of $11 million and $3 million, respectively, at December 31, 2011.

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

We expect our acquisition of NetLogic for $50 per share, or approximately $3.7 billion, net of cash assumed, to close in the first half of 2012. We currently expect to fund the acquisition with our available cash and cash equivalents and marketable securities.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S. and expect domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as acquisitions, quarterly dividends, share buy-backs and repayment of debt. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months.

If we require more capital in the U.S. than is generated by our domestic operations, any taxable income that could result from the repatriation of our foreign earnings would be offset by our net operating loss and research and development tax credit carryforwards, which are currently subject to a full valuation allowance on our deferred tax assets, and would not be expected to have a material effect on our tax liabilities.

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

As of December 31, 2011 we have approximately $1.93 billion of cash, cash equivalents, and marketable securities held by our foreign subsidiaries. As a result of the June 30, 2011 closing of our IRS audit and agreed adjustments to income for the 2001 through 2006 tax years, $802 million was paid from our foreign subsidiaries to Broadcom Corporation during the three months ended September 30, 2011. This amount was not subject to additional income tax. The income resulting from the IRS adjustments was offset by net operating loss carryforwards. Any potential additional income, which could result if we were to repatriate the remaining $1.93 billion of foreign cash, cash equivalents and marketable securities would be offset by existing net operating loss and research and development tax credit carryforwards and should not have a material effect on our tax liabilities. Our net operating loss and research and development tax credit carryforwards are currently subject to a full valuation allowance.

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

•	acquisitions of businesses, assets, products or technologies;
•	the unavailability of credit and financing, which may lead certain of our customers to reduce their levels of purchases or to seek credit or other accommodations from us;
•	litigation expenses, settlements and judgments;
•	the overall levels of sales of our semiconductor products, licensing revenue, income from the Qualcomm Agreement and product gross margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•	the market acceptance of our products;
•	payment of cash dividends;
•	required levels of research and development and other operating costs;
•	repurchases of our Class A common stock;
•	volume price discounts and customer rebates;
•	intellectual property disputes, customer indemnification claims and other types of litigation risks;
•	the levels of inventory and accounts receivable that we maintain;
•	licensing royalties payable by us;
•	changes in our compensation policies;
•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees;
•	capital improvements for new and existing facilities;
•	technological advances;
•	our competitors’ responses to our products and our anticipation of and responses to their products;
•	our relationships with suppliers and customers;
•	the availability and cost of sufficient foundry, assembly and test capacity and packaging materials; and
•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.

In addition, we may require additional capital to accommodate planned future long-term growth, hiring, infrastructure and facility needs.

Off-Balance Sheet Arrangements

At December 31, 2011 we had no material off-balance sheet arrangements not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements.

Item 7A. Quantitative	and Qualitative Disclosures about Market Risk

Interest Rate Risk

We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. The average credit rating of our marketable securities portfolio by major credit rating agencies was Aa2/AA. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income, net, may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded fixed income investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any fixed income securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.

In the current interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may continue to negatively impact our investment income.

To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2011, a 100 basis point increase in interest rates across all maturities would result in a $9 million incremental decline in the fair market value of the portfolio. As of December 31, 2010, a similar 100 basis point increase in interest rates across all maturities would result in a $23 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of December 31, 2011 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Other Risks

We believe we do not have material direct or indirect exposure to European sovereign or non-sovereign debt.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2011, the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV.

Item 9B.	Other Information

None.

PART III

Item 10. Directors,	Executive Officers and Corporate Governance

(a) Identification and Business Experience of Directors; Involvement in Certain Legal Proceedings.    The information under the caption “Election of Directors,” appearing in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2012 Annual Meeting of Shareholders, referred to as the 2012 Proxy Statement, is hereby incorporated by reference.

(b) Identification and Business Experience of Executive Officers and Certain Significant Employees.    The information under the caption “Executive Compensation and Other Information — Executive Officers and Key Employees,” appearing in the 2012 Proxy Statement, is hereby incorporated by reference.

(c) Compliance with Section 16(a) of the Exchange Act.    The information under the caption “Ownership of Securities — Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2012 Proxy Statement, is hereby incorporated by reference.

(d) Code of Ethics.    The information under the caption “Corporate Governance and Board Matters,” appearing in the 2012 Proxy Statement, is hereby incorporated by reference.

(e) Audit Committee.    The information under the caption “Corporate Governance and Board Matters — Audit Committee,” appearing in the 2012 Proxy Statement, is hereby incorporated by reference.

Item 11. Executive	Compensation

The information under the caption “Executive Compensation and Other Information” and “Corporate Governance and Board Matters — Compensation of Non-Employee Directors,” appearing in the 2012 Proxy Statement, is hereby incorporated by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Equity Compensation Plan Information” and “Ownership of Securities,” appearing in the 2012 Proxy Statement, is hereby incorporated by reference.

Item 13. Certain	Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matter — Director Independence” appearing in the 2012 Proxy Statement, is hereby incorporated by reference.

Item 14. Principal	Accounting Fees and Services

The information under the caption “Audit Information — Fees Paid to Independent Registered Public Accounting Firm,” appearing in the 2012 Proxy Statement, is hereby incorporated by reference.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Broadcom Corporation:

We have audited the accompanying consolidated balance sheets of Broadcom Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadcom Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2011 the Company adopted the provisions of FASB Accounting Standards Codification (ASC) Topic 350, Testing Goodwill for Impairment, and in 2010 the Company adopted the provisions of FASB ASC Topic 605, Multiple-Deliverable Revenue Arrangements, and FASB ASC Topic 985, Certain Revenue Arrangements That Include Software Elements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Broadcom Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 1, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Irvine, California

February 1, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Broadcom Corporation:

We have audited Broadcom Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Broadcom Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Broadcom Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Broadcom Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 1, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California

February 1, 2012

CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$4,146	$1,622
Short-term marketable securities	383	1,035
Accounts receivable (net of allowance for doubtful accounts of $9 in 2011 and $9 in 2010)	678	820
Inventory	421	598
Prepaid expenses and other current assets	124	109

Total current assets	5,752	4,184
Property and equipment, net	368	266
Long-term marketable securities	676	1,401
Goodwill	1,787	1,677
Purchased intangible assets, net	400	366
Other assets	57	50

Total assets	$9,040	$7,944

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$442	$604
Wages and related benefits	175	208
Deferred revenue and income	21	55
Accrued liabilities	461	404

Total current liabilities	1,099	1,271
Long-term debt	1,196	697
Other long-term liabilities	224	150
Commitments and contingencies
Shareholders’ equity:
Convertible preferred stock, $.0001 par value:
Authorized shares — 6 — none issued and outstanding	—	—
Class A common stock, $.0001 par value:
Authorized shares — 2,500
Issued and outstanding shares — 492 in 2011 and 485 in 2010	—	—
Class B common stock, $.0001 par value:
Authorized shares — 400
Issued and outstanding shares — 53 in 2011 and 54 in 2010	—	—
Additional paid-in capital	11,821	11,994
Accumulated deficit	(5,250)	(6,177)
Accumulated other comprehensive income (loss)	(50)	9

Total shareholders’ equity	6,521	5,826

Total liabilities and shareholders’ equity	$9,040	$7,944

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net revenue:
Product revenue	$7,160	$6,589	$4,273
Income from Qualcomm Agreement (see Note 2)	207	207	171
Licensing revenue	22	22	46

Total net revenue	7,389	6,818	4,490
Costs and expenses:
Cost of product revenue	3,626	3,284	2,211
Research and development	1,983	1,762	1,535
Selling, general and administrative	682	590	479
Amortization of purchased intangible assets	30	28	15
Impairment of long-lived assets	92	19	19
Settlement costs (gains), net	(18)	53	118
Restructuring costs, net	16	—	7
Charitable contributions	25	—	50

Total operating costs and expenses	6,436	5,736	4,434
Income from operations	953	1,082	56
Interest income (expense), net	(5)	9	14
Other income, net	8	6	2

Income before income taxes	956	1,097	72
Provision for income taxes	29	15	7

Net income	$927	$1,082	$65

Net income per share (basic)	$1.72	$2.13	$0.13

Net income per share (diluted)	$1.65	$1.99	$0.13

Weighted average shares (basic)	539	508	494

Weighted average shares (diluted)	563	545	513

Dividends per share	$0.36	$0.32	$—

The following table presents details of total stock-based compensation expense included in each functional line item in the consolidated statements of income above (see Note 9):

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Cost of product revenue	$24	$23	$25
Research and development	364	341	352
Selling, general and administrative	126	119	120

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2008	489	$—	$10,930	$(7,324)	$1	$3,607
Shares issued pursuant to stock awards, net	16	—	59	—	—	59
Employee stock purchase plan	6	—	86	—	—	86
Repurchases of Class A common stock	(15)	—	(422)	—	—	(422)
Stock-based compensation expense	—	—	500	—	—	500
Components of comprehensive income:
Unrealized loss on marketable securities, net	—	—	—	—	(4)	(4)
Translation adjustments	—	—	—	—	1	1
Net income	—	—	—	65	—	65

Comprehensive income	—	—	—	—	—	62

Balance at December 31, 2009	496	—	11,153	(7,259)	(2)	3,892
Shares issued pursuant to stock awards, net	46	—	710	—	—	710
Employee stock purchase plan	6	—	93	—	—	93
Repurchases of Class A common stock	(9)	—	(282)	—	—	(282)
Dividends paid	—	—	(163)	—	—	(163)
Stock-based compensation expense	—	—	483	—	—	483
Components of comprehensive income:
Unrealized loss on marketable securities, net	—	—	—	—	(4)	(4)
Translation adjustments	—	—	—	—	15	15
Net income	—	—	—	1,082	—	1,082

Comprehensive income	—	—	—	—	—	1,093

Balance at December 31, 2010	539	—	11,994	(6,177)	9	5,826
Shares issued pursuant to stock awards, net	19	—	65	—	—	65
Employee stock purchase plan	4	—	111	—	—	111
Repurchases of Class A common stock	(17)	—	(669)	—	—	(669)
Dividends paid			(194)			(194)
Stock-based compensation expense	—	—	514	—	—	514
Components of comprehensive income:
Unrealized loss on marketable securities, net	—	—	—	—	2	2
Translation adjustments, net of $9 tax benefit	—	—	—	—	(61)	(61)
Net income	—	—	—	927	—	927

Comprehensive income	—	—	—	—	—	868

Balance at December 31, 2011	545	$—	$11,821	$(5,250)	$(50)	$6,521

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income	$927	$1,082	$65
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108	79	74
Stock-based compensation expense:
Stock options and other awards	119	121	160
Restricted stock units	395	362	337
Acquisition-related items:
Amortization of purchased intangible assets	84	59	31
Impairment of goodwill and long-lived assets	92	19	19
Gain on strategic investments, net	—	(2)	—
Non-cash restructuring reversals, net	—	—	(2)
Gain on sale of marketable securities	—	—	(1)
Non-cash settlement gain	(14)	—	—
Changes in operating assets and liabilities:
Accounts receivable	154	(287)	(132)
Inventory	207	(208)	12
Prepaid expenses and other assets	(28)	27	9
Accounts payable	(201)	146	123
Deferred revenue and income	(33)	(32)	72
Accrued settlement costs	21	(122)	171
Other accrued and long-term liabilities	7	127	49

Net cash provided by operating activities	1,838	1,371	987

Investing activities
Net purchases of property and equipment	(163)	(109)	(67)
Net cash paid for acquired companies	(347)	(599)	(165)
Purchases of strategic investments	(2)	(4)	(2)
Purchases of marketable securities	(2,768)	(2,934)	(1,139)
Proceeds from sales and maturities of marketable securities	4,143	1,467	871

Net cash provided by (used in) investing activities	863	(2,179)	(502)

Financing activities
Issuance of long-term debt, net	494	691	—
Repurchases of Class A common stock	(670)	(280)	(422)
Dividends paid	(194)	(163)	—
Payment of assumed debt	—	(15)	—
Proceeds from issuance of common stock	348	936	227
Minimum tax withholding paid on behalf of employees for restricted stock units	(155)	(136)	(84)

Net cash provided by (used) in financing activities	(177)	1,033	(279)

Increase in cash and cash equivalents	2,524	225	206
Cash and cash equivalents at beginning of year	1,622	1,397	1,191

Cash and cash equivalents at end of year	$4,146	$1,622	$1,397

Supplemental disclosure of cash flow information
Income taxes paid	$23	$15	$17

Interest paid	$14	$—	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1.    Summary of Significant Accounting Policies

Our Company

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a global innovation leader in semiconductor solutions for wired and wireless communications. Broadcom products seamlessly deliver voice, video, data and multimedia connectivity in the home, the office and the mobile environment. We provide the industry’s broadest portfolio of state-of-the-art system-on-a-chip, or SoC, and software solutions.

Basis of Presentation

Our consolidated financial statements include the accounts of Broadcom and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In 2011 we early adopted the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification (ASC) Topic 350, Testing Goodwill for Impairment. In 2010 we adopted the provisions of FASB ASC Topic 605, Multiple-Deliverable Revenue Arrangement, and FASB ASC Topic 985, Certain Revenue Arrangements That Include Software Elements. The adoption of these accounting standards did not have a material impact on our consolidated financial statements.

Foreign Currency

The functional currency for most of our international operations is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within shareholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses are reported in other income, net in the consolidated statements of income.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total net revenue and expenses in the reporting periods. We regularly evaluate estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty obligations, inventory valuation, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs or reversals, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.

Revenue Recognition

We derive revenue principally from sales of integrated circuit products, royalties and license fees for our intellectual property and software and related services. The timing of revenue recognition and the amount of revenue actually recognized for each arrangement depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but actual results may differ from our estimates. We recognize product revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable, and

(iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue when any future performance obligations remain. We record reductions of revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. We accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. See Note 2 for a summary of our rebate activity.

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

We invest our cash in U.S. Treasury instruments, in deposits and money market funds with major financial institutions and in commercial paper, asset-backed securities and corporate and agency bonds. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. It is generally our policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of no longer than 18 months.

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

The fair value of the majority of our cash equivalents and marketable securities was determined based on “Level 1” inputs. The fair value of certain marketable securities and our long-term debt were determined based on “Level 2” inputs. The valuation techniques used to measure the fair value of our “Level 2” instruments were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. We do not have any marketable securities in the “Level 3” category. We believe that the recorded values of all our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Cash, Cash Equivalents and Marketable Securities

We consider all highly liquid investments that are readily convertible into cash and have a maturity of three months or less at the time of purchase to be cash equivalents. The cost of these investments approximates their fair value. We maintain an investment portfolio of various security holdings, types and maturities. We define marketable securities as income yielding securities that can be readily converted into cash. Marketable securities’ short-term and long-term classifications are based on remaining maturities at each reporting period. Examples of marketable securities include U.S. Treasury and agency obligations, commercial paper, asset-back securities and corporate bonds. We place our cash investments in instruments that meet various parameters, including credit quality standards as specified in our investment policy. We do not use derivative financial instruments.

We account for our investments in debt and equity instruments as available-for-sale. Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. We assess whether our investments with unrealized loss positions are other than temporarily impaired. Unrealized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of income.

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

Impairment of Goodwill and Other Long-Lived Assets

We evaluate goodwill on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In 2011 we early adopted the new provisions issued by the FASB that intended to simplify goodwill impairment testing. The updated guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting units is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Once an IPR&D project is complete, it becomes a definite lived intangible asset and is evaluated for impairment in accordance with our policy for long-lived assets.

We test long-lived assets and purchased intangible assets (other than goodwill and IPR&D in development) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets.

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

Litigation and Settlement Costs

Legal costs are expensed as incurred. We are involved in disputes, litigation and other legal actions in the ordinary course of business. We continually evaluate uncertainties associated with litigation and record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. This generally occurs when an agreement in principle has been reached by both parties that include substantive terms, conditions and amounts. We account for settlement agreements as multiple element arrangements and allocate the consideration to the identifiable elements based on relative fair value. Generally the identifiable elements are the licensing of intellectual property for future use and payments related to alleged prior infringement.

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

Accumulated Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on investments. This information is provided in our statements of shareholders’ equity. Accumulated other comprehensive income (loss) on the consolidated balance sheets at December 31, 2011 and 2010 represents accumulated translation adjustments and unrecognized gains and losses on investments classified as available for sale.

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

2.    Supplemental Financial Information

Net Revenue

The following table presents details of our product revenue:

	Year Ended December 31,
	2011	2010	2009
Product sales through direct sales force	76.8%	77.6%	78.8%
Product sales maintained under fulfillment distributor arrangements	7.5	7.9	8.1
Product sales through distributors	15.7	14.5	13.1

	100.0%	100.0%	100.0%

Inventory

The following table presents details of our inventory:

	December 31,
	2011	2010
	(In millions)
Work in process	$135	$279
Finished goods	286	319

	$421	$598

Property and Equipment

The following table presents details of our property and equipment:

	Useful Life	December 31,
		2011	2010
	(In years)	(In millions)
Leasehold improvements	1 to 10	$212	$173
Office furniture and equipment	3 to 7	38	29
Machinery and equipment	5	396	313
Computer software and equipment	2 to 5	128	142
Construction in progress	N/A	26	14

		800	671
Less accumulated depreciation and amortization		(432)	(405)

		$368	$266

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill:

	Reportable Segments			Foreign Currency	Consolidated
	Broadband Communications	Mobile & Wireless	Infrastructure & Networking
	(In millions)
Goodwill	$483	$802	$1,874	$—	$3,159
Accumulated impairment losses	—	(543)	(1,286)	—	(1,829)

Goodwill at December 31, 2009	$483	$259	$588	$—	$1,330

Goodwill recorded in connection with acquisitions	111	188	36	—	335
Contingent consideration	1	—	—	—	1
Effects of foreign currency translation	—	—	—	11	11

Goodwill at December 31, 2010	$595	$447	$624	$11	$1,677

Goodwill recorded in connection with acquisitions	—	23	111	—	134
Escrow related and other	2	—	—	—	2
Effects of foreign currency translation	—	—	—	(26)	(26)

Goodwill at December 31, 2011	$597	$470	$735	$(15)	$1,787

For a detailed discussion of our annual impairment assessment of goodwill, see Note 10.

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	December 31, 2011			December 31, 2010
	Gross	Accumulated Amortization & Impairments	Net	Gross	Accumulated Amortization & Impairments	Net
	(In millions)
Developed technology	$587	$(282)	$305	$481	$(236)	$245
In-process research and development	59	—	59	56	—	56
Customer relationships	173	(117)	56	154	(102)	52
Customer backlog	10	(10)	—	10	(8)	2
Other	13	(10)	3	11	(9)	2

	$842	$(419)	$423	$712	$(355)	$357

Effects of foreign currency translation			(23)			9

			$400			$366

For a detailed discussion of our various impairments of purchased intangible assets, see Note 10.

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cost of product revenue	$54	$31	$16
Other operating expenses	30	28	15

	$84	$59	$31

The following table presents details of the estimated future amortization of existing purchased intangible assets, including IPR&D. If we acquire additional purchased intangible assets in the future, our cost of product revenue or operating expenses will be increased by the amortization of those assets.

	Purchased Intangible Assets Amortization by Year
	2012	2013	2014	2015	2016	Thereafter	Total
	(In millions)
Cost of product revenue	$77	$72	$60	$46	$33	$56	$344
Other operating expenses	27	10	4	4	4	7	56

	$104	$82	$64	$50	$37	$63	$400

Accrued Liabilities

The following table presents details of our accrued liabilities:

	December 31,
	2011	2010
	(In millions)
Accrued rebates	$317	$270
Accrued royalties	18	19
Accrued settlement charges	28	17
Accrued legal costs	16	28
Accrued taxes	16	14
Warranty reserve	14	13
Restructuring liabilities	6	—
Other	46	43

	$461	$404

Other Long-Term Liabilities

The following table presents details of our other long-term liabilities, which excludes long-term debt:

	December 31,
	2011	2010
	(In millions)
Deferred rent	$48	$39
Accrued taxes	24	29
Deferred tax liabilities	80	35
Restructuring liabilities	2	—
Accrued settlement charges	48	38
Other long-term liabilities	22	9

	$224	$150

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates:

	Year Ended December 31,
	2011	2010
	(In millions)
Beginning balance	$270	$162
Charged as a reduction to revenue	643	526
Reversal of unclaimed rebates	(13)	(4)
Payments	(583)	(414)

Ending balance	$317	$270

Warranty Reserve Activity

The following table summarizes the activity related to warranty reserve:

	Year Ended December 31,
	2011	2010
	(In millions)
Beginning balance	$13	$10
Charged to costs and expenses	11	8
Payments	(10)	(5)

Ending balance	$14	$13

Restructuring Activity

As part of our regular portfolio management review process and in light of our decision to significantly reduce our investment in our digital television and Blu-ray Disc lines of business within our Broadband Communications operating segment, in September 2011 we implemented a restructuring plan to reduce our worldwide headcount by approximately 300 employees. We recorded $16 million in net restructuring costs in 2011, of which $12 million was related to severance and other charges associated with our reduction in workforce across multiple locations and functions, and $4 million was related to the closure of three of our facilities. We currently expect to complete this plan and record additional costs of approximately $1 million in the three months ended March 31, 2012.

The following table summarizes activity related to our current and long-term restructuring liabilities during the 2011 (in millions):

Total
Restructuring liabilities at December 31, 2010	$—
Charged to expense	16
Cash payments	(8)

Restructuring liabilities at December 31, 2011	$8

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Year Ended December 31,
	2011	2010	2009
	(In millions, except per share data)
Numerator: Net income	$927	$1,082	$65

Denominator for net income per share (basic)	539	508	494
Effect of dilutive securities:
Stock awards	24	37	19

Denominator for net income per share (diluted)	563	545	513

Net income per share (basic)	$1.72	$2.13	$0.13

Net income per share (diluted)	$1.65	$1.99	$0.13

Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 18 million, 20 million and 73 million anti-dilutive common share equivalents in 2011, 2010 and 2009, respectively.

Income from the Qualcomm Agreement

As part of the Qualcomm Agreement, each party granted certain rights under its patent portfolio to the other party including, in certain circumstances, under future patents issued within one to four years after April 26, 2009. The term of the Qualcomm Agreement commenced April 26, 2009 and will continue until the expiration of the last to expire of the covered patents. In addition, certain existing patents were assigned by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents. The Qualcomm Agreement also resulted in the parties dismissing with prejudice all outstanding litigation between them, and in Broadcom withdrawing its complaints with foreign competition authorities. Under the terms of the agreement, Qualcomm is expected to make payments to Broadcom totaling $891 million, of which $632 million has been paid through December 31, 2011. The remaining balance of $259 million is expected to be paid in six equal and successive quarterly payments of $43 million each, continuing in the three months ending March 31, 2012 and concluding in the three months ending June 30, 2013.

We allocated the payment due us under the Qualcomm Agreement amongst several elements. In 2009 we recorded a gain from the settlement of litigation related to intellectual property of $65 million, which was recorded as a reduction in settlement costs and approximated the value of the settlements determined by the United States District Court for the Central District of California.

The fair value associated with the transfer of intellectual property rights, as well as the settlement of other outstanding litigation, of $826 million, has been accounted for as a single unit of accounting and recognized within net revenue over the Qualcomm Agreement’s performance period of four years; recognition is limited to the lesser of the cumulative straight-line amortization over the four year performance period or the cumulative cash proceeds received. As a result, income from the Qualcomm Agreement will never be recorded ahead of cash payments received. We also recognized income from the Qualcomm Agreement of $31 million in 2009 related to previous payments made to us by Qualcomm for shipments from May 2007 through December 31, 2008, related to a court-ordered permanent injunction. We had deferred the recognition of these amounts, which were received during 2008, due to continuing litigation appeals. These appeals were resolved through the Qualcomm Agreement.

Income from the Qualcomm Agreement is expected to be recognized as follows:

	2012	2013	Thereafter	Total
	(In millions)
Income from Qualcomm Agreement	$186	$86	$—	$272

At December 31, 2011 we had deferred income of $13 million related to the Qualcomm Agreement related to the initial payment by Qualcomm of $200 million in April 2009.

Charitable Contributions

In April 2009 we established the Broadcom Foundation, or the Foundation, to support science, technology, engineering and mathematics programs, as well as a broad range of community services. In June 2009 we made an unrestricted grant of $50 million to the Foundation upon receiving a determination letter from the Internal Revenue Service of the exemption from federal income taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. In June 2011 we contributed an additional $25 million to the Foundation. Approximately $2 million of the $25 million contribution came from Dr. Henry Samueli, our Chief Technical Officer and member of the Board of Directors, who made such payment to Broadcom Corporation in connection with the settlement of the shareholder derivative litigation as further described in Note 12. These payments were recorded as operating expenses in consolidated statements of income in 2009 and 2011.

Supplemental Cash Flow Information

In 2011 we paid $1 million related to share repurchases that had not settled by December 31, 2010. In 2011 we received $4 million related to stock option exercises that had not settled by December 31, 2010. In 2010 we received $1 million related to stock option exercises that had not settled by December 31, 2009.

At December 31, 2011, 2010 and 2009 we had billings of $43 million, $12 million and $8 million, respectively, for capital equipment that were accrued. The amounts accrued for capital equipment purchases have been excluded from the consolidated statements of cash flows and were paid in the subsequent period.

3.    Business Combinations

From January 1, 2009 through December 31, 2011 we completed a number of acquisitions. The consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates.

Company Acquired	Date Acquired	Business	Cash Consideration Paid	Cash Assumed	Equity Consideration Paid	Assumed Debt	Contingent Consideration Maximum	Contingent Consideration Fair Value
			(In millions)
2011 Acquisitions
SC Square Ltd.	May 2011	Security software	$40	$—	$—	$—	$—	$—
Provigent, Inc.	Apr. 2011	Microwave backhaul systems	314	10	4	—	—	—
Other	Various		3	—	—	—	—	—

			$357	$10	$4	$—	$—	$—

2010 Acquisitions
Gigle Networks, Inc.	Dec. 2010	SoC solutions for home networking over power lines	$73	$1	$2	$—	$8	$1
Percello Ltd.	Nov. 2010	SoC solutions for femtocells	85	2	3	—	12	—
Beceem Communications, Inc.	Nov. 2010	SoC solutions for LTE and WiMAX 4G connectivity	301	12	23	—	—	—
Innovision Research & Technology PLC	Jul. 2010	Near-field communication (NFC)	50	2	—	—	—	—
Teknovus, Inc.	Mar. 2010	Ethernet passive optical network (EPON) chipsets & software	109	9	—	15	—	—
Other	Various		7	—	—	—	—	—

			$625	$26	$28	$15	$20	$1

2009 Acquisitions
Dune Networks, Inc.	Dec. 2009	Switch fabric solutions for data center networking equipment	$185	$28	$14	$—	$—	$—
Other	Various		8	—	—	—	2	1

			$193	$28	$14	$—	$2	$1

Total Acquisitions			$1,175	$64	$46	$15	$22	$2

Substantially all of the equity consideration paid will be recognized as stock-based compensation expense over three to four years. Certain of the cash consideration in the above acquisitions is currently held in escrow pursuant to the terms of the acquisition agreements and is reflected in goodwill as we believe the likelihood of the escrow fund being utilized by us is remote.

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

	2011 Acquisitions	2010 Acquisitions	2009 Acquisitions
	(In millions)
Fair Market Values
Cash and cash equivalents	$11	$26	$28
Accounts receivable, net	12	24	5
Inventory	30	27	8
Prepaid and other current assets	4	5	1
Property and equipment, net	3	6	1
Other assets	—	5	—
Goodwill	134	336	53
Purchased intangible assets	233	266	136

Total assets acquired	427	695	232
Accounts payable	(7)	(14)	(2)
Wages and related benefits	(4)	(8)	(3)
Debt	—	(15)	—
Accrued liabilities	(2)	(15)	(29)
Long-term liabilities	(57)	(13)	—

Total liabilities assumed	(70)	(65)	(34)

Purchase price allocation	$357	$630	$198

	Useful Life	2011 Acquisitions	2010 Acquisitions	2009 Acquisitions
	(In years)	(In millions)
Purchased Intangible Assets:
Developed technology	1 - 13	$148	$156	$58
In-process research and development	2 - 10	45	55	51
Customer relationships	1 - 8	37	47	27
Other	1 - 10	3	8	—

		$233	$266	$136

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

The following table summarizes the significant assumptions underlying the valuations of the ongoing development projects that were in process at the date of acquisition and were capitalized as IPR&D in 2011, 2010 and 2009:

Company Acquired	Development Projects	Weighted Average Estimated Percent Complete	Average Estimated Time to Complete	Estimated Cost to Complete	Risk Adjusted Discount Rate	IPR&D
			(In years)	(In millions)		(In millions)
2011 Acquisitions
Provigent, Inc.	Microwave	41%	2.1	$74	21%	$45

2010 Acquisitions
Gigle Networks	Powerline Communication Solutions	12%	1.4	10	18%	5
Percello	LTE/Femtocell solutions	10%	3.2	10	17%	10
Beceem Communications	LTE/WiMAX	51%	1.1	32	22%	29
Teknovus	Ethernet Passive Optical Network (EPON) chipsets and software	11%	0.9	19	26%	11
2009 Acquisitions
Dune Networks	High-density switching line card solutions	85%	1.0	2	21%	50

At December 31, 2011 all development projects from our Provigent, Teknovus, Percello and Gigle acquisitions were still in process. In 2011 and 2010 we reclassified $3 million and $51 million, respectively, of IPR&D costs to developed technology, primarily related to our acquisition of Dune Networks, Inc., and such costs will be now be amortized to cost of product revenue. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition. Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.

Contingent Earn-out Consideration

In connection with certain of our acquisitions, additional cash consideration of up to $20 million may be paid to former shareholders upon satisfaction of certain future performance goals. In connection with this contingent earn-out consideration, we originally recorded an estimated $1 million liability. In 2011 we recorded a change in contingent earn-out consideration of $1 million and reversed the associated liability. This benefit is reflected in selling, general and administrative expenses. As of December 31, 2011 we do not have any liabilities recorded in connection with any remaining contingent earn-out consideration.

Supplemental Pro Forma Data (Unaudited)

The unaudited pro forma statements of income data below gives effect to the 2011 and 2010 acquisitions, described above, as if they had occurred at the beginning of the year prior to their respective acquisition dates. The following data includes the amortization of purchased intangible assets, the amortization of inventory valuation step-up and stock-based compensation expense. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place in the periods noted above.

	Year Ended December 31,
	2011	2010
	(In millions, except per share data)
Pro forma net revenue	$7,412	$6,971

Pro forma net income	$911	$988

Pro forma net income per share (basic)	$1.69	$1.94

Pro forma net income per share (diluted)	$1.62	$1.81

Pending Acquisition

In September 2011 we signed a definitive agreement to acquire NetLogic Microsystems, Inc., or NetLogic, a publicly traded company that is a leader in high performance intelligent semiconductor solutions for next generation networks. The expected purchase consideration is approximately $3.7 billion, net of cash assumed, based on the shares outstanding on September 11, 2011.

Under the agreement, each issued and outstanding share of NetLogic common stock (other than (i) shares held by Broadcom, NetLogic or any of their respective wholly owned subsidiaries and (ii) shares held by NetLogic stockholders who perfect their appraisal rights) will be converted into the right to receive $50 in cash. The agreement further provides for, subject to certain limited exceptions, (i) the assumption of all in-the-money options to acquire NetLogic common stock outstanding immediately prior to the effective time of the Merger held by employees, (ii) the cash-out of all in-the-money stock options held by non-employees, (iii) the conversion of all unvested restricted stock units held by NetLogic employees into Broadcom restricted stock units and (iv) the cash-out of all unvested restricted stock units held by persons other than NetLogic employees.

The transaction has been approved by the Broadcom and NetLogic boards of directors and is subject to customary closing conditions, including the receipt of clearance by the Chinese Ministry of Commerce under the Chinese Antimonopoly Law. There are no financing contingencies related to the acquisition. The transaction is expected to close in the first half of 2012.

4.    Cash, Cash Equivalents and Marketable Securities

The following tables present our cash and marketable securities’ costs, gross unrealized gains, gross unrealized losses and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities:

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$154	$—	$—	$154	$154	$—	$—
Level 1:
Bank deposits	2,717	—	—	2,717	2,716	—	1
Money market funds	914	—	—	914	914	—	—
U.S. treasury and and agency obligations	469	—	—	469	—	90	379
Corporate bonds	7	—	—	7	—	7	—

Subtotal	4,107	—	—	4,107	3,630	97	380
Level 2:
Commercial paper	381	—	—	381	311	70	—
Corporate bonds	543	1	(2)	542	51	211	280
Asset-backed securities and other	21	—	—	21	—	5	16

Subtotal	945	1	(2)	944	362	286	296
Level 3:
None	—	—	—	—	—	—	—

Total	$5,206	$1	$(2)	$5,205	$4,146	$383	$676

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$103	$—	$—	$103	$103	$—	$—
Level 1:
Bank deposits	455	—	—	455	455	—	—
Money market funds	641	—	—	641	641	—	—
U.S. treasury and and agency obligations	1,953	2	(5)	1,950	4	586	1,360
Corporate bonds	20	—	—	20	—	13	7

Subtotal	3,069	2	(5)	3,066	1,100	599	1,367

Level 2:
Commercial paper	782	—	—	782	419	363	—
Corporate bonds	107	—	—	107	—	73	34

Subtotal	889	—	—	889	419	436	34

Level 3:
None	—	—	—	—	—	—	—

Total	$4,061	$2	$(5)	$4,058	$1,622	$1,035	$1,401

There were no transfers between Level 1, Level 2 or Level 3 securities in 2011 or 2010. All of our long-term marketable securities had maturities of between one and three years in duration at December 31, 2011. Our cash, cash equivalent and marketable securities at December 31, 2011 consisted of $3.28 billion held domestically, with the remaining balance of $1.93 billion held by foreign subsidiaries.

At December 31, 2011 we had 140 investments that were in an unrealized loss position for less than 12 months. Our gross unrealized losses of $2 million at December 31, 2011 were due to changes in interest rates. We have determined that the gross unrealized losses on these investments at December 31, 2011 are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.

5.    Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
United States	$(132)	$229	$(366)
Foreign	1,088	868	438

	$956	$1,097	$72

A reconciliation of the provision for income taxes at the federal statutory rate compared to our provision for income taxes follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Statutory federal provision for income taxes	$335	$384	$25
Increase (decrease) in taxes resulting from:
Tax credits	(140)	(90)	(39)
Valuation allowance changes	154	52	120
Tax rate differential on foreign earnings	(353)	(270)	(139)
Stock-based compensation expense (benefit)	(1)	(81)	40
Other	34	20	—

Provision for income taxes	$29	$15	$7

The income tax provision consists of the following components:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Current:
Federal	$—	$(4)	$(2)
State	(1)	(3)	—
Foreign	23	21	14

	22	14	12
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	7	1	(5)

	7	1	(5)

	$29	$15	$7

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes were as follows:

	December 31,
	2011	2010
	(In millions)
Deferred tax assets:
Research and development tax credit carryforwards	$966	$761
Foreign tax credit carryforwards	56	44
Capitalized research and development costs	135	133
Net operating loss carryforwards	259	496
Reserves and accruals not currently deductible for tax purposes	66	61
Stock-based compensation	108	123
Other	83	98

Gross deferred tax assets	1,673	1,716
Valuation allowance	(1,631)	(1,621)

Deferred tax assets, net	42	95
Deferred tax liabilities:
Purchased intangible assets	(104)	(112)

Net deferred tax liabilities	$(62)	$(17)

At December 31, 2011 and 2010, we had valuation allowances of approximately $1.57 billion and $1.58 billion against certain U.S. deferred tax assets, and valuation allowances of approximately $60 million and $40 million against deferred tax assets of certain foreign subsidiaries, respectively, to reflect the deferred tax asset at the net amount that is more likely than not to be realized.

We operate under tax holidays in Singapore, which are effective through March 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The impact of the Singapore tax holidays decreased Singapore taxes by $368 million, $330 million and $225 million for 2011, 2010 and 2009 respectively.

We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $62 million and $17 million at December 31, 2011 and December 31, 2010, respectively.

Our deferred tax assets at December 31, 2011 and 2010 do not include $677 million and $632 million, respectively, of excess tax benefits from employee stock option exercises that are a component of our net operating loss carryovers, research and development credits, and capitalized research and development expenses. Shareholders’ equity will be increased by $677 million if and when such excess tax benefits are ultimately realized.

If and when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2011 will be accounted for as follows: approximately $1.62 billion will be recognized as a reduction of income tax expense and $11 million will be recorded as an increase in shareholder’s equity. In 2011 we recorded a $45 million increase in foreign net deferred tax liabilities relating to acquisitions.

At December 31, 2011 for our income tax filings we had federal, state, United Kingdom, Israel and Spain net operating loss carryforwards of approximately $2.19 billion, $2.05 billion, $126 million, $29 million and $12 million, respectively. A valuation allowance has been provided on substantially all of these loss carryforwards. If unutilized, the federal net operating loss carryforwards will expire between 2019 and 2031, the state net operating loss carryforwards will expire between 2012 and 2031, and the Spain net operating loss carryforwards will expire between 2021 and 2025. The United Kingdom and Israel net operating losses have no expiration date. At December 31, 2011 we had Canada scientific research and experimental development expenditures of $30 million available for tax deduction in future tax years. These future tax deductions can be carried forward indefinitely. At December 31, 2011, we also had $8 million of Israel research and development expenditures which are deductible over the next two tax years. Also, for federal purposes, we had approximately $50 million and $2 million of charitable and capital loss carryovers, respectively. Charitable contributions are limited to 10% of taxable income and will expire in 2014 if not utilized. Capital losses may only be utilized to offset capital gains and will expire in 2012 if not utilized.

At December 31, 2011 for our income tax filings we had foreign tax credit carryforwards of approximately $56 million, and federal, state, Canada and Spain research and development credit carryforwards of approximately $691 million, $634 million, $31 million and $7 million, respectively. A valuation allowance has been provided on substantially all of these credit carryforwards. These foreign tax credit carryforwards expire between 2016 and 2021, and these research and development credit carryforwards expire between 2019 and 2031, if not previously utilized. Certain state research and development credit carryforwards have no expiration date.

In 2010, we acquired companies with significant net operating loss and research and development credit carryforwards. These attributes are offset with a full valuation allowance against the related deferred tax assets at December 31, 2010. Internal Revenue Code Sections 382 and 383 can limit the amount of net operating losses and credits that can be utilized if certain changes to a company’s ownership occur. We determined that there were no material limitations resulting from Internal Revenue Code Sections 382 and 383 with respect to these acquired tax attributes.

At December 31, 2011, deferred taxes have not been provided on the excess of book basis over tax basis in the amount of approximately $2.11 billion in the shares of certain foreign subsidiaries because their bases differences are not expected to reverse in the foreseeable future and are considered permanent in duration. These bases differences arose primarily through the undistributed book earnings of these foreign subsidiaries that we intend to reinvest indefinitely. The bases differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, or various other events. We believe that U.S. income taxes and foreign withholding taxes would be substantially offset upon reversal of this excess book basis due to the existence of domestic net operating loss and credit carryforwards.

The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Beginning balance	$187	$401	$21
Increases in current year	59	38	7
Expiration of the statutes of limitation for the assessment of taxes	(3)	(3)	(4)
Increases (decreases) related to prior year tax positions	(31)	(249)	377

Ending balance	$212	$187	$401

The unrecognized tax benefits of $212 million at December 31, 2011 included $36 million of tax benefits that, if recognized, would reduce our annual effective tax rate. Approximately $2 million of the tax benefit, if recognized, would be credited to shareholder’s equity. The remaining $174 million, if recognized, would not result in a tax benefit since it would be fully offset with a valuation allowance. We reversed penalties and interest related to unrecognized tax benefits of $4 million and $1 million, respectively, during 2011, resulting from the expiration of statutes of limitation. We also accrued potential penalties and interest of $2 million and $1 million, respectively, related to these unrecognized tax benefits during 2011, and in total, as of December 31, 2011, we recorded a liability for potential penalties and interest of $11 million and $3 million, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense.

In 2011 we had an increase in unrecognized tax benefits of approximately $59 million, primarily relating to transactions with certain foreign subsidiaries. In 2010 we had a decrease in unrecognized tax benefits of approximately $273 million relating to increases to our federal and state net operating loss carryforwards, capitalized research and development costs, and tax credit carryforwards for previous years primarily resulting from the U.S. Court of Appeals for the Ninth Circuit March 22, 2010 ruling in the case between Xilinx, Inc. and the Commissioner of Internal Revenue and recorded $23 million of unrecognized tax benefits resulting from a 2010 change in judgment regarding certain tax accruals. In addition, we had an increase in unrecognized tax benefits of approximately $38 million in 2010 primarily relating to transactions with certain foreign subsidiaries. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

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

We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2007 through 2011 tax years generally remain open subject to assessment of tax by federal and most state tax authorities. In significant foreign jurisdictions, the 2002 through 2011 tax years generally remain subject to examination by their respective tax authorities. Our income tax returns for the 2007, 2008 and 2009 tax years are currently under examination by the Internal Revenue Service, or (“IRS”), beginning in the quarter ended December 31, 2011. We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations. On June 30, 2011 we concluded the IRS examination of our income tax returns for 2004 through 2006, executed a closing agreement covering the 2001 through 2006 tax years, and agreed to certain adjustments for the 2001 through 2006 tax years, primarily related to intercompany transfer pricing transactions. Those audit adjustments were offset by federal net operating losses and credits, and did not result in any income tax expense or cash tax liability for the Company. As a result of the IRS examination, taking into account effects on post-audit periods, we reduced our federal and state net operating losses by approximately $620 million and $430 million, respectively, and we reduced amounts relating to federal and state uncertain tax benefits by approximately $180 million and $100 million, respectively, as of June 30, 2011. This reduction in federal and state net operating loss carryforwards was fully offset with a reduction in our valuation allowance for deferred tax assets, and had no impact on our operating results or financial position.

In December, 2011 legislation was enacted in Israel which increased tax rates for 2012 and later years. As a result of this legislation, we recorded a $13 million tax provision in 2011 for the effect of this tax rate increase on our Israel net deferred tax liabilities, which were principally related to purchased intangible assets. In December, 2010 the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted. A provision in this legislation provided for the extension of the research and development tax credit for qualifying expenditures paid or incurred from January 1, 2010 through December 31, 2011. As a result of this new legislation, we generated federal research and development tax credits of $118 million and $145 million for the years ended December 31, 2011 and 2010, respectively. These tax credits, if unutilized, will carry forward to future periods. No tax benefit was recorded for these carryovers since we have a full valuation allowance on our U.S. deferred tax assets.

6.    Long-Term Debt

Senior Notes

The following table presents details of our long-term debt liabilities:

	December 31,
	2011	2010
	(In millions)
1.500% fixed-rate notes, due 2013	$300	$300
2.375% fixed-rate notes, due 2015	400	400
2.700% fixed-rate notes, due 2018	500	—

	1,200	$700
Unaccreted discount	(4)	(3)

	$1,196	$697

In November 2010 we issued senior unsecured notes in an aggregate principal amount of $700 million. These notes consist of $300 million aggregate principal amount which mature in November 2013, or the 2013 Notes, and bear interest at a fixed rate of 1.500% per annum, and $400 million aggregate principal amount which mature in November 2015, or the 2015 Notes, and bear interest at a fixed rate of 2.375% per annum. Interest is payable in cash semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2011. The 2013 Notes were issued at an effective yield of 1.605% and an original issue discount at 99.694% and the 2015 Notes were issued at an effective yield of 2.494% and an original issue discount at 99.444%.

In September 2011 we entered into and completed an exchange offer registration statement to issue registered notes with substantially identical terms as the original 2013 and 2015 Notes. Nearly all of the original notes were exchanged. The exchange offer was made in order to satisfy certain obligations of Broadcom contained in a Registration Rights Agreement, dated as of November 1, 2010.

In November 2011 we issued senior unsecured notes in aggregate principal amount of $500 million which mature in November 2018 and bear interest at a fixed rate of 2.700% per annum, or the 2018 Notes. Interest is payable in cash semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2012. The 2018 Notes were issued at an effective yield of 2.762% and an original issue discount at 99.609%.

The 2018 Notes are subject to a mandatory redemption in the event Broadcom’s proposed acquisition of NetLogic is not consummated on or prior to August 31, 2012, or if prior to August 31 2012, the Agreement and Plan of Merger is terminated. In such an event, the 2018 Notes will be redeemed for cash at a price equal to 101% of the aggregate principle amount plus accrued and unpaid interest.

We may redeem the 2013 Notes, the 2015 Notes or 2018 Notes, or the Notes at any time, subject to a specified make-whole premium as defined in the indenture governing the respective Notes. In the event of a change of control triggering event, each holder of the Notes will have the right to require us to purchase for cash all or a portion of their Notes at a redemption price of 101% of the aggregate principal amount of such Notes plus accrued and unpaid interest. Default can be triggered by any missed interest or principal payment, breach of covenant, or in certain events of bankruptcy, insolvency or reorganization.

The Notes contain a number of restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets; enter into sale and lease-back transactions; or merge, consolidate or sell assets. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued but unpaid interest on the Notes.

These Notes are recorded as long-term debt, net of original issue discount. The discount and debt issuance costs associated with the issuance of the Notes are amortized to interest expense over their respective terms. The effective rates for the fixed-rate debt include the interest on the notes and the accretion of the original issue discount. Based on the market prices, the fair value of our Notes was $1.22 billion and $687 million as of December 31, 2011 and December 31, 2010, respectively.

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

Credit Facility

In November 2010 we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $500 million. We amended this credit facility in October 2011 primarily to extend the maturity date by two years to November 19, 2016, at which time all outstanding revolving facility loans (if any) and accrued and unpaid interest must be repaid.

The amendment to the credit facility also decreased the interest rate margins applicable to loans made under the credit facility and the commitment fee paid on the amount of the unused commitments. We did not draw on our credit facility in 2011 or 2010.

Any advances under a Eurodollar Rate Committed Loan will accrue interest at the British Bankers Association LIBOR, or BBA LIBOR, plus the Applicable Rate. Any advances under a US Dollar Base Rate Committed Loan will accrue interest at rates that are equal to the Applicable Rate plus the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) BBA LIBOR plus 1.0%. The Applicable Rate is based on our senior debt credit ratings as published by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. and can range between 0.625% and 1.500% for Eurodollar Rate Committed Loans and 0.000% to 0.500% for US Dollar Base Rate Committed Loans. We are also required to pay a commitment fee on the actual daily unused amount of commitments. We may also, upon the agreement of the existing lenders, increase the commitments under the credit facility by up to an additional $100 million. Borrowings of swing line loans bear interest at a rate equivalent to the US Dollar Base Rate Committed Loans noted above.

The credit facility contains customary representations, warranties and covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

7.    Commitments and Other Contractual Obligations

The following table summarizes our commitments and other contractual obligations as of December 31, 2011:

	Payment Obligations by Year
	2012	2013	2014	2015	2016	Thereafter	Total
	(In millions)
Operating leases	$121	$120	$90	$76	$69	$123	$599
Inventory and related purchase obligations	468	—	—	—	—	—	468
Other obligations	147	35	31	30	23	3	269
Long-term debt and related interest	27	328	23	423	13	527	1,341

	$763	$483	$144	$529	$105	$653	$2,677

Facilities rent expense in 2011, 2010 and 2009 was $84 million, $71 million and $70 million, respectively.

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

Other obligations represent purchase commitments for lab test equipment, computer hardware, information systems infrastructure, mask and prototyping costs, intellectual property licensing arrangements and other commitments made in the ordinary course of business.

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

8.    Shareholders’ Equity

Common Stock

At December 31, 2011 we had 2.5 billion authorized shares of Class A common stock and 400 million authorized shares of Class B common stock. The shares of Class A common stock and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote for each share held, and holders of Class B common stock are entitled to ten votes for each share held, on all matters submitted to a vote of the shareholders. In addition, holders of Class B common stock are entitled to vote separately on the proposed issuance of additional shares of Class B common stock in certain circumstances. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer. The Class A common stock and Class B common stock are sometimes collectively referred to herein as “common stock.” In 2011, 2010 and 2009, 1 million, 3 million and 6 million shares, respectively, of Class B common stock were automatically converted into a like number of shares of Class A common stock upon sale or other transfer pursuant to the terms of our Articles of Incorporation.

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

In addition to the shares repurchased under the ASR in February 2011, we repurchased 10 million shares of our Class A common stock at a weighted average price of $36.84 per share in 2011. We repurchased 9 million and 15 million shares of our Class A common stock at a weighted average prices of $30.86 and $28.12 per share in 2010 and 2009, respectively.

Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Quarterly Dividend

In January 2010 our Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. Our Board of Directors declared quarterly cash dividends of $0.08 per common share payable to holders of our common stock in each quarter of 2010. In January 2011 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased the quarterly cash dividends by 12.5% to $0.09 per common share ($0.36 per share on an annual basis) and declared quarterly cash dividend of $0.09 per share payable to holders of our common stock in each quarter of 2011. In 2011 and 2010 we paid $194 million and $163 million, respectively, in dividends to holders of our Class A and Class B common stock. These dividends were paid from U.S. domestic sources other than our retained earnings and are accounted for as reductions of shareholders’ equity.

Registration Statements

We have a Form S-3 universal shelf registration statement and a Form S-4 acquisition shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits Broadcom to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $1.5 billion. The 2018 Notes with an aggregate principal amount of $500 million that we issued in November 2011 (more fully described in Note 6) were issued pursuant to the Form S-3. The Form S-3 will expire in accordance with applicable SEC rules on February 27, 2012. The acquisition shelf registration statement on Form S-4 enables us to issue up to 30 million shares of our Class A common stock in one or more acquisition transactions. These transactions may include the acquisition of assets, businesses or securities by any form of business combination. To date no securities have been issued pursuant to the S-4 registration statement, which does not have an expiration date mandated by SEC rules.

9.    Employee Benefit Plans

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, for all eligible employees. Under the ESPP, employees may purchase shares of our Class A common stock at six-month intervals at 85% of fair market value (calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. Shares of Class A common stock are offered under the ESPP through a series of successive offering periods, generally with a maximum duration of 24 months, subject to an additional 3-month extension under certain circumstances. The plan imposes certain limitations upon an employee’s right to acquire Class A common stock, including the following: (i) no employee may purchase more than 9,000 shares of Class A common stock on any one purchase date, (ii) no employee may be granted rights to purchase more than $25,000 worth of Class A common stock for each calendar year that such rights are at any time outstanding, and (iii) the maximum number of shares of Class A common stock purchasable in total by all participants in the ESPP on any purchase date is limited to 4 million shares. The number of shares of Class A common stock reserved for issuance under the plan automatically increases in January each year. The increase is equal to a percentage of the total number of shares of common stock outstanding on the last trading day of the immediately preceding year, subject to an annual share limit.

In 2011, 2010 and 2009, 4 million, 6 million and 6 million shares, respectively, were issued under this plan at average per share prices of $29.93, $15.21 and $14.59, respectively. At December 31, 2011, 14 million shares were available for future issuance under this plan.

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

In connection with certain acquisitions, we have assumed stock options granted under stock option plans or agreements established by the acquired company. As of December 31, 2011, 1 million shares of Class A common stock were reserved for issuance upon exercise of outstanding options assumed under these stock option plans.

Combined Incentive Plan Activity

Activity under all stock option incentive plans is set forth below:

	Options Outstanding
	Number of Shares	Exercise Price Range per Share	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
	(In millions)
Balance at December 31, 2008	122	$.01 - 81.50	$25.42	$15.66
Options granted under the 1998 Plan	3	17.83 - 29.07	23.26	10.91
Options cancelled	(4)	.01 - 48.63	31.12	15.71
Options exercised	(8)	.01 - 31.08	17.93	13.23

Balance at December 31, 2009	113	.01 - 81.50	25.71	15.71
Options granted under the 1998 Plan	3	29.39 - 42.34	29.64	9.43
Options issued in connection with acquisitions	1	0.55 - 41.57	14.26	25.76
Options cancelled	(1)	.01 - 81.50	36.47	15.24
Options exercised	(38)	.01 - 44.99	22.56	16.88

Balance at December 31, 2010	78	.01 - 48.63	27.05	15.05
Options granted under the 1998 Plan	—	45.82	45.82	11.72
Options cancelled	(2)	0.55 - 48.63	30.08	11.87
Options exercised	(10)	.01 - 45.05	23.48	15.86

Balance at December 31, 2011	66	$.01 - 48.63	$27.47	$15.10

At December 31, 2011 outstanding options to purchase 63 million shares were exercisable with an average per share exercise price of $27.57. The weighted average remaining contractual lives of options outstanding and of options exercisable as of December 31, 2011 were 3.7 years and 3.6 years, respectively.

The total pretax intrinsic value of options exercised in 2011 was $163 million. This intrinsic value represents the difference between the fair market value of our Class A common stock on the date of exercise and the exercise price of each option. Based on the closing price of our Class A common stock of $29.36 on December 31, 2011, the total pretax intrinsic value of all outstanding options was $300 million. The total pretax intrinsic value of exercisable options at December 31, 2011 was $286 million.

Restricted stock unit activity is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
	(In millions)
Balance at December 31, 2008	28	$27.61
Restricted stock units granted	14	24.06
Restricted stock units cancelled	(2)	24.51
Restricted stock units vested	(11)	28.84

Balance at December 31, 2009	29	25.58
Restricted stock units granted	13	30.91
Restricted stock units cancelled	(1)	26.04
Restricted stock units vested	(13)	27.44

Balance at December 31, 2010	28	27.17
Restricted stock units granted	10	42.45
Restricted stock units cancelled	(2)	31.63
Restricted stock units vested	(14)	28.84

Balance at December 31, 2011	22	$32.88

The total pretax intrinsic value of restricted stock units that vested in 2011 was $397 million. Based on the closing price of our Class A common stock of $29.36 on December 31, 2011, the total pretax intrinsic value of all outstanding restricted stock units was $659 million.

The per share fair values of stock options granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Rights
	2011	2010	2009	2011	2010	2009
Expected life (in years)	3.60	4.08	4.98	1.70	1.23	0.92
Implied volatility	0.34	0.39	0.53	0.37	0.39	0.53
Risk-free interest rate	1.56%	1.61%	1.83%	0.50%	0.25%	0.46%
Expected dividend yield	0.80%	1.00%	0.00%	0.99%	0.76%	0.00%
Weighted average fair value	$11.72	$13.47	$10.91	$11.01	$11.83	$7.39

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of income:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cost of product revenue	$24	$23	$25
Research and development	364	341	352
Selling, general and administrative	126	119	120

	$514	$483	$497

The following table presents details of unearned stock-based compensation currently estimated to be expensed in 2012 through 2015 related to unvested share-based payment awards at December 31, 2011:

	2012	2013	2014	2015	Total
	(In millions)
Unearned stock-based compensation	$357	$228	$119	$21	$725

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

Shares Reserved For Future Issuance

We had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments:

Number of Shares
(In millions)
Stock options outstanding	66
Authorized for future grants under stock incentive plans	112
Authorized for future issuance under stock purchase plan	14
Restricted stock units outstanding	22

Balance at December 31, 2011	214

401(k) Savings and Investment Plan

We sponsor a defined contribution 401(k) savings and investment plan, established in 1996, covering substantially all of our U.S. employees, subject to certain eligibility requirements. At our discretion, we may make contributions to this plan. We have a limited matching contribution policy under which we made $14 million, $11 million and $7 million in contributions to participants in this plan in 2011, 2010 and 2009, respectively.

10.    Goodwill and Long-Lived Assets

In 2011 we made a qualitative assessment of whether goodwill impairment exists. Since we did not determine that it was more likely than not that the fair value of a reporting unit is less than its carrying amount, we were not required to perform the current two-step goodwill impairment test. At December 31, 2011 the book value of the Company was $6.52 billion while the market capitalization was $15.99 billion. We performed annual impairment assessments of the carrying value of goodwill in October 2010 and 2009. We compared the carrying value of each of our reporting units that existed at those times to its estimated fair value.

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

Specifically, the income approach valuations included the following assumptions for 2010 and 2009:

	2010	2009
Discount Rate	12.0% - 17.7%	12.0% - 17.5%
Perpetual Growth Rate	4.0%	4.0%
Tax	17.0%	17.0%
Risk Free Rate	3.4%	4.0%
Peer Company Beta	1.26 - 1.52	1.24 - 1.69

Upon completion of the October 2011, 2010 and 2009 annual impairment assessments, we determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value.

In 2011 we recorded a purchased intangible impairments charge of $74 million related to our acquisition of Beceem. The primary factor contributing to this impairment charge was a reduction in the forecasted cash flows related to WiMAX products, as wireless service providers have accelerated their adoption of competing Long Term Evolution, or LTE, products. In addition we recorded other impairment charges of $18 million in 2011.

In 2010 we recorded an impairment charge of $19 million, primarily related to a technology license that was acquired in 2008 from Sunext Design, Inc. In 2009 we recorded impairment charges to customer relationships, developed technology and certain other assets of $19 million related to the acquisition of the DTV Business of AMD in 2008. The primary factor contributing to these impairment charges was the continued reduction in our revenue outlook for these businesses, and the related decrease to the estimated cash flows identified with the impaired assets.

In determining the amount of these impairment charges we calculated fair values as of the impairment date for acquired developed technology, IPR&D and customer relationships. The fair value for the first two assets was determined using the multiple period excess earnings method, which method is described above in Note 3. The fair value of acquired customer relationships was based on the benefit derived from the incremental revenue and related cash flow as a direct result of the customer relationship. The fair values were determined using significant unobservable inputs categorized as Level 3 inputs.

11.    Settlement Costs (Gains), Net

In 2011 we recorded settlement gains of $55 million primarily related to the settlement of the federal consolidated shareholder derivative action, or the Derivative Settlement, partially offset by net settlement costs of $37 million related to patent infringement claims, resulting in net settlement gains of $18 million. In 2010 we recorded settlement costs of $53 million primarily related to licensing and settlement agreements and certain employment tax items. In 2009 we incurred settlement costs of $184 million, partially offset by settlement gains of $66 million, resulting in $118 million of net settlement costs.

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

-

Broadcom cancelled unexercised Broadcom stock options held by Dr. Henry Samueli, our Chief Technical Officer and member of our Board of Directors, valued at approximately $14 million, using a Black-Scholes analysis based on the closing price of Broadcom’s Class A common stock on the date the settlement was deemed final (such stock options were originally valued at $24 million for purposes of the settlement (using the same methodology used to value equity granted to employees in the February annual focal compensation review)); and

-	Dr. Samueli contributed approximately $2 million in cash to the Broadcom Foundation (through Broadcom Corporation).

We entered into a stipulation and agreement of settlement of the Stock Option Class Actions dated as of April 30, 2010, which provides for the claims against Broadcom and its current and former officers and directors to be dismissed with prejudice and released in exchange for a $161 million cash payment by Broadcom. We recorded the settlement amount as a one-time charge in our statement of income for the three months and year ended December 31, 2009 and subsequent payment was made in June 2010 into a settlement fund.

We recorded settlement gains of $65 million related to the Qualcomm Agreement in 2009. For a further discussion of this agreement, see Note 2. In addition, we recorded settlement costs of $12 million related to a payment to the Israeli government associated with a post-acquisition technology transfer fee related to our acquisition of Dune Networks. We also recorded $11 million in settlement costs in 2009 for estimated settlements associated with certain employment tax items, other employment matters and a patent infringement claim.

For further discussion of litigation matters, see Note 12.

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

Intellectual Property Proceedings

In September 2009 we filed a complaint in the United States District Court for the Central District of California against Emulex Corporation, or Emulex, alleging infringement of ten patents generally relating to networking technologies. In subsequent filings, we added two additional patents and withdrew six patents, bringing the total to six asserted patents. In its answers, Emulex denied liability and asserted counterclaims seeking a declaratory judgment that the asserted patents are invalid and not infringed. A trial occurred in September and October 2011, and the Court heard post-trial motions in December 2011.

The Court has found that all six asserted Broadcom patents are not invalid. The Court further found Emulex infringed U.S. Patent No. 7,058,150 and 7,471,691. On January 6, 2012, we filed a motion for injunctive relief on the ‘150 and ‘691 patents, which motion is scheduled to be heard in March 2012. On the remaining four patents, the jury found one patent not infringed and failed to reach a verdict on the other three, resulting in a mistrial on those three patents. The Court has not yet scheduled a new trial on the three patents.

In November 2009 we filed a complaint in the United States District Court for the Eastern District of Texas against the Commonwealth Scientific and Industrial Research Organisation, or CSIRO, seeking a declaratory judgment that a certain U.S. patent number is invalid, unenforceable and not infringed. CSIRO has answered the complaint and counterclaimed for infringement against Broadcom wireless LAN products and seeking damages, attorney’s fees, and an injunction. In connection with an ex parte reexamination, the Patent Office has issued a Reexamination Certificate allowing the original claims of CSIRO’s patent and adding some amended claims. However, the Patent Office subsequently initiated a reexamination and rejected all effective claims of the patent-in-suit, including the amended claims. Trial has been set for April 2012.

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

Since December 2006 Broadcom and its subsidiary, Global Locate, Inc., were engaged in various litigation matters with SiRF Technology, Inc., which company was later acquired by CSR plc. On January 10, 2011, Broadcom and CSR announced that the parties had settled all outstanding litigation between themselves and their subsidiaries. The consideration received and to be received under the agreement was allocated on a relative fair value basis between a settlement gain and patent licensing royalty revenue. Revenue derived from the patent license will be recognized as licensing revenue.

Since December 2010, Broadcom was engaged in litigation with Rambus, Inc. in the United States District Court for the Northern District of California and the United States International Trade Commission. In the district court, Rambus alleged that certain Broadcom products infringe nineteen patents relating generally to memory controller and high speed interface technologies. In the International Trade Commission Rambus asserted that Broadcom engaged in unfair trade practices by importing certain memory controllers and devices having certain accused interface technologies that allegedly infringe six patents. On December 22, 2011 the parties settled all outstanding litigation, and signed a five year patent license, whereby we were required to pay certain amounts for alleged prior infringement and the licensing of intellectual property. On December 29, 2011, the United States District Court entered a dismissal of the litigation between Rambus and Broadcom. Also on December 29, 2011, Rambus and Broadcom filed a joint motion to terminate the International Trade Commission investigation as to Broadcom, which was granted by the Administrative Law Judge on January 17, 2012, and is currently pending with the Commission. The settlement was treated as a multiple element arrangement and the consideration was allocated to alleged prior infringement and licensing of intellectual property for future use. The consideration allocated to alleged prior infringement was recognized as a settlement cost in our consolidated statement of income in 2011.

We and our subsidiaries are also involved in other intellectual property proceedings, claims and litigation. We will disclose the nature of any such matter if we believe it to be material. Particularly in the early stages of such proceedings, an assessment of materiality may be complicated by limited information, including, without limitation, limited information about the patents-in-suit and Broadcom products against which the patents are being asserted. Accordingly, our assessment of materiality may change in the future based upon availability of discovery and further developments in the proceedings at issue. Some of these intellectual property proceedings may involve, for example, “non-practicing entities” asserting claims addressing certain of our products. The resolution of intellectual property litigation can include, among other things, payment of damages, royalties, or other amounts, which could adversely, impact our product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees may perform for us. In addition, from time to time we are approached by holders of intellectual property, including non-practicing entities, to engage in discussions about our obtaining licenses to their intellectual property. We will disclose the nature of any such discussion if we determine that (i) it is probable an intellectual property holder will assert a claim of infringement, (ii) there is a reasonable possibility the outcome (assuming assertion) will be unfavorable, and (iii) the resulting liability would be material to our financial condition.

Other Litigation

In November 2009 Emulex filed a complaint in the Central District of California against Broadcom alleging violation of the antitrust laws, defamation, and unfair competition. The complaint seeks injunctive relief and monetary damages, including treble damages and attorneys’ fees. In January 2010, Emulex filed an amended complaint in which Emulex removed, among other things, the claim of unfair competition. In February 2010, we filed motions to dismiss the case and a motion to strike. In June 2010, the District Court granted in part and denied in part our motion to dismiss and denied our motion to strike. In July 2010, we filed a notice of appeal of the District Court’s denial of our motion to strike. In November 2010, the parties agreed to a voluntary stay of the appeal. Trial has been scheduled for January 2013.

In April 2011 Motorola Mobility, Inc., or MMI, filed a third-party complaint against Broadcom in the U.S. District Court for the District of Colorado, alleging that we breached a duty to defend, indemnify, and hold MMI harmless for certain patent infringement claims that MMI is defending. In the same action, MMI is defending itself against claims for patent infringement brought by Biax Corporation involving certain U.S. patents. In December 2011 we entered into a settlement agreement with MMI, pursuant to which MMI filed a motion to dismiss its claims against Broadcom without prejudice. On January 6, 2012 the Court granted MMI’s motion to dismiss.

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

In March 2011, Broadcom, plaintiffs and the three remaining defendants executed a Stipulation and Agreement of Settlement, or Derivative Settlement, in the federal derivative action. On May 23, 2011, the District Court entered an order granting final approval of the Derivative Settlement. Pursuant to the Derivative Settlement, among other things: (i) Broadcom received a payment from Dr. Nicholas of approximately $27 million, which was recorded as a settlement gain in our consolidated statements of income; (ii) Broadcom cancelled unexercised Broadcom stock options held by Dr. Samueli valued at approximately $14 million, using a Black-Scholes analysis based on the closing price of Broadcom’s Class A common stock on the date the settlement was deemed final, which amount was recorded as a settlement gain in our consolidated statements of income; (iii) Dr. Samueli contributed approximately $2 million in cash to the Broadcom Foundation (through Broadcom Corporation), which was recorded as a settlement gain in our consolidated statements of income; (iv) Mr. Ruehle executed and filed a Notice of Dismissal with Prejudice of an action filed by him against Broadcom, which sought damages in excess of $26 million; and (v) Dr. Nicholas, Mr. Ruehle and Dr. Samueli were dismissed with prejudice from the federal consolidated shareholder derivative litigation.

Upon Court approval of the Derivative Settlement, Broadcom paid plaintiffs’ counsel $25 million of the settlement proceeds for attorneys’ fees, expenses, and costs, which was recorded as an operating expense in the consolidated statements of income. In addition, Broadcom contributed approximately $25 million to the Broadcom Foundation (which included the $2 million payment from Dr. Samueli discussed above). Such amount was recorded as a charitable contribution in the consolidated statements of income. On July 1, 2011, the plaintiffs in the state derivative action filed a request for dismissal with prejudice of that action. The Court entered an order dismissing the state derivative action on July 8, 2011.

In April 2008 we delivered a Notice of Arbitration and Arbitration Claim to our former independent registered public accounting firm Ernst & Young LLP, or E&Y, and certain related parties. The arbitration relates to the issues that led to the restatement of Broadcom’s financial statements for the periods from 1998 through March 31, 2006 as disclosed in an amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and an amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed with the SEC January 23, 2007. In May 2008 E&Y delivered a Notice of Defense and Counterclaim. The arbitration hearing has been scheduled for October 2012.

In September 2011, two lawsuits were filed by stockholders of NetLogic Microsystems Inc. purporting to assert claims arising from Broadcom’s entry into a definitive merger agreement with NetLogic under which a subsidiary of Broadcom, I&N Acquisition Corp., will be merged with and into NetLogic. On November 11, 2011, all parties to these actions, captioned New Jersey Carpenters’ Pension Fund v. Broyles et al., (Cal. Super. Ct. County of Santa Clara, Case No. 1-11-CV-209381) (referred to as the California Action), and Danielo v. NetLogic Microsystems, et al., (Del. Ct. of Chancery, Case No. 6881-VCG) (referred to as the Delaware Action), executed a Memorandum of Understanding, or MOU, respecting a proposed settlement of the claims in each of those actions. The terms of the proposed settlement required NetLogic to make certain supplemental disclosures regarding the Merger in a Form 8-K filed with the Securities and Exchange Commission by NetLogic on November 14, 2011, and contemplate the payment by NetLogic of attorneys fees’ and costs to counsel representing the plaintiffs in the amount of $795,000, or such lower amount as the Court may order. The terms of the MOU also provide for a general stay of proceedings in both actions, excluding proceedings related to finalizing and seeking court approval of the proposed settlement and any necessary confirmatory discovery. The parties in the California Action are currently negotiating the terms of a Stipulation of Settlement to present to the Court for preliminary approval. Under the terms of the MOU and the stipulation, the Delaware Action will be voluntarily dismissed with prejudice upon the Court’s final approval of the stipulation in the California Action.

General

We and our subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. We will disclose the nature of any such matter if we believe it to be material.

The pending proceedings described above involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. From time to time we may enter into confidential discussions regarding the potential settlement of pending intellectual property or other litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. In the course of such settlement discussions, if we conclude that a settlement is probable and the settlement amount is estimable we may record settlement costs, notwithstanding not having reached a final settlement agreement. In the three months ended September 30, 2011 and December 31, 2011 we recorded net settlement costs of $27 million and $5 million, respectively, related to the actual and potential settlements of patent infringement claims referenced above. Upon the occurrence of certain events, we may be required to record additional settlement costs of up to $20 million. The settlement of any pending litigation or other proceeding could require us to incur substantial settlement payments and costs. Furthermore, the settlement of any intellectual property proceeding may require us to grant a license to certain of our intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. See Note 11 for an additional breakout of our settlement costs (gains).

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

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile & Wireless	Infrastructure & Networking	All Other	Consolidated
	(In millions)
Year ended December 31, 2011
Net revenue	$2,039	$3,484	$1,658	$208	$7,389
Operating income (loss)	391	573	545	(556)	953
Year ended December 31, 2010
Net revenue	$2,134	$2,889	$1,588	$207	$6,818
Operating income (loss)	447	526	578	(469)	1,082
Year ended December 31, 2009
Net revenue	$1,525	$1,720	$1,056	$189	$4,490
Operating income (loss)	180	117	288	(529)	56

Included in the “All Other” category:	Year Ended December 31,
	2011	2010	2009
	(In millions)
Net revenue	$208	$207	$189

Stock-based compensation	$514	$483	$497
Amortization of purchased intangible assets	84	59	31
Amortization of acquired inventory valuation step-up	24	10	9
Impairment of long-lived assets	92	19	19
Settlement costs (gains), net	(18)	53	118
Restructuring costs, net	16	—	7
Charitable contributions	25	—	50
Non-recurring legal fees	25	—	12
Change in contingent earnout liability	(1)	—	—
Employer payroll tax on certain stock option exercises	8	13	5
Miscellaneous corporate allocation variances	(5)	39	(30)

Total other operating costs and expenses	$764	$676	$718

Total operating loss for the “All Other” category	$(556)	$(469)	$(529)

Significant Customer, Supplier and Geographical Information

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Year Ended December 31,
	2011	2010	2009
Apple	13.1%	10.9%	*
Samsung	10.0	10.0	10.3%
Five largest customers as a group	42.6	38.6	34.6

*	Less than 10% of net revenue.

No other customer represented more than 10% of our annual net revenue in these years.

Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Year Ended December 31,
	2011	2010	2009
China (exclusive of Hong Kong)	33.4%	30.4%	28.3%
Hong Kong	26.4	26.0	24.8
Singapore, Taiwan and Japan	22.9	25.3	26.3
Europe	1.8	2.4	2.7
Other	14.0	13.1	12.7

	98.5%	97.2%	94.8%

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

We have an international distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design facilities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Taiwan and the United Kingdom. At December 31, 2011, $105 million, or approximately 25.8%, of our tangible long-lived assets were located outside the United States.

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

	Total Net Revenue	Gross Profit	Net Income		Diluted Net Income Per Share
	(In millions, except per share data)
Year Ended December 31, 2011
Fourth Quarter	$1,820	$926	$254		$0.45
Third Quarter	1,957	997	270	(1)	0.48
Second Quarter	1,796	919	175	(2)	0.31
First Quarter	1,816	921	228		0.40
Year Ended December 31, 2010
Fourth Quarter	$1,945	$990	$266	(3)	$0.47
Third Quarter	1,806	934	328		0.60
Second Quarter	1,605	843	278		0.52
First Quarter	1,462	767	210		0.40

(1)	Includes settlement costs of $27 million and a restructuring charge of $17 million.

(2)	Includes settlement gains of $45 million, an impairment of long-lived assets charge of $74 million, a charitable contribution of $25 million and non-recurring legal expenses of $25 million.

(3)	Includes settlement costs of $49 million and an impairment of long-lived assets charge of $17 million.

15.    Subsequent Events

In January 2012 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we intend to increase the quarterly cash dividend by 11.1% to $0.10 per share ($0.40 per share on an annual basis) and declared a quarterly cash dividend of $0.10 per share payable to holders of our common stock.

Exhibits and Financial Statement Schedules

Exhibit Index

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1	Agreement and plan of Merger, dated as of September 11, 2011, by and among Broadcom, NetLogic Microsystems and I&N Acquisition Corp.	8-K	000- 23993	2.1	09/12/2011
3.1	Second Amended and Restated Articles of Incorporation filed with the California Secretary of State on June 8, 2006	8-K	000- 23993	3.1	08/10/2006
3.4	Bylaws as amended through December 21, 2007	8-K	000- 23993	3.1	12/21/2007
4.1	Indenture, dated November 1, 2010, between the registrant and Wilmington Trust FSB	8-K	000- 23993	4.1	11/01/2010
4.2	Supplemental Indenture, dated November 1, 2010, between the registrant and Wilmington Trust FSB, including the forms of Broadcom’s 1.500% Senior Notes due 2013 and 2.375% Senior Notes due 2015.	8-K	000- 23993	4.2	11/01/2010
4.3	Second Supplemental Indenture, dated November 9, 2011, between the registrant and Wilmington Trust, National Association, including the form of Broadcom’s 2.700% Senior Notes due 2018.	8-K	000- 23993	4.1	11/09/2011
10.1*	Performance Bonus Plan (as amended and restated March 5, 2010)	8-K	000- 23993	99.1	03/09/2010
10.2*	Letter Agreement between the registrant and Scott A. McGregor dated October 25, 2004	10-K/A	000- 23993	10.4	01/23/2007
10.3*	Fourth Amendment dated August 9, 2010 to Letter Agreement between the registrant and Scott A. McGregor	10-Q	000- 23993	10.1	10/26/2010
10.4*	Letter Agreement between the registrant and Eric K. Brandt dated March 11, 2007	10-Q	000- 23993	10.1	05/01/2007
10.5*	Third Amendment dated August 9, 2010 to Letter Agreement between the registrant and Eric K. Brandt	10-Q	000- 23993	10.2	10/26/2010
10.6*	Form of Revised Letter Agreement for Change in Control Severance Benefit Program dated August 9, 2010 between the registrant and each of the following executive officers: Neil Kim, Thomas F. Lagatta, Daniel A. Marotta, and Robert A. Rango	10-Q	000- 23993	10.5	10/26/2010
10.7*	Revised Letter Agreement for Change in Control Severance Benefit Program dated August 9, 2010 between the registrant and Robert L. Tirva	10-Q	000- 23993	10.6	10/26/2010
10.8*	Letter Agreement between the registrant and Arthur Chong dated October 27, 2008	10-K	000- 23993	10.11	02/04/2009

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.9*	Amendment dated August 9, 2010 to Letter Agreement between the registrant and Arthur Chong	10-Q	000- 23993	10.3	10/26/2010
10.10*	Letter Agreement between the registrant and Rajiv Ramaswami dated January 8, 2010	10-Q	000- 23993	10.1	04/27/2010
10.11*	Amendment dated August 9, 2010 to Letter Agreement between the registrant and Rajiv Ramaswami	10-Q	000- 23993	10.4	10/26/2010
10.12*	Severance Benefit Plan for Vice Presidents and Above and Summary Plan Description effective June 1, 2010	8-K	000- 23993	10.1	05/07/2010
10.13*	Stock Option Amendment Agreement between the registrant and Thomas F. Lagatta dated December 29, 2006	10-K	000- 23993	10.10	02/20/2007
10.14*	1998 Stock Incentive Plan, as amended and restated November 11, 2010	10-K	000- 23993	10.14	02/02/2011
10.15*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for executive officers	10-K	000- 23993	10.17	02/04/2009
10.16*	1998 Stock Incentive Plan form of Stock Option Agreement for executive officers	10-K	000- 23993	10.21	02/04/2009
10.17*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors (under prior Director Automatic Grant Program)	10-Q	000- 23993	10.2	11/09/2004
10.18*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Scott A. McGregor	10-K	000- 23993	10.18	02/02/2011
10.19*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers other than Scott A. McGregor	10-K	000- 23993	10.19	02/02/2011
10.20*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers (for RSUs governed by the Special RSU Program)	10-K	000- 23993	10.20	02/02/2011
10.21*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Award)	10-K	000- 23993	10.29	02/04/2009
10.22*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Pro-rated Awards)	10-K	000- 23993	10.30	02/04/2009
10.23*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Initial Awards under prior Director Automatic Grant Program)	10-Q	000- 23993	10.3	05/04/2005
10.24	1999 Special Stock Option Plan (as amended and restated July 18, 2003)	10-Q	000- 23993	10.2	08/11/2003
10.25	1999 Special Stock Option Plan form of Notice of Grant of Stock Option	S-8	333- 93457	99.2	12/22/1999

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.26	1999 Special Stock Option Plan form of Stock Option Agreement	10-Q	000- 23993	10.2.1	08/11/2003
10.27*	Restricted Stock Units Incentive Award Program	8-K	000- 23993	10.1	01/20/2011
10.28*	Restricted Stock Unit Incentive Award Program — Form of Award Letter	8-K	000- 23993	10.2	01/20/2011
10.29*	Form of Indemnification Agreement for Directors, Elected Officers and certain employees or agents of the registrant	8-K	000- 23993	10.1	06/24/2008
10.30††	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and the registrant	8-K/A	000- 23993	10.1	07/23/2009
10.31	Credit Agreement, dated as of November 19, 2010, among the registrant, Bank of America, N.A. and the other lenders party thereto.	8-K	000- 23993	10.1	11/22/2010
10.32	First Amendment to Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto	8-K	000- 2393	10.1	11/01/2011
10.33	Letter agreement dated February 1, 2011 by and between Morgan Stanley & Co. Incorporated and the Registrant Regarding a Fixed Collared Accelerated Share Repurchase Transaction.					X
10.34	Lease Agreement dated February 1, 2000 between Conejo Valley Development Corporation and the registrant	10-K	000- 23993	10.17	03/19/2002
10.35	First Amendment dated July 1, 2009 to Lease Agreement dated February 1, 2000 between Conejo Valley Development Corporation and the registrant.	10-K	000- 23993	10.30	02/03/2010
10.36	Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.21	03/31/2003
10.37	Amendment dated September 30, 2005 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.43	02/04/2009
10.38	Second Amendment dated October 15, 2010 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.36	02/02/2011
10.39††	Lease Agreement dated December 17, 2004 between Irvine Commercial Property Company and the registrant	10-K	000- 23993	10.38	03/01/2005
10.40	First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-Q	000- 23993	10.2	10/24/2007

Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.41	Fourth Amendment dated November 19, 2007 to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.43	01/28/2008
10.42	Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.44	01/28/2008
10.43	First Amendment dated November 12, 2008 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.49	02/04/2009
10.44	Second Amendment, Third Amendment, and Fourth Amendment dated July 30, 2010, September 14, 2010 and November 15, 2010, respectively, to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.42	02/02/2011
10.45	Fifth and Sixth Amendment dated April 24, 2011 and August 2, 2011, respectively to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant					X
21.1	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

*	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADCOM CORPORATION

By:	/s/ SCOTT A. MCGREGOR
Scott A. McGregor President and Chief Executive Officer

Date: February 1, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SCOTT A. MCGREGOR Scott A. McGregor	President and Chief Executive Officer and Director (Principal Executive Officer)	February 1, 2012

/s/ HENRY SAMUELI Henry Samueli, Ph.D.	Chief Technical Officer and Director	February 1, 2012

/s/ ERIC K. BRANDT Eric K. Brandt	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 1, 2012

/s/ ROBERT L. TIRVA Robert L. Tirva	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 1, 2012

/s/ ROBERT J. FINOCCHIO, JR. Robert J. Finocchio, Jr.	Director	February 1, 2012

/s/ NANCY H. HANDEL Nancy H. Handel	Director	February 1, 2012

/s/ EDDY W. HARTENSTEIN Eddy W. Hartenstein	Director	February 1, 2012

/s/ MARIA M. KLAWE Maria M. Klawe, Ph.D.	Director	February 1, 2012

/s/ JOHN E. MAJOR John E. Major	Chairman of the Board	February 1, 2012

/s/ WILLIAM T. MORROW William T. Morrow	Director	February 1, 2012

/s/ JOHN A.C. SWAINSON John A.C. Swainson	Director	February 1, 2012

/s/ ROBERT E. SWITZ Robert E. Switz	Director	February 1, 2012

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

BROADCOM CORPORATION

Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(In millions)
Year ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$9	$—	$—	$—	$9
Sales returns	14	37	—	(41)	10
Restructuring liabilities	—	16	—	(8)	8

Total	$23	$53	$—	$(49)	$27

Year ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$7	$2	$—	$—	$9
Sales returns	4	31	—	(21)	14
Restructuring liabilities	1	—	—	(1)	—

Total	$12	$33	$—	$(22)	$23

Year ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$6	$1	$—	$—	$7
Sales returns	4	23	—	(23)	4
Restructuring liabilities	4	13	—	(16)	1

Total	$14	$37	$—	$(39)	$12

S-1

Exhibit Index

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1	Agreement and plan of Merger, dated as of September 11, 2011, by and among Broadcom, NetLogic Microsystems and I&N Acquisition Corp.	8-K	000- 23993	2.1	09/12/2011
3.1	Second Amended and Restated Articles of Incorporation filed with the California Secretary of State on June 8, 2006	8-K	000- 23993	3.1	08/10/2006
3.4	Bylaws as amended through December 21, 2007	8-K	000- 23993	3.1	12/21/2007
4.1	Indenture, dated November 1, 2010, between the registrant and Wilmington Trust FSB	8-K	000- 23993	4.1	11/01/2010
4.2	Supplemental Indenture, dated November 1, 2010, between the registrant and Wilmington Trust FSB, including the forms of Broadcom’s 1.500% Senior Notes due 2013 and 2.375% Senior Notes due 2015.	8-K	000- 23993	4.2	11/01/2010
4.3	Second Supplemental Indenture, dated November 9, 2011, between the registrant and Wilmington Trust, National Association, including the form of Broadcom’s 2.700% Senior Notes due 2018.	8-K	000- 23993	4.1	11/09/2011
10.1*	Performance Bonus Plan (as amended and restated March 5, 2010)	8-K	000- 23993	99.1	03/09/2010
10.2*	Letter Agreement between the registrant and Scott A. McGregor dated October 25, 2004	10-K/A	000- 23993	10.4	01/23/2007
10.3*	Fourth Amendment dated August 9, 2010 to Letter Agreement between the registrant and Scott A. McGregor	10-Q	000- 23993	10.1	10/26/2010
10.4*	Letter Agreement between the registrant and Eric K. Brandt dated March 11, 2007	10-Q	000- 23993	10.1	05/01/2007
10.5*	Third Amendment dated August 9, 2010 to Letter Agreement between the registrant and Eric K. Brandt	10-Q	000- 23993	10.2	10/26/2010
10.6*	Form of Revised Letter Agreement for Change in Control Severance Benefit Program dated August 9, 2010 between the registrant and each of the following executive officers: Neil Kim, Thomas F. Lagatta, Daniel A. Marotta, and Robert A. Rango	10-Q	000- 23993	10.5	10/26/2010
10.7*	Revised Letter Agreement for Change in Control Severance Benefit Program dated August 9, 2010 between the registrant and Robert L. Tirva	10-Q	000- 23993	10.6	10/26/2010
10.8*	Letter Agreement between the registrant and Arthur Chong dated October 27, 2008	10-K	000- 23993	10.11	02/04/2009
10.9*	Amendment dated August 9, 2010 to Letter Agreement between the registrant and Arthur Chong	10-Q	000- 23993	10.3	10/26/2010

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.10*	Letter Agreement between the registrant and Rajiv Ramaswami dated January 8, 2010	10-Q	000- 23993	10.1	04/27/2010
10.11*	Amendment dated August 9, 2010 to Letter Agreement between the registrant and Rajiv Ramaswami	10-Q	000- 23993	10.4	10/26/2010
10.12*	Severance Benefit Plan for Vice Presidents and Above and Summary Plan Description effective June 1, 2010	8-K	000- 23993	10.1	05/07/2010
10.13*	Stock Option Amendment Agreement between the registrant and Thomas F. Lagatta dated December 29, 2006	10-K	000- 23993	10.10	02/20/2007
10.14*	1998 Stock Incentive Plan, as amended and restated November 11, 2010	10-K	000- 23993	10.14	02/02/2011
10.15*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for executive officers	10-K	000- 23993	10.17	02/04/2009
10.16*	1998 Stock Incentive Plan form of Stock Option Agreement for executive officers	10-K	000- 23993	10.21	02/04/2009
10.17*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors (under prior Director Automatic Grant Program)	10-Q	000- 23993	10.2	11/09/2004
10.18*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Scott A. McGregor	10-K	000- 23993	10.18	02/02/2011
10.19*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers other than Scott A. McGregor	10-K	000- 23993	10.19	02/02/2011
10.20*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers (for RSUs governed by the Special RSU Program)	10-K	000- 23993	10.20	02/02/2011
10.21*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Award)	10-K	000- 23993	10.29	02/04/2009
10.22*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Pro-rated Awards)	10-K	000- 23993	10.30	02/04/2009
10.23*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Initial Awards under prior Director Automatic Grant Program)	10-Q	000- 23993	10.3	05/04/2005
10.24	1999 Special Stock Option Plan (as amended and restated July 18, 2003)	10-Q	000- 23993	10.2	08/11/2003
10.25	1999 Special Stock Option Plan form of Notice of Grant of Stock Option	S-8	333- 93457	99.2	12/22/1999
10.26	1999 Special Stock Option Plan form of Stock Option Agreement	10-Q	000- 23993	10.2.1	08/11/2003
10.27*	Restricted Stock Units Incentive Award Program	8-K	000- 23993	10.1	01/20/2011
10.28*	Restricted Stock Unit Incentive Award Program — Form of Award Letter	8-K	000- 23993	10.2	01/20/2011

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.29*	Form of Indemnification Agreement for Directors, Elected Officers and certain employees or agents of the registrant	8-K	000- 23993	10.1	06/24/2008
10.30††	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and the registrant	8-K/A	000- 23993	10.1	07/23/2009
10.31	Credit Agreement, dated as of November 19, 2010, among the registrant, Bank of America, N.A. and the other lenders party thereto.	8-K	000- 23993	10.1	11/22/2010
10.32	First Amendment to Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto	8-K	000- 2393	10.1	11/01/2011
10.33	Letter agreement dated February 1, 2011 by and between Morgan Stanley & Co. Incorporated and the Registrant Regarding a Fixed Collared Accelerated Share Repurchase Transaction.					X
10.34	Lease Agreement dated February 1, 2000 between Conejo Valley Development Corporation and the registrant	10-K	000- 23993	10.17	03/19/2002
10.35	First Amendment dated July 1, 2009 to Lease Agreement dated February 1, 2000 between Conejo Valley Development Corporation and the registrant.	10-K	000- 23993	10.30	02/03/2010
10.36	Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.21	03/31/2003
10.37	Amendment dated September 30, 2005 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.43	02/04/2009
10.38	Second Amendment dated October 15, 2010 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.36	02/02/2011
10.39††	Lease Agreement dated December 17, 2004 between Irvine Commercial Property Company and the registrant	10-K	000- 23993	10.38	03/01/2005
10.40	First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-Q	000- 23993	10.2	10/24/2007
10.41	Fourth Amendment dated November 19, 2007 to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.43	01/28/2008

Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.42	Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.44	01/28/2008
10.43	First Amendment dated November 12, 2008 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.49	02/04/2009
10.44	Second Amendment, Third Amendment, and Fourth Amendment dated July 30, 2010, September 14, 2010 and November 15, 2010, respectively, to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.42	02/02/2011

10.45	Fifth and Sixth Amendment dated April 24, 2011 and August 2, 2011, respectively to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant					X

21.1	Subsidiaries of the Company					X

23.1	Consent of KPMG LLP					X

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

*	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.