Form 10-Q
period 2012-03-31
BROADCOM CORP
filed 2012-05-01
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No ☑

As of March 31, 2012 the registrant had 498 million shares of Class A common stock, $0.0001 par value, and 53 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2012

Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2012 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	$000,000	$000,000
	March 31, 2012	December 31, 2011
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,325	$4,146
Short-term marketable securities	350	383
Accounts receivable, net	763	678
Inventory	475	421
Prepaid expenses and other current assets	141	124

Total current assets	3,054	5,752
Property and equipment, net	418	368
Long-term marketable securities	388	676
Goodwill	3,606	1,787
Purchased intangible assets, net	2,023	400
Other assets	84	57

Total assets	$9,573	$9,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$518	$442
Wages and related benefits	146	175
Deferred revenue and income	13	21
Accrued liabilities	511	461

Total current liabilities	1,188	1,099
Long-term debt	1,196	1,196
Other long-term liabilities	308	224
Commitments and contingencies
Shareholders’ equity:
Common stock	-	-
Additional paid-in capital	12,070	11,821
Accumulated deficit	(5,162)	(5,250)
Accumulated other comprehensive loss	(27)	(50)

Total shareholders’ equity	6,881	6,521

Total liabilities and shareholders’ equity	$9,573	$9,040

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	$000,000,000,00	$000,000,000,00
	Three Months Ended March 31,
	2012	2011
	(In millions, except per share data)
Net revenue:
Product revenue	$1,770	$1,752
Income from Qualcomm Agreement	52	52
Licensing revenue	5	12

Total net revenue	1,827	1,816
Costs and expenses:
Cost of product revenue	918	894
Research and development	546	498
Selling, general and administrative	179	179
Amortization of purchased intangible assets	17	7
Impairments of long-lived assets	28	9
Restructuring costs, net	3	-
Settlement costs (gains), net	86	(5)

Total operating costs and expenses	1,777	1,582
Income from operations	50	234
Interest expense, net	(6)	-
Other expense, net	(1)	(1)

Income before income taxes	43	233
Provision (benefit) for income taxes	(45)	5

Net income	$88	$228

Net income per share (basic)	$0.16	$0.42

Net income per share (diluted)	$0.15	$0.40

Weighted average shares (basic)	548	539

Weighted average shares (diluted)	570	575

Dividends per share	$0.10	$0.09

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	$000,000,000,00	$000,000,000,00
	Three Months Ended March 31,
	2012	2011
	(In millions)
Cost of product revenue	$9	$7
Research and development	94	102
Selling, general and administrative	47	36

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	$000,000,000,00	$000,000,000,00
	Three Months Ended March 31,
	2012	2011
	(In millions)
Net income	$88	$228
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2012 and 2011	20	11
Unrealized gains (losses) on marketable securities, net of $0 tax in 2012 and 2011	3	(1)

Other comprehensive income	23	10

Comprehensive income	$111	$238

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	$000,000,000	$000,000,000
	Three Months Ended March 31,
	2012	2011
	(In millions)
Operating activities
Net income	$88	$228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28	23
Stock-based compensation expense:
Stock options and other awards	27	41
Restricted stock units	123	104
Acquisition-related items:
Amortization of purchased intangible assets	54	22
Impairments of long-lived assets	28	9
Changes in operating assets and liabilities:
Accounts receivable	(51)	59
Inventory	38	48
Prepaid expenses and other assets	(11)	(28)
Accounts payable	52	(70)
Deferred revenue and income	(9)	(9)
Accrued settlement costs	87	—
Other accrued and long-term liabilities	(86)	(94)

Net cash provided by operating activities	368	333

Investing activities
Net purchases of property and equipment	(74)	(45)
Net cash paid for acquired company	(3,393)	—
Purchases of marketable securities	(334)	(654)
Proceeds from sales and maturities of marketable securities	706	795

Net cash provided by (used in) investing activities	(3,095)	96

Financing activities
Repurchases of Class A common stock	—	(421)
Dividends paid	(55)	(48)
Payment of assumed contingent consideration	(53)	—
Proceeds from issuance of common stock	62	112
Minimum tax withholding paid on behalf of employees for restricted stock units	(48)	(57)

Net cash used in financing activities	(94)	(414)

Increase (decrease) in cash and cash equivalents	(2,821)	15
Cash and cash equivalents at beginning of period	4,146	1,622

Cash and cash equivalents at end of period	$1,325	$1,637

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

1. Summary of Significant Accounting Policies

Our Company

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a global leader and innovator in semiconductor solutions for wired and wireless communications. Broadcom® products seamlessly deliver voice, video, data and multimedia connectivity in the home, office and mobile environments. We provide the industry’s broadest portfolio of state-of-the-art system-on-a-chip, or SoC, and software solutions.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on February 1, 2012.

In February 2012, we completed our acquisition of NetLogic Microsystems, Inc., or NetLogic. The unaudited consolidated financial statements include the results of operations of NetLogic commencing as of the acquisition date and are included in our Infrastructure & Networking reportable segment. See Note 3 for a further discussion.

The interim unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at March 31, 2012 and December 31, 2011, and our consolidated results of operations and cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Impairment of Goodwill and Other Long-Lived Assets

We evaluate goodwill on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting units is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We determine the fair values of our reporting units using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

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

We test long-lived assets and purchased intangible assets (other than goodwill and IPR&D in development) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows that the assets are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets.

Guarantees and Indemnifications

In some agreements to which we are a party, we have agreed to indemnify the other party for certain matters, including, but not limited to product liability. We include intellectual property indemnification provisions in our standard terms and conditions of sale for our products and have also included such provisions in certain agreements with third parties. We have and will continue to evaluate and provide reasonable assistance for these other parties. This may include certain levels of financial support to minimize the impact of the litigation in which the other parties are involved. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions and no liabilities therefor have been recorded in the accompanying consolidated financial statements. However, the maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant.

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

Litigation and Settlement Costs

Legal costs are expensed as incurred. We are involved in disputes, litigation and other legal actions in the ordinary course of business. We continually evaluate uncertainties associated with litigation and record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. In the event of settlement discussions, this generally occurs when an agreement in principle has been reached by both parties that include substantive terms, conditions and amounts. If a settlement has more than one element, we account for the agreement as a multiple element arrangement and allocate the consideration to the identifiable elements based on relative fair value. Past multiple element settlement agreements have included the licensing of intellectual property for future use and payments related to alleged prior infringement.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive incomer in two separate but consecutive statements. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We adopted the provisions of this guidance effective January 1, 2012, as reflected in the unaudited condensed consolidated statements of comprehensive income herein.

2. Supplemental Financial Information

Net Revenue

The following table presents details of our product revenue:

	Three Months Ended March 31,
	2012	2011
Product sales through direct sales force	76.7%	76.9%
Product sales maintained under fulfillment distributor arrangements	7.7	8.1
Product sales through distributors	15.7	15.0

	100.0%	100.0%

Income from the Qualcomm Agreement is expected to be recognized as follows:

	0000000	0000000	0000000	0000000	0000000	0000000
	Three Months Ending
	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	Total
	(In millions)
Income from Qualcomm Agreement	$48	$43	$43	$44	$43	$221

Inventory

The following table presents details of our inventory:

	00000000	00000000
	March 31,	December 31,
	2012	2011
	(In millions)
Work in process	$147	$135
Finished goods	328	286

	$475	$421

Property and Equipment

The following table presents details of our property and equipment:

	0000000	0000000	0000000
	Useful Life	March 31, 2012	December 31, 2011
	(In years)	(In millions)
Leasehold improvements	1 to 10	$218	$212
Office furniture and equipment	3 to 7	39	38
Machinery and equipment	5	442	396
Computer software and equipment	2 to 8	152	128
Construction in progress	N/A	27	26

		878	800
Less accumulated depreciation and amortization		(460)	(432)

		$418	$368

Goodwill

The following tables summarize the activity related to the carrying value of our goodwill:

	000000	000000	000000	000000	000000
	Reportable Segments
	Broadband Communications	Mobile & Wireless	Infrastructure & Networking	Foreign Currency	Consolidated
	(In millions)
Goodwill at December 31, 2011	$597	$470	$735	$(15)	$1,787
Goodwill recorded in connection with acquisitions	—	—	1,810	—	1,810
Effects of foreign currency translation	—	—	—	9	9

Goodwill at March 31, 2012	$597	$470	$2,545	$(6)	$3,606

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	00000000	00000000	00000000	00000000	00000000	00000000
	March 31, 2012			December 31, 2011
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In millions)
Developed technology	$1,770	$(304)	$1,466	$587	$(282)	$305
In-process research and development	325	—	325	59	—	59
Customer relationships	369	(133)	236	173	(117)	56
Other	31	(20)	11	23	(20)	3

	$2,495	$(457)	$2,038	$842	$(419)	$423

Effects of foreign currency translation			(15)			(23)

			$2,023			$400

In the three months ended March 31, 2012 we reclassified $1 million of IPR&D costs related to previous acquisitions to developed technology and such costs will now be amortized to cost of product revenue.

In March 2012 we recorded impairment charges for developed technology of $28 million, primarily related to our acquisitions of Dune Networks, Inc. and Percello Ltd. included in our Infrastructure & Networking and Broadband Communications reportable segments, respectively. The primary factor contributing to these impairment charges was the reduction in the revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with the impaired assets.

In determining the amount of these impairment charges we calculated fair values as of the impairment date for acquired developed technology. The fair value was determined using the multiple period excess earnings method, described in Note 3. The fair values were determined using significant unobservable inputs categorized as Level 3 inputs. The key unobservable inputs utilized in the model include discount rates ranging from 15% to 25%, a tax rate of 15%, and a probability adjusted level of future cash flows based on current product and market data.

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	000000000	000000000
	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Cost of product revenue	$37	$15
Other operating expenses	17	7

	$54	$22

The following table presents details of the estimated future amortization of existing purchased intangible assets, including IPR&D.

	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Purchased Intangible Asset Amortization by Year
	2012	2013	2014	2015	2016	Thereafter	Total
	(In millions)
Cost of product revenue	$157	$180	$231	$222	$200	$789	$1,779
Other operating expenses	78	56	62	31	9	8	244

	$235	$236	$293	$253	$209	$797	$2,023

Accrued Liabilities

The following table presents details of our accrued liabilities:

	000000000	000000000
	March 31,	December 31,
	2012	2011
	(In millions)
Accrued rebates	$302	$317
Accrued royalities	26	18
Accrued settlement charges	69	28
Accrued legal costs	17	16
Accrued taxes	15	16
Warranty reserve	12	14
Restructuring liabilities	5	6
Other	65	46

	$511	$461

Other Long-Term Liabilities

The following table presents details of our other long-term liabilities:

	0000000000	0000000000
	March 31,	December 31,
	2012	2011
	(In millions)
Deferred rent	$50	$48
Accrued taxes	60	24
Deferred tax liabilities	79	80
Accrued settlement charges	94	48
Restructuring liabilities	1	2
Other long-term liabilities	24	22

	$308	$224

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates:

	$000,000,00	$000,000,00
	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Beginning balance	$317	$270
Charged as a reduction of revenue	147	152
Reversal of unclaimed rebates	(3)	(2)
Payments	(159)	(139)

Ending balance	$302	$281

Warranty Reserve Activity

The following table summarizes activity related to the warranty reserve:

	$000,000,00	$000,000,00
	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Beginning balance	$14	$13
Charged to costs and expenses	1	2
Payments	(3)	(4)

Ending balance	$12	$11

Restructuring Activity

The following table summarizes activity related to our current and long-term restructuring liabilities during the three months ended March 31, 2012:

Three Months Ended
March 31, 2012
(In millions)
Beginning balance	$8
Charged to expense	3
Cash Payments	(5)

Ending balance	$6

Settlement Costs (Gains)

In the three months ended March 31, 2012 we recorded settlement costs of $86 million related to patent infringement claims. We recorded settlement gains of $5 million in the three months ended March 31, 2011. See Note 9.

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Three Months Ended
	March 31,
	2012	2011
	(In millions, except per share data)
Numerator: Net income	$88	$228

Denominator for net income per share (basic)	548	539
Effect of dilutive securities:
Stock awards	22	36

Denominator for net income per share (diluted)	570	575

Net income per share (basic)	$0.16	$0.42

Net income per share (diluted)	$0.15	$0.40

Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 27 million and 11 million anti-dilutive common share equivalents in the three months ended March 31, 2012 and 2011, respectively.

Supplemental Cash Flow Information

In the three months ended March 31, 2012 we accrued $3 million related to stock option exercises that had not settled by March 31, 2012. In the three months ended March 31, 2012, we paid $41 million for capital equipment that was accrued as of December 31, 2011 and had billings of $30 million for capital equipment that were accrued but not yet paid as of March 31, 2012.

3. Business Combinations

On February 17, 2012 we completed our acquisition of NetLogic, a publicly traded company that is a leader in high performance intelligent semiconductor solutions for next generation networks. The combination enables Broadcom to deliver best-in-class, seamlessly integrated network infrastructure platforms to its customers, reducing both time-to-market and development costs. The addition of NetLogic also extends Broadcom’s infrastructure portfolio with key technologies, including multi-core embedded processor and knowledge-based processor solutions, both critical enablers of the next generation infrastructure build-out. In connection with the acquisition we paid $3.61 billion, exclusive of cash acquired, to acquire all of the outstanding shares of capital stock and other equity rights of NetLogic. The purchase price was paid in cash, except for certain equity awards with a fair value of $349 million were assumed. Approximately $137 million of the equity consideration was recorded as goodwill and $212 million will be recognized as stock-based compensation expense primarily over the next two to three years.

The unaudited consolidated financial statements include the results of operations of NetLogic commencing as of the acquisition date and are included in our Infrastructure & Networking reportable segment. Included in the unaudited consolidated statement of income for the three months ended March 31, 2012 was net revenue of $33 million for NetLogic and an operating loss of $73 million. In connection with the acquisition, our results of operations in the three months ended March 31, 2012 included: (i) stock-based compensation of $27 million, of which $17 million related to the accelerated vesting of equity awards upon the termination of certain employees with change in control agreements, (ii) the amortization of purchased intangibles of $27 million, and (iii) the amortization of acquired inventory valuation step-up of $20 million. We also incurred certain severance and other benefit costs of $2 million in the three months ended March 31, 2012 that are classified as restructuring costs in our unaudited consolidated statement of income. Lastly, we incurred $6 million in transaction costs related to legal, accounting and other related fees, of which $1 million was recorded in the three months ended March 31, 2012 in selling, general and administrative expense and the remaining was previously expensed in 2011.

Our primary reason for acquiring NetLogic was to enhance our ability to deliver a complete, end-to-end network infrastructure solution for customers. In addition, it allows us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. The principal factor that resulted in the recognition of goodwill was that the purchase price for NetLogic was based on cash flow projections assuming the integration of any acquired technology and products with our products, which is of considerably greater value than utilizing NetLogic’s technology or product on a standalone basis.

We have preliminarily estimated the fair value of the acquired assets and liabilities for NetLogic. We allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. We expect to finalize the allocation of the NetLogic acquisition by the end of the second quarter of 2012. The purchase price for NetLogic was preliminarily allocated as follows:

2012
Acquisitions
(In millions)
Fair Market Values
Cash and cash equivalents	$219
Short-term marketable securities	48
Accounts receivable, net	34
Inventory	92
Prepaid and other current assets	8
Property and equipment, net	16
Other assets	23
Purchased intangible assets	1,696
Goodwill	1,810

Total assets acquired	3,946
Accounts payable	35
Accrued liabilities	20
Net deferred tax liabilities	46
Contingent consideration	53
Long-term liabilities	43

Total liabilities assumed	197

Purchase price allocation	$3,749

	Useful	NetLogic
	Life	Acquisition
	(In years)	(In millions)
Purchased Intangible Assets:
Developed technology	6 - 14	$1,226
In-process research and development	10-13	267
Customer relationships	3 - 5	196
Other	3	7

		$1,696

Purchased Intangible Assets

Developed technology represents patented technology and completed technology. Patented technology is the fundamental technology that survives multiple product iterations, while completed technology is specific to certain products acquired. Both of these technologies have passed technological feasibility. We generally use a relief-from-royalty method to value patented technology, based on market royalties for similar fundamental technologies. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the patented technology. The market-derived royalty rate is then applied to estimate the royalty savings. To value completed technology, we generally use a multi-period excess earnings approach which calculates the value based on the risk-adjusted present value of the cash flows specific to the products, allowing for a reasonable return.

The fair value of the IPR&D from the NetLogic acquisition was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital, the return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on patented technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration and growth rates. We believe the amount recorded as IPR&D, as well as developed technology, represented the fair value and approximate the amount a market participant would pay for these projects as of the acquisition date.

The following table summarizes the significant assumptions underlying the valuation of IPR&D at the NetLogic acquisition date:

Weighted
		Average	Average		Risk
		Estimated	Estimated	Estimated	Adjusted
		Percent	Time to	Cost to	Discount
Company Acquired	Development Projects	Complete	Complete	Complete	Rate	IPR&D
			(In years)	(In millions)		(In millions)
NetLogic	Next generation networks	10%	4.3	$401	17%	$267

At March 31, 2012 all development projects from the NetLogic acquisition were still in process. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Research and development costs to bring the products of NetLogic to technological feasibility are not expected to have a material impact on our results of operations or financial condition. Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.

Customer relationships represent the fair value of future projected revenue that will be derived from the sale of products to existing customers of NetLogic.

Contingent Earn-out Consideration

In connection with our NetLogic acquisition, we assumed a liability of $53 million related to contingent consideration in connection with one of NetLogic’s prior acquisitions and subsequently paid this amount in the three months ended March 31, 2012. Additional cash consideration of up to $57 million may be paid to the former shareholders of this prior acquisition upon satisfaction of certain future performance goals. As of March 31, 2012 we do not have any liabilities recorded in connection with any remaining contingent earn-out consideration, as we believe that the achievement of the future performance goals is unlikely.

Supplemental Pro Forma Data (Unaudited)

The unaudited pro forma statement of income data below gives effect to our 2012 and 2011 acquisitions as if they had occurred at the beginning of the year prior to their respective acquisition dates. The following data includes the effects of amortization of purchased intangible assets and acquired inventory valuation step-up, stock-based compensation expense, foregone interest as a result of cash paid to acquire the companies, and other one-time transactions costs directly associated with the acquisitions such as legal, accounting and banking fees. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place in the periods noted above.

	0000000000	0000000000
	Three Months Ended
	March 31,
	2012	2011
	(In millions, except per share data)
Pro forma net revenue	$1,877	$1,929

Pro forma net income	$116	$165

Pro forma net income per share (basic)	$0.21	$0.30

Pro forma net income per share (diluted)	$0.20	$0.28

BroadLight, Inc. Acquisition

In April 2012 we completed our previously announced acquisition of BroadLight, Inc., a privately held provider of highly integrated networking and fiber access passive optical network processors. We paid $203 million, exclusive of cash assumed, to acquire all of the outstanding shares of capital stock and other equity rights of BroadLight, of which $3 million will be paid in Broadcom restricted stock units for certain unvested employee stock options. Additional contingent earn-out consideration of up to $10 million in cash may be paid to the former holders of BroadLight capital stock and other rights upon satisfaction of certain future performance goals. A portion of the cash consideration payable to the stockholders will be placed into escrow to cover indemnity obligations. The results of operations of BroadLight will be included as of the acquisition date in our unaudited consolidated financial statements beginning in three months ended June 30, 2012.

4. Fair Value Measurements

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and marketable securities’ costs, gross unrealized gains, gross unrealized losses and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities:

	March 31, 2012
		Gross	Gross			Short-Term	Long-Term
		Unrealized	Unrealized		Cash and	Marketable	Marketable
	Cost	Gains	Losses	Fair Value	Cash Equivalents	Securities	Securities
Cash	$151	$—	$—	$151	$151	$—	$—
Level 1:
Bank deposits	655	—	—	655	654	1	—
Money market funds	89	—	—	89	89	—	—
U.S. treasury and and agency obligations	404	—	—	404	140	116	148
Corporate bonds	3	—	—	3	—	3	—

Subtotal	1,151	—	—	1,151	883	120	148

Level 2:
Commercial paper	291	—	—	291	291	—
Corporate bonds	452	1	—	453		225	228
Asset-backed securities and other	17	—	—	17	—	5	12

Subtotal	760	1	—	761	291	230	240

Level 3:
None	—	—	—	—	—	—	—

Total	$2,062	$1	$—	$2,063	$1,325	$350	$388

	December 31, 2011
		Gross	Gross			Short-Term	Long-Term
		Unrealized	Unrealized		Cash and	Marketable	Marketable
	Cost	Gains	Losses	Fair Value	Cash Equivalents	Securities	Securities
Cash	$154	$—	$—	$154	$154	$—	$—
Level 1:
Bank deposits	2,717	—	—	2,717	2,716	—	1
Money market funds	914	—	—	914	914	—	—
U.S. treasury and and agency obligations	469	—	—	469	—	90	379
Corporate bonds	7	—	—	7	—	7	—

Subtotal	4,107	—	—	4,107	3,630	97	380
Level 2:
Commercial paper	381	—	—	381	311	70	—
Corporate bonds	543	1	(2)	542	51	211	280
Asset-backed securities and other	21	—	—	21	—	5	16

Subtotal	945	1	(2)	944	362	286	296
Level 3:
None	—	—	—	—	—	—	—

Total	$5,206	$1	$(2)	$5,205	$4,146	$383	$676

There were no transfers between Level 1, Level 2 or Level 3 securities in the three months ended March 31, 2012. All of our long-term marketable securities had maturities of between one and three years in duration at March 31, 2012. Our cash, cash equivalents and marketable securities at March 31, 2012 consisted of $1.30 billion held domestically, with the remaining balance of $762 million held by foreign subsidiaries.

At March 31, 2012 we had 131 investments with a fair value of $484 million that were in an unrealized loss position for less than 12 months. Our gross unrealized losses of less than $1 million for these investments at March 31, 2012 were due to changes in interest rates. We have determined that the gross unrealized losses on these investments at March 31, 2012 are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.

Instruments Not Recorded at Fair Value on a Recurring Basis. We measure the fair value of our long-term debt carried at amortized cost quarterly for disclosure purposes. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $1.23 billion and $1.22 billion as of March 31, 2012 and December 31, 2011 respectively. The recorded values of all our accounts receivable and accounts payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis. We measure the fair value of our cost method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a business acquisition, and goodwill and other long lived assets when they are held for sale or determined to be impaired. See Notes 2 and 3 for discussion on fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

5. Income Taxes

We recorded a tax benefit of $45 million and a tax provision of $5 million for the three months ended March 31, 2012 and 2011, respectively. Our effective tax rates were (104.7)% and 2.1% in the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, the difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, and for the three months ended March 31, 2012, $46 million of tax benefits resulting from reductions in our U.S. valuation allowance on certain deferred tax assets, due to recording net deferred tax liabilities for identifiable intangible assets under purchasing accounting for our acquisition of NetLogic.

During the three months ended March 31, 2012, our U.S. parent was loaned $1.5 billion by its foreign subsidiaries, which was used to facilitate the acquisition of NetLogic. To the extent this loan is not repaid by August 2012, it will be treated as a taxable repatriation of our prior foreign earnings for U.S. income tax purposes. We believe that it is unlikely that this loan will be repaid, and therefore, we have treated the amount as includible in U.S. taxable income in calculating our income tax provision for the quarter ended March 31, 2012. This intercompany payment did not result in a tax liability for us because it was offset by our net operating loss and tax credit carryforwards. The $3.61 billion cash purchase price to acquire NetLogic greatly exceeded the purchase price of any prior cash acquisition we have made. The acquisition of NetLogic is unusual and nonrecurring. Our other cash acquisitions have been for significantly lower purchase prices, and we have never previously determined it prudent or necessary to access our prior years’ foreign earnings to facilitate an acquisition. We do not currently expect any future need to access our prior years’ foreign earnings, and therefore, aside from the $1.5 billion used to facilitate the NetLogic acquisition, we intend to continue to permanently reinvest our foreign earnings.

We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $60 million and $62 million at March 31, 2012 and December 31, 2011, respectively.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2002 through 2011 tax years generally remain subject to examination by tax authorities. Our income tax returns for the 2007, 2008 and 2009 tax years are currently under examination by the Internal Revenue Service.

In December, 2010 the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted. A provision in this legislation provided for the extension of the research and development tax credit for qualifying expenditures paid or incurred from January 1, 2010 through the expiration date of December 31, 2011. As a result of this legislation, we generated federal research and development tax credits of $118 million for the year ended December 31, 2011. These tax credits, if unutilized, will carry forward to future periods. No tax benefit was recorded for these carryovers since we have a full valuation allowance on our U.S. net deferred tax assets.

We operate under tax holidays in Singapore, which are effective through March 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds. We have begun discussions with the Singapore Economic Development Board with respect to tax incentives for periods after March 31, 2014.

6. Long-Term Debt and Credit Facility

The following table presents details of our long-term debt liabilities:

	$000,000	$000,000
	March 31,	December 31,
	2012	2011
	(In millions)
1.500% fixed-rate notes, due 2013	$300	$300
2.375% fixed-rate notes, due 2015	400	400
2.700% fixed-rate notes, due 2018	500	500

	$1,200	$1,200
Unaccreted discount	(4)	(4)

	$1,196	$1,196

We also have a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $500 million with a maturity date of November 19, 2016, at which time all outstanding revolving facility loans (if any) and accrued and unpaid interest must be repaid. No amounts were outstanding on our credit facility at March 31, 2012 and December 31, 2011.

The long-term debt and credit facility contain customary representations, warranties and covenants.

7. Shareholders’ Equity

Quarterly Dividend

In January 2012 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased the quarterly cash dividend by 11.1% to $0.10 per share ($0.40 per share on an annual basis) and declared a quarterly cash dividend of $0.10 per share payable to holders of our common stock. In the three months ended March 31, 2012 and 2011 we paid $55 million and $49 million, respectively, in dividends to holders of our Class A and Class B common stock. These dividends were paid from U.S. domestic sources other than our retained earnings and are accounted for as reductions of shareholders’ equity.

8. Employee Benefit Plans

Combined Incentive Plan Activity

Activity under all stock option incentive plans is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2011	66	$27.47	$15.10
Options assumed	4	9.71	27.54
Options cancelled	—	34.52	13.03
Options exercised	(4)	19.06	14.42

Balance at March 31, 2012	66	$26.82	$14.53

Restricted stock unit activity is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2011	22	$32.88
Restricted stock units granted	10	36.52
Restricted stock units assumed	6	37.55
Restricted stock units cancelled	—	33.50
Restricted stock units vested	(4)	26.38

Balance at March 31, 2012	34	$34.16

The per share fair values of rights granted in connection with the employee stock purchase plan and stock options assumed in the three months ended March 31, 2012 have been estimated with the following weighted average assumptions:

	$000	$000
	Employee Stock Purchase Rights	Assumed Employee Stock Options
Expected life (in years)	0.82	1.39
Implied Volatility	0.40	0.41
Risk-free interest rate	0.11%	0.22%
Expected dividend yield	1.10%	1.00%
Weighted average fair value	$9.88	$27.54

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in the unaudited condensed consolidated statements of income:

	$000	$000
	Three Months Ended March 31,
	2012	2011
	(In millions)
Cost of product revenue	$9	$7
Research and development	94	102
Selling, general and administrative	47	36

	$150	$145

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2012 through 2016 related to unvested share-based payment awards:

	$00,00,000	$00,00,000	$00,00,000	$00,00,000	$00,00,000	$00,00,000
	2012	2013	2014	2015	2016	Total
	(In millions)
Unearned stock-based compensation	$382	$377	$244	$117	$14	$1,134

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

Intellectual Property Proceedings

In September 2009 we filed a complaint in the United States District Court for the Central District of California against Emulex Corporation, or Emulex, alleging infringement of ten patents generally relating to networking technologies. In subsequent filings, we added two additional patents and withdrew six patents, bringing the total to six asserted patents. In its answers, Emulex denied liability and asserted counterclaims seeking a declaratory judgment that the asserted patents are invalid and not infringed. A trial occurred in September and October 2011, and the Court heard post-trial motions in December 2011. The Court found that all six asserted Broadcom patents are not invalid. The Court further found Emulex infringed U.S. Patent No. 7,058,150 and 7,471,691. In March 2012, the Court granted Broadcom’s motion for an injunction on the ‘150 and ‘691 patents and in April 2012, the Court entered an injunction against Emulex. On the remaining four patents, the jury found one patent not infringed and failed to reach a verdict on the other three, resulting in a mistrial on those three patents. The Court has scheduled a new trial on the three patents for April 2013.

In November 2009 we filed a complaint in the United States District Court for the Eastern District of Texas against the Commonwealth Scientific and Industrial Research Organisation, or CSIRO, seeking a declaratory judgment that a certain U.S. patent number is invalid, unenforceable and not infringed. CSIRO answered the complaint and counterclaimed for infringement against Broadcom wireless LAN products and sought damages, attorney’s fees, and an injunction. Following a court ordered mediation session in March 2012, Broadcom and CSIRO entered into a settlement agreement resolving the litigation and the Court dismissed the parties’ claims with prejudice.

In August 2010, we filed a motion to intervene (i.e., to be added as a party) in U.S. Ethernet Innovations, LLC v. Acer, Inc., Case No. 10-cv-03724-JW (N.D. Cal.). In this case, U.S. Ethernet Innovations, LLC, or USEI, filed a patent infringement complaint alleging that numerous companies, including certain of our customers, infringe four patents relating generally to Ethernet technology. USEI seeks monetary damages, attorney’s fees, and an injunction. Defendants have filed answers denying the allegations in USEI’s complaint and asserting counterclaims for declaratory judgment that USEI’s patents are invalid, unenforceable, and not infringed. We contend that we have a license related to USEI’s patents and are seeking to assert this license as a defense. In December 2010, the Court granted our motion to intervene. No trial date has been set.

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

Other Litigation

In November 2009 Emulex filed a complaint in the Central District of California against us alleging violation of the antitrust laws, defamation, and unfair competition. The complaint seeks injunctive relief and monetary damages, including treble damages and attorneys’ fees. In January 2010, Emulex filed an amended complaint in which Emulex removed, among other things, the claim of unfair competition. In February 2010, we filed motions to dismiss the case and a motion to strike. In June 2010, the District Court granted in part and denied in part our motion to dismiss and denied our motion to strike. In April 2012, the Court granted a joint stipulation to dismiss Emulex’s antitrust, defamation, and unfair competition case against us without prejudice.

In April 2008 we delivered a Notice of Arbitration and Arbitration Claim to our former independent registered public accounting firm Ernst & Young LLP, or E&Y, and certain related parties. The arbitration relates to the issues that led to the restatement of our financial statements for the periods from 1998 through March 31, 2006 as disclosed in an amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and an amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed with the SEC January 23, 2007. In May 2008 E&Y delivered a Notice of Defense and Counterclaim. The arbitration hearing has been scheduled for October 2012.

In September 2011, two lawsuits were filed by stockholders of NetLogic purporting to assert claims arising from our entry into a definitive merger agreement with NetLogic under which a subsidiary of Broadcom, I&N Acquisition Corp., was to be merged with and into NetLogic. On November 11, 2011, all parties to these actions, captioned New Jersey Carpenters’ Pension Fund v. Broyles et al., (Cal. Super. Ct. County of Santa Clara, Case No. 1-11-CV-209381) (referred to as the California Action), and Danielo v. NetLogic Microsystems, et al., (Del. Ct. of Chancery, Case No. 6881-VCG) (referred to as the Delaware Action), executed a Memorandum of Understanding, or MOU, respecting a proposed settlement of the claims in each of those actions. The terms of the proposed settlement required NetLogic to make certain supplemental disclosures regarding the merger in a Form 8-K filed with the SEC by NetLogic on November 14, 2011, and contemplate the payment by NetLogic of attorneys fees’ and costs to counsel representing the plaintiffs in the amount of $795,000, or such lower amount as the Court may order. A preliminary settlement hearing has been conducted and notice of the settlement has been provided to the proposed settlement class. A final settlement hearing is scheduled for June 22, 2012.

SEC Investigation

In February 2012 we were notified by the SEC’s Division of Enforcement—Los Angeles Regional office that it is conducting a formal investigation of our accounting practices related to litigation reserves. The SEC has requested documents and information for the time period commencing June 1, 2010 to the present. We believe that the SEC’s investigation was prompted by allegations of a former employee relating to our processes and decisions regarding litigation reserves in the first quarter of 2011 in connection with asserted and unasserted intellectual property claims. Following our receipt of these allegations in April 2011, we, with oversight from the Audit Committee of the Board of Directors, conducted an internal review of these allegations with the assistance of independent outside counsel and did not identify any improprieties. This investigation was completed during the three months ended June 30, 2011. In addition, based on the internal review, the results of which were discussed with the our independent registered public accounting firm, we determined that no adjustments to our fiscal 2010 and March 31, 2011 consolidated financial statements were necessary relating to the subject matter of the review. We are cooperating with the SEC’s investigation.

General

We and our subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. We will disclose the nature of any such matter if we believe it to be material.

The pending proceedings described above involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. From time to time we may enter into confidential discussions regarding the potential settlement of pending intellectual property or other litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. In the course of such settlement discussions, if we conclude that a settlement is probable and the settlement amount is estimable we may record settlement costs, notwithstanding not having reached a final settlement agreement. In the three months ended March 31, 2012 we recorded settlement costs of $86 million, related to the settlement of patent infringement claims referenced above. Also, upon the occurrence of certain events, we may be required to record additional settlement costs of up to $20 million related to a patent infringement case that settled in 2011. The settlement of any pending litigation or other proceedings could require us to incur substantial settlement payments and costs. Furthermore, the settlement of any intellectual property proceeding may require us to grant a license to certain of our intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. See Note 1 for an additional discussion of our accounting policy under “Litigation and Settlement Costs”.

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

We also report an “All Other” category that primarily includes licensing revenue and income from the Qualcomm Agreement since it is principally the result of corporate efforts. “All Other” also includes operating expenses that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. Operating costs and expenses that are not allocated include stock-based compensation, amortization of purchased intangible assets, impairment of goodwill and other long-lived assets, net settlement costs, net restructuring costs, charitable contributions, employer payroll tax on certain stock option exercises, and other miscellaneous expenses related to corporate allocations that were either over or under the original projections at the beginning of the year. We include stock-based compensation and acquisition-related items in the “All Other” category as decisions regarding equity compensation are made at the corporate level and our CODM reviews reportable segment performance exclusive of these charges. Our CODM does not review information regarding total assets, interest income or income taxes on an operating segment basis. The accounting policies for segment reporting are the same as for Broadcom as a whole.

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In millions)
Three Months Ended March 31, 2012
Net revenue	$494	$875	$406	$52	$1,827
Operating income (loss)	104	124	107	(285)	50

Three Months Ended March 31, 2011
Net revenue	$490	$854	$419	$53	$1,816
Operating income (loss)	84	138	154	(142)	234

Included in the “All Other” category:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Net revenue	$52	$53

Stock-based compensation	$150	$145
Amortization of purchased intangible assets	54	22
Amortization of acquired inventory valuation step-up	22	5
Impairments of long-lived assets	28	9
Settlement costs (gains), net	86	(5)
Restructuring costs, net	3	—
Employer payroll tax on certain stock option exercises	2	3
Miscellaneous corporate allocation variances	(8)	16

Total other operating costs and expenses	$337	$195

Total operating loss for the “All Other” category	$(285)	$(142)

Significant Customer and Geographical Information

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended March 31,
	2012	2011
Five largest customers as a group	49.2%	41.4%

Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Three Months Ended March 31,
	2012	2011
China (exclusive of Hong Kong)	32.7%	31.7%
Hong Kong	26.4	25.7
Singapore, Taiwan and Japan	26.5	24.3
Europe	1.2	2.4
Other	12.6	15.1

	99.4%	99.2%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.

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

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected total net revenue, costs and expenses and product and total gross margin; our accounting estimates, assumptions and judgments; the demand for our products; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our ability to consummate acquisitions and integrate their operations successfully, including our acquisition of NetLogic Microsystems, Inc.; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense and stock-based compensation as a percentage of revenue; manufacturing, assembly and test capacity; the effect that economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; our success in pending intellectual property litigation matters; our potential needs for additional capital; inventory and accounts receivable levels; our ability to obtain future tax holidays in Singapore; our ability to permanently reinvest our foreign earnings; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; the level of accrued rebates; and income we expect to record in connection with the Qualcomm Agreement or similar arrangements in the future. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

Overview

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a global leader and innovator in semiconductor solutions for wired and wireless communications. Broadcom products seamlessly deliver voice, video, data and multimedia connectivity in the home, office and mobile environments. We provide the industry’s broadest portfolio of state-of-the-art system-on-a-chip, or SoC, and software solutions.

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

Our diverse product portfolio includes:

•

Broadband Communications (Solutions for the Home) Complete solutions for cable, xDSL, fiber, satellite and IP broadband networks to enable the connected home, including set-top boxes and media servers, residential modems and gateways, femtocells and wired home networking solutions.

•

Mobile & Wireless (Solutions for the Hand) — Low-power, high-performance and highly integrated solutions powering the mobile and wireless ecosystem, including Wi-Fi and Bluetooth, cellular modems, personal navigation and global positioning, near field communications (NFC), Voice over IP (VoIP), multimedia and application processing, and mobile power management solutions.

•

Infrastructure & Networking (Solutions for Infrastructure) — Highly integrated solutions for carriers, service providers, enterprises, small-to-medium businesses and data centers for network infrastructure needs, including Ethernet switches, physical layer (PHY), multicore embedded processors, knowledge-based processors, digital front ends for wireless infrastructure, switch fabric solutions, high-speed Ethernet controllers and microwave backhaul devices.

Our product revenue consists principally of sales of semiconductor devices and, to a lesser extent, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. The majority of our product sales occur through the efforts of our direct sales force. The remaining balance of our product sales occurs through distributors. Our licensing revenue and income is generated from the licensing of our intellectual property, of which the vast majority to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm Incorporated. The licensing revenue from our agreement with Verizon Wireless ended in March 2009 and the income from the Qualcomm Agreement is non-recurring and will terminate in the three months ending June 30, 2013. There can be no assurances that we will be able to enter into similar arrangements in the future. At March 31, 2012 we had deferred income of $5 million related to the Qualcomm Agreement.

A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2011 Annual Report on Form 10-K for the year ended December 31, 2011.

Operating Results for the Three Months Ended March 31, 2012

In the three months ended March 31, 2012 our net income was $88 million as compared to net income of $228 million in the three months ended March 31, 2011. The decrease in profitability was primarily related to lower gross margins due to the amortization of purchased intangible assets and inventory valuation step-up from our acquisition of NetLogic Microsystems, Inc., or NetLogic, in February 2012, an increase in research and development and stock-based compensation expenses associated with the NetLogic acquisition. In addition, we incurred charges related to settlement costs and the impairment of certain purchased intangible assets, offset by a non-recurring income tax benefit.

The unaudited consolidated financial statements include the results of operations of NetLogic commencing as of the acquisition date and are included in our Infrastructure & Networking reportable segment. Included in the unaudited consolidated statement of income for the three months ended March 31, 2012 was net revenue of $33 million for NetLogic and an operating loss of $73 million. In connection with the acquisition, our results of operations for the three months ended March 31, 2012 included: (i) stock-based compensation of $27 million, of which $17 million related to the accelerated vesting of equity awards upon the termination of certain employees with change in control agreements, (ii) the amortization of purchased intangibles of $27 million, and (iii) the amortization of acquired inventory valuation step-up of $20 million.

Other highlights during the three months ended March 31, 2012 include the following:

•

Our cash and cash equivalents and marketable securities were $2.06 billion at March 31, 2012, compared with $5.20 billion at December 31, 2011. This significant decrease was primarily the result of our acquisition of NetLogic discussed below. We generated cash flow from operations of $368 million during the three months ended March 31, 2012 as compared to $333 million in the three months ended March 31, 2011.

•

In January 2012 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased our quarterly cash dividend by 11.1% to $0.10 per share ($0.40 per share on an annual basis) and declared a quarterly cash dividend of $0.10 per share payable to holders of our common stock.

•

In February 2012 we completed our acquisition of NetLogic, a publicly traded company that is a leader in high performance intelligent semiconductor solutions for next generation networks. In connection with the acquisition, we paid $3.61 billion, exclusive of cash assumed, to acquire all of the outstanding shares of capital stock and other equity rights of NetLogic. The purchase price was paid in cash, except for a portion attributable to certain equity awards which were paid in the form of Broadcom equity. The equity awards had a fair value of $349 million, of which $137 million was considered part of the purchase price, and the remaining $212 will be recognized as stock-based compensation expense primarily over the next two to three years.

•

In February 2012 we recorded a favorable adjustment to the provision for income taxes of $46 million relating to the reversal of our valuation allowance. This was directly related to the establishment of a deferred tax liability associated with the step-up of NetLogic acquired identifiable intangible assets allocated to jurisdictions in which the statutory tax rate is above zero.

•	In March 2012 we recorded settlement costs of $86 million related to the settlement of patent infringement claims.

•	In March 2012 we recorded a purchased intangible impairment charge of $28 million primarily related to our acquisitions of Dune Networks, Inc. and Percello Ltd.

•

In April 2012 we completed our previously announced acquisition of BroadLight, Inc., a privately held provider of highly integrated networking and fiber access passive optical network processors. We paid $203 million, exclusive of cash assumed, to acquire all of the outstanding shares of capital stock and other equity rights of BroadLight, of which $3 million will be paid in Broadcom restricted stock units for certain unvested employee stock options. Additional consideration of up to $10 million in cash may be paid to the former holders of BroadLight capital stock and other rights upon satisfaction of certain future performance goals. The results of operations of BroadLight will be included as of the acquisition date in our unaudited consolidated financial statement beginning in three months ended June 30, 2012.

Business Enterprise Segments.

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband	Mobile &	Infrastructure &	All
	Communications	Wireless	Networking	Other	Consolidated
	(In millions)
Three Months Ended March 31, 2012
Net revenue	$494	$875	$406	$52	$1,827
Operating income (loss)	104	124	107	(285)	50

Three Months Ended March 31, 2011
Net revenue	$490	$854	$419	$53	$1,816
Operating income (loss)	84	138	154	(142)	234

Included in the “All Other” category:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Net revenue	$52	$53

Stock-based compensation	$150	$145
Amortization of purchased intangible assets	54	22
Amortization of acquired inventory valuation step-up	22	5
Impairments of long-lived assets	28	9
Settlement costs (gains), net	86	(5)
Restructuring costs, net	3	—
Employer payroll tax on certain stock option exercises	2	3
Miscellaneous corporate allocation variances	(8)	16

Total other operating costs and expenses	$337	$195

Total operating loss for the “All Other” category	$(285)	$(142)

For additional information about our business enterprise segments and “all other” category, see further discussion in Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

•	required levels of research and development and other operating costs;

•	stock-based compensation expense;

•	licensing and income from intellectual property;

•	impairment of goodwill and other long-lived assets;

•	deferral of revenue and costs under multiple-element arrangements;

•	amortization of purchased intangible assets;

•	settlement costs or gains;

•	cash-based incentive compensation expense;

•	litigation costs and insurance recoveries;

•	changes in tax laws, adjustments to tax reserves and the results of income tax audits;

•

the loss of interest income resulting from lower average interest rates and investment balance reductions resulting from expenditures on repurchases of our Class A common stock, dividends and acquisitions of businesses;

•	restructuring costs;

•	other-than-temporary impairment of marketable securities; and

charitable contributions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2012.

Results of Operations

The following table sets forth certain Unaudited Condensed Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	0000	0000
	Three Months Ended March 31,
	2012	2011
Net revenue:
Product revenue	96.9%	96.4%
Income from Qualcomm Agreement	2.8	2.9
Licensing revenue	0.3	0.7

Total net revenue	100.0	100.0
Costs and expenses:
Cost of product revenue	50.2	49.2
Research and development	29.9	27.4
Selling, general and administrative	9.8	9.9
Amortization of purchased intangible assets	0.9	0.4
Impairments of long-lived assets	1.5	0.5
Restructuring costs, net	0.3	—
Settlement costs (gains), net	4.7	(0.3)

Total operating costs and expenses	97.3	87.1
Income from operations	2.7	12.9
Interest expense, net	(0.3)	—
Other expense, net	(0.1)	(0.1)

Income before income taxes	2.3	12.8
Provision (benefit) for income taxes	(2.5)	0.2

Net income	4.8%	12.6%

The following table presents details of product and total gross margin as a percentage of product and total revenue, respectively:

	0000	0000
	Three Months Ended March 31,
	2012	2011
Product gross margin	48.1%	49.0%
Total gross margin	49.8	50.8

The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the unaudited condensed consolidated statements of income data above:

	0000	0000
	Three Months Ended March 31,
	2012	20111
Cost of product revenue	0.5%	0.4%
Research and development	5.1	5.6
Selling, general and administrative	2.6	2.0

Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin

The following tables present net revenue, cost of product revenue, product gross margin and total gross margin:

	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000
	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011			% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	in Amount
	(In millions, except percentages)
Product revenue	$1,770	96.9%	$1,752	96.4%	$18	1.0%
Income from Qualcomm Agreement	52	2.8	52	2.9	—	—
Licensing revenue	5	0.3	12	0.7	(7)	(58.3)

Total net revenue	$1,827	100.0%	$1,816	100.0%	$11	0.6%

Cost of product revenue	$918	50.2%	$894	49.2%	$24	2.7%

Product gross margin	48.1%		49.0%		(0.9)%

Total gross margin	49.8%		50.8%		(1.0)%

	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000
	Three Months Ended		Three Months Ended			%
	March 31, 2012		December 31, 2011			Change
		% of Net		% of Net		in
	Amount	Revenue	Amount	Revenue	Increase	Amount
	(In millions, except percentages)
Product revenue	$1,770	96.9%	$1,763	96.8%	$7	0.4%
Income from Qualcomm Agreement	52	2.8	52	2.9	—	—
Licensing revenue	5	0.3	5	0.3	—	—

Total net revenue	$1,827	100.0%	$1,820	100.0%	$7	0.4%

Cost of product revenue	$918	50.2%	$894	49.1%	$24	2.7%

Product gross margin	48.1%		49.3%		(1.2)%

Total gross margin	49.8%		50.9%		(1.1)%

Net Revenue. The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue:

	$00,000	$00,000	$00,000	$00,000	$00,000	$00,000
	Three Months Ended		Three Months Ended			%
	March 31, 2012		March 31, 2011			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Broadband Communications	$494	27.0%	$490	27.0%	$4	0.8%
Mobile & Wireless	875	48.0	854	47.0	21	2.5
Infrastructure & Networking	406	22.2	419	23.1	(13)	(3.1)
All other(1)	52	2.8	53	2.9	(1)	(1.9)

Total net revenue	$1,827	100.0%	$1,816	100.0%	$11	0.6%

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent agreements. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

The increase in net revenue from our Broadband Communications reportable segment resulted primarily from an increase in demand for our broadband modems and set top boxes, partially offset by a reduction in demand for our digital television and Blue-ray Disc products. The increase in net revenue from our Mobile & Wireless reportable segment resulted primarily from an increase in demand for our cellular solutions. The decrease in net revenue from our Infrastructure & Networking reportable segment resulted primarily from a decrease in demand for our Ethernet switch and controller products, offset in part by $33 million in net revenue associated with our acquisition of NetLogic.

The following table presents net revenue from each of our reportable segments and its respective contribution to net revenue:

	Three Months Ended March 31, 2012		Three Months Ended December 31, 2011			% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	in Amount
	(In millions, except percentages)
Broadband Communications	$494	27.0%	$510	28.0%	$(16)	(3.1)%
Mobile & Wireless	875	48.0	875	48.1	—	—
Infrastructure & Networking	406	22.2	383	21.0	23	6.0
All other(1)	52	2.8	52	2.9	—	—

Total net revenue	$1,827	100.0%	$1,820	100.0%	$7	0.4%

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent agreements. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

The decrease in net revenue from our Broadband Communications reportable segment resulted primarily from a decrease in demand for our set-top box products. Revenue from our Mobile & Wireless reportable segment was flat sequentially, as strength in 3G basebands and WiFi combos was offset by anticipated softness in 2G baseband and multimedia co-processors. The increase in net revenue from our Infrastructure & Networking reportable segment resulted primarily from $33 million in net revenue associated with our acquisition of NetLogic, offset in part by weakness in the service provider market and a decrease in demand for our controller products.

We recorded rebates to certain customers of $147 million, or 8.0% of net revenue, $146 million, or 8.0% of net revenue, and $152 million, or 8.4% of net revenue, in the three months ended March 31, 2012, December 31, 2011, and March 31, 2011, respectively. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of $3 million, $2 million and $2 million in the three months ended March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

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

For these and other reasons, our total net revenue and results of operations for the three months ended March 31, 2012 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Concentration of Net Revenue

Income from the Qualcomm Agreement is expected to be recognized as follows:

	Three Months Ending
	June 30,	September 30,	December 31,	March 31,	June 30,
	2012	2012	2012	2013	2013	Total
	(In millions)
Income from Qualcomm Agreement	$48	$43	$43	$44	$43	$221

The following table presents details of our product net revenue:

	Three Months Ended
	March 31,
	2012	2011
Product sales through direct sales force	76.7%	76.9%
Product sales maintained under fulfillment distributor arrangements	7.7	8.1
Product sales through distributors	15.7	15.0

	100.0%	100.0%

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended
	March 31,
	2012	2011
Five largest customers as a group	49.2%	41.4%

We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the remainder of 2012 and for the foreseeable future. The identities of our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period.

Product revenue derived from shipments to international destinations, as a percentage of product revenue was as follows:

	Three Months Ended
	March 31,
	2012	2011
China (exclusive of Hong Kong)	32.7%	31.7%
Hong Kong	26.4	25.7
Singapore, Taiwan and Japan	26.5	24.3
Europe	1.2	2.4
Other	12.6	15.1

	99.4%	99.2%

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

Cost of Product Revenue and Product Gross Margin. Cost of product revenue comprises the cost of our semiconductor devices, which consists of the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, as well as royalties and license fees paid to vendors and non-practicing entities, or NPEs, for use of their technology. Also included in cost of product revenue is the amortization of purchased technology and inventory valuation step-up, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs, provisions for excess and obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support. Product gross margin is product revenue less cost of product revenue divided by product revenue and does not include income from the Qualcomm Agreement or revenue from the licensing of intellectual property. Total gross margin is total net revenue less cost of product revenue divided by total net revenue.

Product gross margin decreased to 48.1% in the three months ended March 31, 2012 as compared to 49.0% in the three months ended March 31, 2011 primarily because of increases in amortization of purchased intangibles and inventory valuation step-up of $22 million and $17 million respectively, offset in part by a decrease in excess and obsolete inventory provisions of $11 million. The increase in the amortization of purchased intangibles and inventory valuation step-up were primarily the result of our acquisition of NetLogic. Product gross margin also includes $3 million and $2 million of licensing costs related to NPEs in the three months ended March 31, 2012 and 2011, respectively.

Product gross margin decreased to 48.1% in the three months ended March 31, 2012 as compared to 49.3% in the three months ended December 31, 2011 primarily because of an increase in amortization of purchased intangibles and inventory valuation step-up of $25 million and $17 million, respectively, offset in part by a decrease in excess and obsolete inventory provisions of $10 million. The increase in the amortization of purchased intangibles and inventory step-up were primarily the result of our acquisition of NetLogic. Product gross margin also includes $3 million and $2 million of licensing costs related to NPEs in the three months ended March 31, 2012 and December 31, 2011, respectively.

Factors That May Impact Product Gross Margin

Our product gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volume of product sales (including sales to high volume customers);

•	the positions of our products in their respective life cycles;

•	introduction of products with lower margins;

•	the effects of competition;

•	the effects of competitive pricing programs and rebates;

•	provisions for excess and obsolete inventories and their relationship to demand volatility;

•	manufacturing cost efficiencies and inefficiencies;

•	our ability to create cost advantages through successful integration and convergence;

•	fluctuations in direct product costs such as silicon wafer costs and assembly, packaging and testing costs, and other fixed costs;

•	our ability to advance to the next technology node faster than our competitors;

•	licensing royalties payable by us, including licensing fees paid to NPEs;

•	the consolidation of foundry subcontractors that could potentially drive increased wafer prices;

•	product warranty costs;

•	fair value and related amortization of acquired tangible and intangible assets; and

•	amortization of acquired inventory valuation step-up.

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

The following table presents details of research and development expense:

	Three Months Ended		Three Months Ended			%
	March 31, 2012		March 31, 2011			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Salaries and benefits	$304	16.6%	$274	15.1%	$30	10.9%
Stock-based compensation	94	5.1	102	5.6	(8)	(7.8)
Development and design costs	79	4.3	64	3.5	15	23.4
Other	69	3.9	58	3.2	11	19.0

Research and development	$546	29.9%	$498	27.4%	$48	9.6%

The increase in salaries and benefits was primarily attributable to an increase in headcount of approximately 1,015 personnel, bringing headcount to approximately 7,890 at March 31, 2012, which represents a 14.8% increase from our March 31, 2011 levels. Approximately 50% of the increase in headcount was the result of our acquisition of NetLogic. See below for discussion of stock-based compensation. Development and design costs increased in the three months ended March 31, 2012 due to increases in prototyping, licensing fees and system level testing expenses. Development and design costs vary from period to period depending on the timing of development and tape-out of various products. The increase in the Other line item in the above table is primarily attributable to an increase in depreciation, travel and facilities expenses.

We expect research and development costs to increase as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies, including acquisitions.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. Approximately 70% of our products are currently manufactured in 65 nanometers. We are designing most new products in 40 nanometers and 28 nanometers, and are beginning to evaluate 20 nanometers. We currently hold more than 6,800 U.S. and more than 2,700 foreign patents and more than 7,350 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The following table presents details of selling, general and administrative expense:

	Three Months Ended		Three Months Ended			%
	March 31, 2012		March 31, 2011			Change
		% of Net		% of Net	Increase	in
	Amount	Revenue	Amount	Revenue	(Decrease)	Amount
	(In millions, except percentages)
Salaries and benefits	$80	4.4%	$73	4.0%	$7	9.6%
Stock-based compensation	47	2.6	36	2.0	11	30.6
Legal and accounting fees	23	1.3	46	2.5	(23)	(50.0)
Other	29	1.5	24	1.4	5	20.8

Selling, general and administrative	$179	9.8%	$179	9.9%	$—	0.0%

The increase in salaries and benefits was primarily attributable to an increase in headcount of approximately

300 personnel, bringing headcount to approximately 1,950 at March 31, 2012, which represents an 18.2% increase from our March 31, 2011 levels. Approximately 50% of the increase in headcount was the result of our acquisition of NetLogic. See below for discussion of stock-based compensation. The decrease in legal and accounting fees primarily related to legal fees associated with ongoing litigation including the settlement of a shareholder derivative action in the three months ended June 30, 2011. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and prior years’ securities litigation, patent prosecution and filings and various other transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information. The increase in the Other line item in the above table is primarily attributable to an increase in facilities and marketing expense.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011		Increase (Decrease)	% Change in Amount
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Cost of product revenue	$9	0.5%	$7	0.4%	$2	28.6%
Research and development	94	5.1	102	5.6	(8)	(7.8)
Selling, general and administrative	47	2.6	36	2.0	11	30.6

	$150	8.2%	$145	8.0%	$5	3.4%

NetLogic contributed approximately $27 million of stock-based compensation in the three months ended March 31, 2012, which included $17 million related to the accelerated vesting of equity awards upon the termination of certain employees with change in control agreements. In the three months ended March 31, 2012, we also granted equity awards with a fair value of $360 million, primarily related to our regular annual equity compensation review program, that will be expensed over the next four years and assumed equity awards with a fair value of $212 million that will be expensed primarily over the next two to three years.

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2012 through 2016 related to unvested share-based payment awards:

	$000,000,00	$000,000,00	$000,000,00	$000,000,00	$000,000,00	$000,000,00
	2012	2013	2014	2015	2016	Total
	(In millions)
Unearned stock-based compensation	$382	$377	$244	$117	$14	$1,134

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

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011		Increase	% Change in Amount
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Cost of product revenue	$37	2.0%	$15	0.8%	$22	146.7%
Other operating expenses	17	0.9	7	0.4	10	142.9

	$54	2.9%	$22	1.2%	$32	145.5%

The increase in amortization of purchased intangible assets in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily related to our acquisitions of NetLogic in 2012 and Provigent Inc. in 2011. In the three months ended March 31, 2012, we recorded purchased intangible assets of $1.70 billion related to our acquisition of NetLogic.

The following table presents details of the amortization of existing purchased intangible assets, including IPR&D, which is currently estimated to be expensed in the remainder of 2012 and thereafter:

	$0000	$0000	$0000	$0000	$0000	$0000	$0000
	Purchased Intangible Asset Amortization by Year
	2012	2013	2014	2015	2016	Thereafter	Total
	(In millions)
Cost of product revenue	$157	$180	$231	$222	$200	$789	$1,779
Other operating expenses	78	56	62	31	9	8	244

	$235	$236	$293	$253	$209	$797	$2,023

We amortize our intangible assets with definitive lives over periods ranging from one to fifteen years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used. In addition, based on our current assumptions, IPR&D assets will be reclassified to development technology through 2016 and amortized over their estimated useful lives. If we acquire additional purchased intangible assets in the future, our cost of product revenue or operating expenses will be increased by the amortization of those assets.

In-Process Research and Development

In the three months ended March 31, 2012 we capitalized IPR&D of $267 million related to our NetLogic acquisition. For a description of our valuation techniques and significant assumptions underlying the valuation of the ongoing development projects that were in process at the date of acquisition and were capitalized as IPR&D, see the discussion in Note 3 of Notes to the Unaudited Condensed Consolidated Financial Statements.

Impairment of Long-Lived Assets

In March 2012 we recorded impairment charges for developed technology of $28 million, primarily related to our acquisitions of Dune Networks, Inc. and Percello Ltd. included in our Infrastructure & Networking and Broadband Communications reportable segments, respectively. The primary factor contributing to these impairment charges was the reduction in the revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with the impaired assets.

In the three months ended March 31, 2011 we recorded an impairment charge of $9 million primarily related to a technology license that was acquired in 2008. The primary factor contributing to this impairment charge was the continued reduction in our revenue outlook for our Blu-ray Disc business, and the related decrease to the estimated cash flows identified with the impaired assets.

Settlement Costs (Gains)

In the three and three months ended March 31, 2012 we recorded settlement costs of $86 million related to patent infringement claims. We recorded settlement gains of $5 million in the three months ended March 31, 2011. See Note 9 of Notes to the Unaudited Condensed Consolidated Financial Statements.

Interest and Other Income (Expense), Net

The following table presents interest and other income, net:

	$000,00	$000,00	$000,00	$000,00	$000,00	$000,00
	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011		Increase	% Change in Amount
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Interest expense, net	$(6)	(0.3)%	$—	0.0%	$(6)	0.0%
Other expense, net	(1)	(0.1)	(1)	(0.1)	—	—

Interest expense, net, reflects interest expense on our senior notes totaling $1.20 billion, offset by interest income earned on cash, cash equivalents and marketable securities balances. Other expense, net, primarily includes gains and losses on foreign currency transactions.

The increase in interest expense, net, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was driven primarily by interest expense related to our long-term debt of $500 million issued in November 2011.

Provision for Income Taxes

We recorded a tax benefit of $45 million and a tax provision of $5 million for the three months ended March 31, 2012 and 2011, respectively. Our effective tax rates were (104.7)% and 2.1% in the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, the difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, and for the three months ended March 31, 2012, $46 million of tax benefits resulting from reductions in our U.S. valuation allowance on certain deferred tax assets, due to recording net deferred tax liabilities for identifiable intangible assets under purchasing accounting for our acquisition of NetLogic.

During the three months ended March 31, 2012, our U.S. parent was loaned $1.5 billion by its foreign subsidiaries, which was used to facilitate the acquisition of NetLogic. To the extent this loan is not repaid by August 2012, it will be treated as a taxable repatriation of our prior foreign earnings for U.S. income tax purposes. We believe that it is unlikely that this loan will be repaid, and therefore, we have treated the amount as includible in U.S. taxable income in calculating our income tax provision for the quarter ended March 31, 2012. This intercompany payment did not result in a tax liability for us because it was offset by our net operating loss and tax credit carryforwards. The $3.61 billion cash purchase price to acquire NetLogic greatly exceeded the purchase price of any prior cash acquisition we have made. The acquisition of NetLogic is unusual and nonrecurring. Our other cash acquisitions have been for significantly lower purchase prices, and we have never previously determined it prudent or necessary to access our prior years’ foreign earnings to facilitate an acquisition. We do not currently expect any future need to access our prior years’ foreign earnings, and therefore, aside from the $1.5 billion used to facilitate the NetLogic acquisition, we intend to continue to permanently reinvest our foreign earnings.

We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $60 million and $62 million at March 31, 2012 and December 31, 2011, respectively.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2002 through 2011 tax years generally remain subject to examination by tax authorities. Our income tax returns for the 2007, 2008 and 2009 tax years are currently under examination by the Internal Revenue Service.

In December, 2010 the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted. A provision in this legislation provided for the extension of the research and development tax credit for qualifying expenditures paid or incurred from January 1, 2010 through the expiration date of December 31, 2011. As a result of this legislation, we generated federal research and development tax credits of $118 million for the year ended December 31, 2011. These tax credits, if unutilized, will carry forward to future periods. No tax benefit was recorded for these carryovers since we have a full valuation allowance on our U.S. net deferred tax assets.

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

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities. The following table presents working capital, and cash and cash equivalents and marketable securities:

	March 31, 2012	December 31, 2011	Decrease
	(In millions)
Working capital	$1,866	$4,653	$(2,787)

Cash and cash equivalents	$1,325	$4,146	$(2,821)
Short-term marketable securities	350	383	(33)
Long-term marketable securities	388	676	(288)

Total cash and cash equivalents and marketable securities	$2,063	$5,205	$(3,142)

See discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in the Three Months Ended March 31, 2012 and 2011

Cash and cash equivalents decreased to $1.33 billion at March 31, 2012 from $4.15 billion at December 31, 2011 as a result of cash used to fund our acquisition of NetLogic, our quarterly dividend payment and net purchases of property and equipment, offset by cash provided by operating activities and proceeds from the sale of marketable securities.

	$00,000	$00,000
	Three Months Ended March 31,
	2012	2011
	(In millions)
Net cash provided by operating activities	$368	$333
Net cash provided by (used in) investing activities	(3,095)	96
Net cash used in financing activities	(94)	(414)

Increase (decrease) in cash and cash equivalents	$(2,821)	$15
Cash and cash equivalents at beginning of period	4,146	1,622

Cash and cash equivalents at end of period	$1,325	$1,637

Operating Activities

In the three months ended March 31, 2012 our operating activities provided $368 million in cash. This was primarily the result of net income of $88 million, net non-cash operating expenses of $260 million and net cash provided by changes in operating assets and liabilities of $20 million. In the three months ended March 31, 2011 our operating activities provided $333 million in cash. This was primarily the result of net income of $228 million and net non-cash operating expenses of $199 million, offset in part by net cash used by changes in operating assets and liabilities of $94 million.

Our days sales outstanding increased to 38 days for the three months ended March 31, 2012 as compared to the 34 days for the three months ended December 31, 2011 due to the acquisition of NetLogic and revenue linearity (meaning an increased percentage of sales occurred in the final month of the quarter). We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

Our inventory days on hand increased from 43 days at December 31, 2011 to 47 days at March 31, 2012 primarily attributable to an increase in inventory and the associated valuation step-up that was realized through our acquisition of NetLogic. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing Activities

Investing activities used $3.10 billion in cash in the three months ended March 31, 2012, which was primarily the result of $3.39 billion in net cash paid for our acquisition of NetLogic and $74 million of capital equipment purchases to support our research and development efforts, offset in part by $372 million in net proceeds from sales and maturities of marketable securities. Investing activities provided $96 million in cash in the three months ended March 31, 2011, which was primarily the result of $141 million in net proceeds from sales and maturities of marketable securities, offset in part by $45 million of capital equipment purchases, mostly to support our research and development efforts.

Financing Activities

Our financing activities used $94 million in cash in the three months ended March 31, 2012, which was primarily the result of the payment of contingent consideration assumed from our NetLogic acquisition of $53 million, dividends paid of $55 million, and $48 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $62 million in proceeds received from issuances of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan.

Our financing activities used $414 million in cash in the three months ended March 31, 2011, which was primarily the result of $421 million in repurchases of shares of our Class A common stock, dividends paid of $48 million, and $57 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $112 million in proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan.

The timing and number of stock option exercises and employee stock purchases and the amount of cash proceeds we receive through those exercises and purchases are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our general practice to issue a combination of time-based and performance-based RSUs only to certain employees and, in most cases to issue solely time-based RSUs. While we may issue stock options in the future, we currently plan to only do so in connection with acquisitions. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash, as we currently allow employees to elect to have a portion of the shares issued upon vesting of restricted stock units withheld to satisfy minimum statutory withholding taxes, which we then pay in cash to the appropriate tax authorities on each participating employee’s behalf.

Short and Long-Term Financing Arrangements

At March 31, 2012, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

Registration Statements

We have a Form S-4 acquisition shelf registration statement on file with the SEC. The registration statement on Form S-4 enables us to issue up to 30 million shares of our Class A common stock in one or more acquisition transactions. These transactions may include the acquisition of assets, businesses or securities by any form of business combination. To date no securities have been issued pursuant to the S-4 registration statement, which does not have an expiration date mandated by SEC rules. On February 27, 2012 our Form S-3 that permitted Broadcom to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $1.50 billion expired. Our 2018 Notes with an aggregate principal amount of $500 million that we issued in November 2011 were issued under this Form S-3 (see below).

Credit Facility

In November 2010 we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $500 million. We amended this credit facility in October 2011 primarily to extend the maturity date by two years to November 19, 2016, at which time all outstanding revolving facility loans (if any) and accrued and unpaid interest must be repaid. The amendment to the credit facility also decreased the interest rate margins applicable to loans made under the credit facility and the commitment fee paid on the amount of the unused commitments. We did not draw on our credit facility in the three months ended March 31, 2012 and 2011.

The credit facility contains customary representations, warranties and covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

We were in compliance with all debt covenants as of March 31, 2012.

Senior Notes

The following table summarizes the principal amount of our senior unsecured notes:

	March 31,	December 31,
	2012	2011
	(In millions)
1.500% fixed-rate notes, due 2013	$300	$300
2.375% fixed-rate notes, due 2015	400	400
2.700% fixed-rate notes, due 2018	500	500

	$1,200	$1,200
Unaccreted discount	(4)	(4)

	$1,196	$1,196

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

In November 2011 we issued senior unsecured notes in aggregate principal amount of $500 million which mature in November 2018 and bear interest at a fixed rate of 2.700% per annum, or the 2018 Notes. Proceeds from the 2018 Notes were utilized to fund a portion of the acquisition consideration for NetLogic.

Our senior unsecured notes described above contain a number of restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets; enter into sale and lease-back transactions; or merge, consolidate or sell assets. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the Notes.

We were in compliance with all debt covenants as of March 31, 2012.

Other Notes and Borrowings

We had no other significant notes or borrowings as of March 31, 2012.

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

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S. and expect domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as acquisitions, quarterly dividends, share buy-backs and repayment of debt. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. Included in our U.S. cash balance at March 31, 2012 is a $1.5 billion loan to our U.S. parent from its foreign subsidiaries. Since we do not expect this loan to be repaid by August 2012, we have treated it as includible in U.S. taxable income in determining our provision for income taxes. This intercompany inclusion did not result in an income tax liability because it can be offset by our net operating loss and tax credit carryforwards. Similarly, if we were to repatriate our other foreign earnings, which are currently permanently reinvested, it would not result in a significant tax liability because the amounts would be offset by our remaining net operating loss and tax credit carryforwards.

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

As of March 31, 2012 we have approximately $762 million of cash, cash equivalents, and marketable securities held by our foreign subsidiaries. Any potential additional income, which could result if we were to repatriate our remaining foreign cash, cash equivalents and marketable securities would be offset by existing net operating loss and research and development tax credit carryforwards and should not have a material effect on our tax liabilities. Our net operating loss and research and development tax credit carryforwards are currently subject to a full valuation allowance.

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

•	acquisitions of businesses, assets, products or technologies;

•	the unavailability of credit and financing, which may lead certain of our customers to reduce their levels of purchases or to seek credit or other accommodations from us;

•	litigation expenses, settlements and judgments;

•	the overall levels of sales of our semiconductor products, licensing revenue, income from the Qualcomm Agreement and product gross margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	payment of cash dividends;

•	required levels of research and development and other operating costs;

•	volume price discounts and customer rebates;

•	intellectual property disputes, customer indemnification claims and other types of litigation risks;

•	the levels of inventory and accounts receivable that we maintain;

•	licensing royalties payable by us, including licensing fees paid to NPEs;

•	changes in our compensation policies;

•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees;

•	repurchases of our Class A common stock;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products and our anticipation of and responses to their products;

•	our relationships with suppliers and customers;

•	the availability and cost of sufficient foundry, assembly and test capacity and packaging materials; and

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.

    In addition, we may require additional capital to accommodate planned future long-term growth, hiring, infrastructure and facility needs.

Off-Balance Sheet Arrangements

At March 31, 2012 we had no material off-balance sheet arrangements, other than our facility operating leases.

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

To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 31, 2012, a 100 basis point increase in interest rates across all maturities would result in a $7 million incremental decline in the fair market value of the portfolio. As of December 31, 2011, a similar 100 basis point increase in interest rates across all maturities would result in a $9 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of March 31, 2012 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2012, the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our Class A common stock will likely decline, and you may lose all or part of your investment.

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

•

the impact of a significant natural disaster, such as an earthquake, severe weather, tsunami or other flooding, or a nuclear crisis, as well as interruptions or shortages in the supply of utilities such as water and electricity, in a key location such as our corporate headquarters or our Northern California facilities, both of which are located near major earthquake fault lines, or in a key location of one of our suppliers, foundries or customers; and

•	the impact of tax examinations.

We depend on a few significant customers for a substantial portion of our revenue.

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers represented 49.2% and 41.4% of our total net revenue in the three months ended March 31, 2012 and 2011, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The loss of any significant customer could materially and adversely affect our financial condition and results of operations.

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

In addition, the majority of our licensing revenues and related income to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm. From January 2008 through March 2012, we recorded $805 million in licensing revenue and related income derived from Verizon Wireless and Qualcomm and we expect to record an additional $221 million. The licensing revenue from our agreement with Verizon Wireless has ended and the income from the Qualcomm Agreement is non-recurring and will terminate in the three months ending June 30, 2013. There can be no assurances that we will be able to enter into additional such arrangements in the future, or that we will be able to successfully collect the remaining payments due to us under the Qualcomm Agreement in the event of a default by Qualcomm.

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

Acquisitions can result in increased debt or contingent liabilities. While we believe we will have the ability to service any additional debt we may potentially issue in connection with acquisitions, our ability to make principal and interest payments when due depends upon our future performance, which will be subject to general economic conditions, industry cycles, and business and other factors affecting our operations, including the other risk factors described in this section, many of which are beyond our control. Acquisitions can also result in adverse tax consequences, warranty or product liability exposure related to acquired assets, additional stock-based compensation expense, write up of acquired inventory to fair value, and the recording and later amortization of amounts related to certain purchased intangible assets, all of which can adversely affect our reported results on a GAAP basis. In addition, we may record goodwill and other purchased intangible assets in connection with an acquisition and incur impairment charges in the future. Many of the above apply to our acquisition of NetLogic, which is our largest acquisition to date.

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

Our stock price is highly volatile.

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2009 through March 31, 2012 our Class A common stock has traded at prices as low as $15.31 and as high as $47.39 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

Companies in the semiconductor industry and the wired and wireless communications markets aggressively protect and pursue their intellectual property rights. From time to time, we receive notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Additionally, we receive notices that challenge the validity of our patents. Some of these notices involve NPEs asserting claims addressing certain of our products. Intellectual property litigation can be expensive, time consuming and distracting to management. An adverse determination in any of these types of disputes could prevent us from manufacturing or selling some of our products or could prevent us from enforcing our intellectual property rights. Further, settlements can involve royalty or other payments that could reduce our profit margins and adversely affect our financial results.

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

We have experienced hardware and software defects and bugs associated with the introduction of our highly complex products. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products. These problems could interrupt or delay sales and shipments of our products to customers. To alleviate these problems, we may have to divert our resources from other development efforts. In addition, these problems could result in claims against us by our customers or others, including possible claims for consequential damages and/or lost profits. As we transition to manufacturing our products in smaller geometry processes, such as 40 nanometers and 28 nanometers, these risks are enhanced.

We are exposed to risks associated with our international operations.

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to international destinations, primarily in Asia, represented 99.4% and 99.2% of our product revenue in the three months ended March 31, 2012 and 2011, respectively. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our international business activities and to open other design and operational centers abroad.

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

We do not have long-term agreements with any of our direct or indirect suppliers, including our manufacturing, assembly or test subcontractors. We typically procure services from these suppliers on a per order basis. In the event our third-party foundry subcontractors experience a disruption or limitation of manufacturing, assembly or testing capacity, we may not be able to obtain alternative manufacturing, assembly and testing services in a timely manner, or at all. Furthermore, our foundries must have new manufacturing processes qualified if there is a disruption in an existing process, which could be time-consuming. We could experience significant delays in product shipments if we are required to find alternative manufacturers, assemblers or testers for our products. We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products.

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

In January 2010, our Board of Directors adopted a dividend policy pursuant to which Broadcom would pay quarterly dividends on our common stock. In January 2011 and again in January 2012, our Board of Directors increased the quarterly dividend payment. We intend to continue to pay such dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our shareholders and are in compliance with all laws and agreements of Broadcom applicable to the declaration and payment of cash dividends.

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

As of March 31, 2012 our co-founders, directors, executive officers and their respective affiliates beneficially owned 10.6% of our outstanding common stock and held 51.2% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of all or substantially all of our assets. In particular, as of March 31, 2012 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 9.5% of our outstanding common stock and held 50.9% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. Repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended March 31, 2012 we issued an aggregate of 1 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

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

We did not repurchase any shares of our Class A common stock in the three months ended March 31, 2012.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit Number	Description
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
(Principal Financial Officer)

/S/ ROBERT L. TIRVA
Robert L. Tirva
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

May 1, 2012

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document