Form 10-Q
period 2012-06-30
BROADCOM CORP
filed 2012-07-24
CIK 1054374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012 the registrant had 507 million shares of Class A common stock, $0.0001 par value, and 52 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2012 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,362	$4,146
Short-term marketable securities	408	383
Accounts receivable, net	821	678
Inventory	528	421
Prepaid expenses and other current assets	160	124

Total current assets	3,279	5,752
Property and equipment, net	431	368
Long-term marketable securities	414	676
Goodwill	3,708	1,787
Purchased intangible assets, net	1,981	400
Other assets	83	57

Total assets	$9,896	$9,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$624	$442
Wages and related benefits	166	175
Deferred revenue and income	9	21
Accrued liabilities	495	461

Total current liabilities	1,294	1,099
Long-term debt	1,196	1,196
Other long-term liabilities	271	224
Commitments and contingencies
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	12,210	11,821
Accumulated deficit	(5,002)	(5,250)
Accumulated other comprehensive loss	(73)	(50)

Total shareholders’ equity	7,135	6,521

Total liabilities and shareholders’ equity	$9,896	$9,040

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions, except per share data)
Net revenue:
Product revenue	$1,917	$1,742	$3,687	$3,494
Income from Qualcomm Agreement	48	52	100	104
Licensing revenue	6	2	11	14

Total net revenue	1,971	1,796	3,798	3,612
Costs and expenses:
Cost of product revenue	1,021	878	1,939	1,772
Research and development	582	505	1,128	1,003
Selling, general and administrative	171	180	350	359
Amortization of purchased intangible assets	33	9	50	16
Impairments of long-lived assets	9	74	37	83
Restructuring costs, net	1	—	4	—
Settlement costs (gains)	2	(45)	88	(50)
Charitable contribution	—	25	—	25

Total operating costs and expenses	1,819	1,626	3,596	3,208

Income from operations	152	170	202	404
Interest expense, net	(7)	—	(13)	—
Other income, net	7	1	6	—

Income before income taxes	152	171	195	404
Provision (benefit) for income taxes	(8)	(4)	(53)	1

Net income	$160	$175	$248	$403

Net income per share (basic)	$0.29	$0.33	$0.45	$0.75

Net income per share (diluted)	$0.28	$0.31	$0.43	$0.71

Weighted average shares (basic)	555	535	551	537

Weighted average shares (diluted)	575	558	572	567

Dividends per share	$0.10	$0.09	$0.20	$0.18

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Cost of product revenue	$6	$6	$15	$13
Research and development	95	97	189	199
Selling, general and administrative	36	33	83	69

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Net income	$160	$175	$248	$403
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2012 and 2011	(45)	9	(25)	20
Unrealized gains (losses) on marketable securities, net of $0 tax in 2012 and 2011	(1)	6	2	5

Other comprehensive income (loss)	(46)	15	(23)	25

Comprehensive income	$114	$190	$225	$428

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(In millions)
Operating activities
Net income	$248	$403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57	51
Stock-based compensation expense:
Stock options and other awards	42	74
Restricted stock units	245	207
Acquisition-related items:
Amortization of purchased intangible assets	143	45
Impairments of long-lived assets	37	83
Non-cash settlement gains	—	(14)
Gain on strategic investments	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	(98)	152
Inventory	(7)	82
Prepaid expenses and other assets	(10)	(32)
Accounts payable	151	(141)
Deferred revenue and income	(14)	(19)
Accrued settlement costs	51	3
Other accrued and long-term liabilities	(125)	(72)

Net cash provided by operating activities	717	822

Investing activities
Net purchases of property and equipment	(124)	(97)
Net cash paid for acquired companies	(3,572)	(344)
Proceeds from sales of strategic investments	3	—
Purchases of marketable securities	(714)	(1,424)
Proceeds from sales and maturities of marketable securities	1,005	1,860

Net cash used in investing activities	(3,402)	(5)

Financing activities
Repurchases of Class A common stock	—	(670)
Dividends paid	(111)	(97)
Payment of assumed contingent consideration	(53)	—
Proceeds from issuance of common stock	156	216
Minimum tax withholding paid on behalf of employees for restricted stock units	(91)	(91)

Net cash used in financing activities	(99)	(642)

Increase (decrease) in cash and cash equivalents	(2,784)	175
Cash and cash equivalents at beginning of period	4,146	1,622

Cash and cash equivalents at end of period	$1,362	$1,797

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

In February 2012 we completed our acquisition of NetLogic Microsystems, Inc., or NetLogic and in April 2012 we completed our acquisition of BroadLight, Inc., or BroadLight. The unaudited condensed consolidated financial statements include the results of operations of NetLogic and BroadLight commencing as of the acquisition dates and are included in our Infrastructure & Networking and Broadband Communications reportable segments, respectively. See Note 3 for a further discussion.

The interim unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at June 30, 2012 and December 31, 2011, and our consolidated results of operations for the three and six months ended June 30, 2012 and cash flows for the six months ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Licensing Revenue

We license or otherwise provide rights to use portions of our intellectual property, which includes certain patent rights essential to and/or utilized in the manufacture and sale of certain wireless products. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. License fees are recognized over the estimated period of benefit to the licensee or the term specified. We recognize licensing revenue on the sale of patents when all of the following criteria are met: (i) persuasive evidence of an arrangement exist, (ii) delivery has occurred, (iii) the price to be paid by the purchaser is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. These criteria are usually met at the time of patent transfer. We recognize royalty revenues based on royalties reported by licensees and when other revenue recognition criteria are met, which is generally a quarter in arrears from the period earned.

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

We account for our investments in debt instruments as available-for-sale. Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. We assess whether our investments with unrealized loss positions are other than temporarily impaired. Unrealized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of income.

Goodwill and Other Long-Lived Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Other long-lived assets primarily represent purchased intangible assets including developed technology, customer relationships and in-process research and development, or IPR&D. We currently amortize our intangible assets with definitive lives over periods ranging from one to fourteen years using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method. We capitalize IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives.

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

We use a relief-from-royalty method to value patented technology in settlement agreements related to alleged patent infringement, based on market royalties for similar fundamental technologies. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Revenue is projected over the expected remaining useful life of the patented technology, or the license period if shorter. The market-derived royalty rate is then applied to estimate the royalty stream related to past revenue over the applicable alleged infringement period as well as projected revenue. We then allocate the consideration transferred to the identifiable elements based on relative fair value of the past and future royalties. The portion that is attributed to payments related to alleged prior infringement is recorded as a charge to our unaudited condensed consolidated statements of income. The remaining portion is attributed to the licensing of intellectual property for future use and is amortized to cost of revenue using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method.

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

2. Supplemental Financial Information

Net Revenue

The following table presents details of our product revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product sales through direct sales force	78.1%	77.1%	77.4%	77.0%
Product sales maintained under fulfillment distributor arrangements	6.4	5.8	7.0	6.9
Product sales through distributors	15.5	17.1	15.6	16.1

	100.0%	100.0%	100.0%	100.0%

Income from the Qualcomm Agreement is expected to be recognized as follows:

	Three Months Ending
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	Total
	(In millions)
Income from Qualcomm Agreement	$43	$43	$44	$43	$173

Inventory

The following table presents details of our inventory:

	June 30, 2012	December 31, 2011
	(In millions)
Work in process	$194	$135
Finished goods	334	286

	$528	$421

Property and Equipment

The following table presents details of our property and equipment:

	Useful Life	June 30, 2012	December 31, 2011
	(In years)	(In millions)
Leasehold improvements	1 to 10	$219	$212
Office furniture and equipment	3 to 7	39	38
Machinery and equipment	5	467	396
Computer software and equipment	2 to 10	166	128
Construction in progress	N/A	27	26

		918	800
Less accumulated depreciation and amortization		(487)	(432)

		$431	$368

In the three months ended June 30, 2012 we recorded an impairment charge of $3 million related to certain computer software and equipment.

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband Communications	Mobile & Wireless	Infrastructure & Networking	Foreign Currency	Consolidated
	(In millions)
Goodwill at December 31, 2011	$597	$470	$735	$(15)	$1,787
Goodwill recorded in connection with acquisitions	123	—	1,811	—	1,934
Effects of foreign currency translation	—	—	—	(13)	(13)

Goodwill at June 30, 2012	$720	$470	$2,546	$(28)	$3,708

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	June 30, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(In millions)
Developed technology	$1,813	$(355)	$1,458	$587	$(282)	$305
In-process research and development	325	—	325	59	—	59
Customer relationships	383	(163)	220	173	(117)	56
Other	35	(24)	11	23	(20)	3

	$2,556	$(542)	$2,014	$842	$(419)	$423

Effects of foreign currency translation			(33)			(23)

			$1,981			$400

In the six months ended June 30, 2012 we reclassified $1 million of IPR&D costs related to previous acquisitions to developed technology and such costs will now be amortized to cost of product revenue.

In June 2012 we recorded impairment charges for developed technology of $6 million, primarily related to our 2010 acquisition of Beceem Communications, Inc., or Beceem, included in our Mobile & Wireless reportable segment. The primary factor contributing to this impairment charge was the continued reduction in the forecasted cash flows derived from the acquired WiMAX products as wireless service providers have accelerated their adoption of Long Term Evolution, LTE, products. In March 2012 we recorded impairment charges for developed technology of $28 million, primarily related to our acquisitions of Dune Networks, Inc. and Percello Ltd. included in our Infrastructure & Networking and Broadband Communications reportable segments, respectively. The primary factor contributing to these impairment charges was the reduction in the revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with the impaired assets.

In June 2011 we recorded a purchased intangible impairment charge of $74 million related to our acquisition of Beceem. The primary factor contributing to this impairment charge was a reduction in the forecasted cash flows derived from the acquired WiMAX products as discussed above. In March 2011 we recorded an impairment charge of $9 million primarily related to a technology license that was acquired in 2008. The primary factor contributing to this impairment charge was the continued reduction in our revenue outlook for our Blu-ray business, and the related decrease to the estimated cash flows identified with the impaired assets.

In determining the amount of the impairment charges we calculated fair values as of the impairment date for acquired developed technology. The fair value was determined using the multiple period excess earnings method, described in Note 3. The fair values were determined using significant unobservable inputs categorized as Level 3 inputs. The key unobservable inputs utilized in the model include discount rates ranging from 15% to 25%, a tax rate of 15%, and a probability adjusted level of future cash flows based on current product and market data.

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Cost of product revenue	$56	$14	$93	$29
Other operating expenses	33	9	50	16

	$89	$23	$143	$45

The following table presents details of the estimated future amortization of existing purchased intangible assets, including IPR&D:

	Purchased Intangible Asset Amortization by Year
	2012	2013	2014	2015	2016	Thereafter	Total
				(In millions)
Cost of product revenue	$110	$189	$236	$225	$201	$792	$1,753
Other operating expenses	61	56	63	31	9	8	228

	$171	$245	$299	$256	$210	$800	$1,981

Accrued Liabilities

The following table presents details of our accrued liabilities:

	June 30, 2012	December 31, 2011
	(In millions)
Accrued rebates	$297	$317
Accrued royalities	25	18
Accrued settlement charges	75	28
Accrued legal costs	11	16
Accrued taxes	16	16
Warranty reserve	13	14
Restructuring liabilities	3	6
Other	55	46

	$495	$461

Other Long-Term Liabilities

The following table presents details of our other long-term liabilities:

	June 30, 2012	December 31, 2011
	(In millions)
Deferred rent	$55	$48
Accrued taxes	57	24
Deferred tax liabilities	83	80
Accrued settlement charges	52	48
Restructuring liabilities	1	2
Other long-term liabilities	23	22

	$271	$224

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates:

	Six Months Ended June 30,
	2012	2011
	(In millions)
Beginning balance	$317	$270
Charged as a reduction of revenue	296	314
Reversal of unclaimed rebates	(5)	(7)
Payments	(311)	(282)

Ending balance	$297	$295

We recorded rebates to certain customers of $149 million and $163 million in the three months ended June 30, 2012 and 2011, respectively.

Warranty Reserve Activity

The following table summarizes activity related to the warranty reserve:

	Six Months Ended June 30,
	2012	2011
	(In millions)
Beginning balance	$14	$13
Charged to costs and expenses	2	6
Payments	(3)	(5)

Ending balance	$13	$14

We recorded charges to costs and expenses of $2 million and $4 million in the three months ended June 30, 2012 and 2011, respectively.

Restructuring Activity

The following table summarizes activity related to our current and long-term restructuring liabilities during the six months ended June 30, 2012:

Six Months Ended June 30, 2012
(In millions)
Beginning balance	$8
Charged to expense	4
Cash payments	(8)

Ending balance	$4

Settlement Costs (Gains)

In the six months ended June 30, 2012 we recorded settlement costs of $88 million related to patent infringement claims. We recorded settlement gains of $50 million in the six months ended June 30, 2011 primarily related to the settlement of our shareholder derivative action. See Note 9.

Charitable Contribution

In June 2011 we contributed $25 million to the Broadcom Foundation to support science, technology, engineering and mathematics programs, as well as a broad range of community services. This payment was recorded as an operating expense in our unaudited condensed consolidated statements of income in the three and six months ended June 30, 2011.

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions, except per share data)
Numerator: Net income	$160	$175	$248	$403

Denominator for net income per share (basic)	555	535	551	537
Effect of dilutive securities:
Stock awards	20	23	21	30

Denominator for net income per share (diluted)	575	558	572	567

Net income per share (basic)	$0.29	$0.33	$0.45	$0.75

Net income per share (diluted)	$0.28	$0.31	$0.43	$0.71

Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 26 million and 24 million anti-dilutive common share equivalents in the three months ended June 30, 2012 and 2011, respectively, and 25 and 20 million anti-dilutive common share equivalents in the six months ended June 30, 2012 and 2011, respectively.

Supplemental Cash Flow Information

In the six months ended June 30, 2012 we accrued $10 million related to stock option exercises that had not settled by June 30, 2012. In the six months ended June 30, 2012, we paid $41 million for capital equipment that was accrued as of December 31, 2011 and had billings of $25 million for capital equipment that were accrued but not yet paid as of June 30, 2012.

3. Business Combinations

On February 17, 2012 we completed our acquisition of NetLogic, a publicly traded company that is a provider of high performance intelligent semiconductor solutions for next generation networks. Our primary reasons for acquiring NetLogic were to enhance our ability to deliver a complete, end-to-end network infrastructure solution for customers and to reduce both time-to-market and development costs. The addition of NetLogic also extends Broadcom’s infrastructure portfolio with key technologies, including multi-core embedded processor and knowledge-based processor solutions, both critical enablers of the next generation infrastructure build-out. In April 2012 we completed our acquisition of BroadLight, a provider of networking and fiber access Passive Optical Network, or PON, processors. Our primary reason for acquiring BroadLight was to extend Broadcom’s broadband access product line, enabling Broadcom to offer a complete, end-to-end PON solution for customers — from the optical line terminal at the central office to the optical network unit at the home. BroadLight also extends Broadcom’s broadband access roadmap to support customer requirements for rolling out next-generation fiber networks worldwide. In addition, these acquisitions allowed us to enter into or expand our market share in the relevant wired and wireless communications market segments, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities.

The following table presents details of the purchase consideration related to each acquisition:

Company Acquired	Month Acquired	Business	Cash Consideration Paid	Cash Assumed	Equity Consideration Paid	Assumed Contingent Consideration	Contingent Consideration Maximum	Contingent Consideration Fair Value
					(In millions)
2012 Acquisitions
BroadLight, Inc.	April 2012	PON processors	$201	$22	$3	$—	$10	$—
NetLogic Microsystems, Inc	February 2012	Next generation networks	3,612	219	349	53	110	53

			$3,813	$241	$352	$53	$120	$53

The purchase price of the NetLogic acquisition was paid in cash, except for certain equity awards with a fair value of $349 million that were assumed. Approximately $137 million of the equity consideration was recorded as goodwill and $212 million will be recognized as stock-based compensation expense primarily over the next two to three years. A portion of the cash consideration in the BroadLight acquisition is currently held in escrow pursuant to the terms of the acquisition agreement and is reflected in goodwill as we believe the likelihood of the escrow fund being utilized by us is remote.

In connection with these acquisitions, our results of operations in the three months ended June 30, 2012 included: (i) stock-based compensation of $25 million, (ii) the amortization of purchased intangibles of $66 million, and (iii) the amortization of acquired inventory valuation step-up of $43 million. In connection with these acquisitions, our results of operations in the six months ended June 30, 2012 included: (i) stock-based compensation of $52 million, of which $17 million related to the accelerated vesting of equity awards upon the termination of certain employees with change in control agreements, (ii) the amortization of purchased intangibles of $93 million, and (iii) the amortization of acquired inventory valuation step-up of $63 million. We also incurred certain severance and other benefit costs of $3 million in the six months ended June 30, 2012 that are classified as restructuring costs in our unaudited condensed consolidated statement of income. Lastly, we incurred $6 million in transaction costs related to legal, accounting and other related fees, of which $1 million was recorded in the six months ended June 30, 2012 in selling, general and administrative expense and the remaining was previously expensed in 2011.

We have preliminarily estimated the fair value of the acquired assets and liabilities of BroadLight. We allocated the respective purchase prices to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated respective fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill, of which $23 million is deductible for tax purpose. The principal factor that resulted in recognition of goodwill was that the purchase price for each acquisition was based on cash flow projections assuming the integration of any acquired technology and products with our products, which is of considerably greater value than utilizing each acquired company’s technology or product on a standalone basis. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisitions. We expect to finalize the allocation of the BroadLight acquisition by the end of the third quarter of 2012. Based upon those calculations, the purchase prices for the acquisitions were allocated as follows:

2012
Acquisitions
(In millions)
Fair Market Values
Cash and cash equivalents	$241
Short-term marketable securities	48
Accounts receivable, net	45
Inventory	100
Prepaid and other current assets	19
Property and equipment, net	17
Other assets	23
Purchased intangible assets	1,768
Goodwill	1,934

Total assets acquired	4,195
Accounts payable	47
Accrued liabilities	35
Net deferred tax liabilities	67
Contingent consideration	53
Long-term liabilities	43

Total liabilities assumed	245

Purchase price allocation	$3,950

	Useful Life	2012 Acquisitions
	(In years)	(In millions)
Purchased Intangible Assets:
Developed technology	1 - 14	$1,279
In-process research and development	10-13	267
Customer relationships	1 - 5	210
Other	1 - 8	12

		$1,768

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

The fair value of the IPR&D from our acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital, the return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on patented technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration and growth rates. We believe the amount recorded as IPR&D, as well as developed technology, represented the fair value and approximate the amount a market participant would pay for these projects as of the acquisition date.

The following table summarizes the significant assumptions underlying the valuation of IPR&D at the date of acquisition:

Company Acquired	Development Projects	Weighted Average Estimated Percent Complete	Average Estimated Time to Complete	Estimated Cost to Complete	Risk Adjusted Discount Rate	IPR&D
			(In years)	(In millions)		(In millions)
NetLogic	Next generation networks	10%	4.3	$401	17%	$267

There was no IPR&D related to our acquisition of BroadLight. At June 30, 2012 all development projects from the NetLogic acquisition were still in process. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition. Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.

Customer relationships represent the fair value of future projected revenue that will be derived from the sale of products to existing customers of the acquired companies.

Contingent Earn-out Consideration

In connection with our NetLogic acquisition, we assumed a liability of $53 million related to contingent consideration in connection with one of NetLogic’s prior acquisitions and subsequently paid this amount in the six months ended June 30, 2012. Additional cash consideration of up to $57 million may be paid to the former shareholders of this prior acquisition upon satisfaction of certain future performance goals. Additional contingent earn-out consideration of up to $10 million in cash may be paid to the former holders of BroadLight capital stock and other rights upon satisfaction of certain future performance goals. As of June 30, 2012 we do not have any liabilities recorded in connection with any remaining contingent earn-out consideration, as we believe that the achievement of the future performance goals is unlikely.

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

	Six Months Ended June 30,
	2012	2011
	(In millions, except per share data)
Pro forma net revenue	$3,864	$3,860

Pro forma net income	$333	$223

Pro forma net income per share (basic)	$0.60	$0.41

Pro forma net income per share (diluted)	$0.58	$0.39

4. Fair Value Measurements

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and marketable securities’ costs, gross unrealized gains, gross unrealized losses and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities:

	June 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
				(in millions)
Cash	$124	$—	$—	$124	$124	$—	$—
Level 1:
Bank and time deposits	552	—	—	552	551	1	—
Money market funds	320	—	—	320	320	—	—
U.S. treasury and and agency obligations	359	—	—	359	53	103	203
Corporate bonds	10	—	—	10	—	10	—

Subtotal	1,241	—	—	1,241	924	114	203

Level 2:
Commercial paper	354	—	—	354	314	40	—
Corporate bonds	423	1	—	424	—	252	172
Asset-backed securities and other	41	—	—	41	—	2	39

Subtotal	818	1	—	819	314	294	211

Level 3:
None	—	—	—	—	—	—	—

Total	$2,183	$1	$—	$2,184	$1,362	$408	$414

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
				(in millions)
Cash	$154	$—	$—	$154	$154	$—	$—
Level 1:
Bank and time deposits	2,717	—	—	2,717	2,716	—	1
Money market funds	914	—	—	914	914	—	—
U.S. treasury and and agency obligations	469	—	—	469	—	90	379
Corporate bonds	7	—	—	7	—	7	—

Subtotal	4,107	—	—	4,107	3,630	97	380
Level 2:
Commercial paper	381	—	—	381	311	70	—
Corporate bonds	543	1	(2)	542	51	211	280
Asset-backed securities and other	21	—	—	21	—	5	16

Subtotal	945	1	(2)	944	362	286	296
Level 3:
None	—	—	—	—	—	—	—

Total	$5,206	$1	$(2)	$5,205	$4,146	$383	$676

There were no transfers between Level 1, Level 2 or Level 3 securities in the six months ended June 30, 2012. All of our long-term marketable securities had maturities of between one and three years in duration at June 30, 2012. Our cash, cash equivalents and marketable securities at June 30, 2012 consisted of $1.15 billion held domestically, with the remaining balance of $1.03 billion held by foreign subsidiaries.

At June 30, 2012 we had 85 investments with a fair value of $511 million that were in an unrealized loss position for less than 12 months. Our gross unrealized losses of less than $1 million for these investments at June 30, 2012 were due to changes in interest rates. We have determined that the gross unrealized losses on these investments at June 30, 2012 are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.

Instruments Not Recorded at Fair Value on a Recurring Basis. We measure the fair value of our long-term debt carried at amortized cost quarterly for disclosure purposes. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $1.24 billion and $1.22 billion as of June 30, 2012 and December 31, 2011 respectively. The recorded values of all our accounts receivable and accounts payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

5. Income Taxes

We recorded tax benefits of $8 million and $53 million for the three and six months ended June 30, 2012, respectively, and a tax benefit of $4 million and a tax provision of $1 million for the three and six months ended June 30, 2011, respectively. Our effective tax rates were (5.3)% and (27.2)% for the three and six months ended June 30, 2012, respectively, and (2.3)% and 0.2% for the three and six months ended June 30, 2011, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate in the three and six months ended June 30, 2012 and 2011, tax benefits resulting primarily from the expiration of statutes of limitations for the assessment of taxes in various foreign jurisdictions of $5 million and $7 million for the three and six months ended June 30, 2012, respectively, and $5 million and $6 million for the three and six months ended June 30, 2011, respectively, and tax benefits resulting from reductions in our U.S. valuation allowance on certain deferred tax assets due to recording net deferred tax liabilities for identifiable intangible assets under purchasing accounting of $4 million for our acquisition of BroadLight for the three months ended June 30, 2012, and $47 million for our acquisition of NetLogic for the six months ended June 30, 2012.

During the three months ended March 31, 2012, we accessed $1.5 billion of cash from our foreign subsidiaries to facilitate the acquisition of NetLogic. This $1.5 billion was treated as includible in our U.S. taxable income for 2012. Nevertheless, this did not result in a tax liability for us because it was offset by our net operating loss and tax credit carryforwards. The $3.61 billion cash purchase price to acquire NetLogic greatly exceeded the purchase price of any prior cash acquisition we have made. The acquisition of NetLogic was unusual and nonrecurring. Our other cash acquisitions have been for significantly lower purchase prices, and we have never previously determined it prudent or necessary to access our prior years’ foreign earnings to facilitate an acquisition. We do not currently expect any future need to access our prior years’ foreign earnings, and therefore, aside from the $1.5 billion used to facilitate the NetLogic acquisition, we intend to continue to permanently reinvest our foreign earnings.

We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $59 million and $62 million at June 30, 2012 and December 31, 2011, respectively.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2004 through 2011 tax years generally remain subject to examination by tax authorities. Our income tax returns for the 2007, 2008 and 2009 tax years are currently under examination by the Internal Revenue Service.

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

We also have a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $500 million with a maturity date of November 19, 2016, at which time all outstanding revolving facility loans (if any) and accrued and unpaid interest must be repaid. No amounts were outstanding on our credit facility at June 30, 2012 and December 31, 2011.

The long-term debt and credit facility contain customary representations, warranties and covenants.

7. Shareholders’ Equity

Quarterly Dividend

In January 2012 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased the quarterly cash dividend by 11.1% to $0.10 per share ($0.40 per share on an annual basis) payable to holders of our common stock. In the three and six months ended June 30, 2012 and 2011 we paid $56 million, $111 million, $48 million and $97 million, respectively, in dividends to holders of our Class A and Class B common stock. These dividends were paid from U.S. domestic sources other than our retained earnings and are accounted for as reductions of shareholders’ equity.

8. Employee Benefit Plans

Combined Incentive Plan Activity

Activity under all stock option incentive plans is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2011	66	$27.47	$15.10
Options assumed	4	9.71	27.54
Options cancelled	(1)	35.73	13.07
Options exercised	(6)	16.77	11.82

Balance at June 30, 2012	63	$27.35	$14.80

Restricted stock unit activity is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2011	22	$32.88
Restricted stock units granted	11	36.18
Restricted stock units assumed	6	37.54
Restricted stock units cancelled	(1)	34.39
Restricted stock units vested	(8)	27.23

Balance at June 30, 2012	30	$34.83

The per share fair values of rights granted in connection with the employee stock purchase plan and stock options assumed from acquisitions in the six months ended June 30, 2012 have been estimated with the following weighted average assumptions:

	Employee Stock Purchase Rights	Assumed Employee Stock Options
Expected life (in years)	0.74	1.39
Implied volatility	0.37	0.41
Risk-free interest rate	0.16%	0.22%
Expected dividend yield	1.10%	1.00%
Weighted average fair value	$9.35	$27.54

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in the unaudited condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Cost of product revenue	$6	$6	$15	$13
Research and development	95	97	189	199
Selling, general and administrative	36	33	83	69

	$137	$136	$287	$281

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2012 through 2016 related to unvested share-based payment awards:

	2012	2013	2014	2015	2016	Total
			(In millions)
Unearned stock-based compensation	$245	$378	$246	$122	$16	$1,007

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

Intellectual Property Proceedings

In September 2009 we filed a complaint in the United States District Court for the Central District of California against Emulex Corporation, or Emulex, alleging infringement of ten patents generally relating to networking technologies. In subsequent filings, we added two additional patents and withdrew six patents, bringing the total to six asserted patents: U.S. Patents Nos. 7,058,150; 7,471,691; 7,450,500; 6,424,194; 7,486,124, and 7,724,057 (referred to as the Asserted Patents). In its answers, Emulex denied liability and asserted counterclaims seeking a declaratory judgment that the Asserted Patents are invalid and not infringed. A trial occurred in September and October 2011, and the Court heard post-trial motions in December 2011. The Court found that the Asserted Patents are not invalid. The Court further found Emulex infringed the ‘150 and ‘691 patents. In March 2012, the Court granted Broadcom’s motion for an injunction on the ‘150 and ‘691 patents and in April 2012, the Court entered an injunction against Emulex. Emulex filed an appeal of the Court’s rulings on the ‘150 and ‘691 patents to the Federal Circuit. On the remaining Asserted Patents, the jury found the ‘500 patent was not infringed and failed to reach a verdict on infringement for the ‘194, ‘124, and ‘057 patents. The Court has scheduled a new trial regarding the ‘194, ‘124, and ‘057 patents for April 2013.

On July 3, 2012, Broadcom and Emulex entered into a partial settlement and license agreement for the Asserted Patents. Under the terms of the agreement, the parties dismissed their respective claims on the ‘691 and ‘500 patents, Emulex received a license and release related to the Asserted Patents for certain products for certain fields of use and Emulex was required to make a payment of certain amounts to Broadcom. The litigation proceedings for the ‘150, ‘194, ‘124, and ‘057 patents will continue relating to Emulex’s unlicensed activity.

In November 2009 we filed a complaint in the United States District Court for the Eastern District of Texas against the Commonwealth Scientific and Industrial Research Organisation, or CSIRO, seeking a declaratory judgment that a certain U.S. patent number is invalid, unenforceable and not infringed. CSIRO answered the complaint and counterclaimed for infringement against Broadcom wireless LAN products and sought damages, attorney’s fees, and an injunction. Following a court ordered mediation session in March 2012, Broadcom and CSIRO entered into a settlement agreement resolving the litigation and the Court dismissed the parties’ claims with prejudice. The terms of the settlement agreement included a full release from liability for all asserted claims, the grant of a perpetual license under the asserted patent and all related patents to Broadcom, and the payment of certain amounts by Broadcom.

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

Other Proceedings

In November 2009 Emulex filed a complaint in the Central District of California against us alleging violation of the antitrust laws, defamation, and unfair competition. The complaint seeks injunctive relief and monetary damages, including treble damages and attorneys’ fees. In January 2010, Emulex filed an amended complaint in which Emulex removed, among other things, the claim of unfair competition. In February 2010, we filed motions to dismiss the case and a motion to strike. In June 2010, the District Court granted in part and denied in part our motion to dismiss and denied our motion to strike. In April 2012, the Court granted a joint stipulation to dismiss Emulex’s antitrust, defamation, and unfair competition case against us without prejudice. Under the July 3, 2012 agreement (see above), Emulex released these claims against Broadcom.

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

In September 2011, two lawsuits were filed by stockholders of NetLogic purporting to assert claims arising from our entry into a definitive merger agreement with NetLogic under which a subsidiary of Broadcom, I&N Acquisition Corp., was to be merged with and into NetLogic. On November 11, 2011, all parties to these actions, captioned New Jersey Carpenters’ Pension Fund v. Broyles et al., (Cal. Super. Ct. County of Santa Clara, Case No. 1-11-CV-209381) (referred to as the California Action), and Danielo v. NetLogic Microsystems, et al., (Del. Ct. of Chancery, Case No. 6881-VCG) (referred to as the Delaware Action), executed a Memorandum of Understanding, or MOU, respecting a proposed settlement of the claims in each of those actions. The terms of the proposed settlement required NetLogic to make certain supplemental disclosures regarding the merger in a Form 8-K filed with the SEC by NetLogic on November 14, 2011, and contemplate the payment by NetLogic of attorneys fees’ and costs to counsel representing the plaintiffs in the amount of $795,000, or such lower amount as the Court may order. The California court has entered a final order approving the settlement. The parties are awaiting dismissal by the Delaware court.

In February 2012 we were notified by the SEC’s Division of Enforcement - Los Angeles Regional office that it is conducting a formal investigation of our accounting practices related to litigation reserves. The SEC has requested documents and information for the time period commencing June 1, 2010 to the present. We believe that the SEC’s investigation was prompted by allegations of a former employee relating to our processes and decisions regarding litigation reserves in the first quarter of 2011 in connection with asserted and unasserted intellectual property claims. Following our receipt of these allegations in April 2011, we, with oversight from the Audit Committee of the Board of Directors, conducted an internal review of these allegations with the assistance of independent outside counsel and did not identify any improprieties. This investigation was completed during the three months ended June 30, 2011. In addition, based on the internal review, the results of which were discussed with the our independent registered public accounting firm, we determined that no adjustments to our fiscal 2010 and March 31, 2011 consolidated financial statements were necessary relating to the subject matter of the review. We are cooperating with the SEC’s investigation.

In July 2012, a former employee filed a lawsuit against us alleging wrongful termination in violation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and fundamental public policy under state law. The former employee alleges that he was terminated in June 2011 because he raised concerns that Broadcom did not appropriately accrue for and report certain loss contingencies in the three months ended March 31, 2011. We believe the lawsuit is without merit.

General

We and our subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. We will disclose the nature of any such matter if we believe it to be material.

The pending proceedings described above involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. From time to time we may enter into confidential discussions regarding the potential settlement of pending intellectual property or other litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. In the course of such settlement discussions, if we conclude that a settlement loss is probable and the settlement amount is estimable we may record settlement costs, notwithstanding not having reached a final settlement agreement. In the six months ended June 30, 2012 we recorded settlement costs of $88 million, related to the settlement of patent infringement claims referenced above. Also, upon the occurrence of certain events, we may be required to record additional settlement costs of up to $20 million related to a patent infringement case that settled in 2011. In July 2012 we received a payment of $58 million related to a partial settlement and license agreement. As this is a non-recognizable subsequent event for financial reporting purposes, we expect to record this transaction in the three months ending September 30, 2012 as a multiple element arrangement and will allocate the consideration between the licensing of intellectual property included in net revenue over the term of the license and to a lesser extent a gain on settlement of litigation. The settlement of any pending litigation or other proceedings could require us to incur substantial settlement payments and costs. Furthermore, the settlement of any intellectual property proceeding may require us to grant a license to certain of our intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. See Note 1 for an additional discussion of our accounting policy under “Litigation and Settlement Costs”.

10. Business Enterprise Segments, Significant Customer and Geographical Information

Business Enterprise Segments

Broadcom has three reportable segments consistent with our target markets. Our three reportable segments are: Broadband Communications (Home), Mobile & Wireless (Hand) and Infrastructure & Networking (Infrastructure). Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the reportable segment level.

Our net revenue is generated principally from sales of integrated circuit products, the income we receive from our agreement with Qualcomm and licensing revenue. While we derive some revenue from other sources, that revenue is not material as it represents approximately 1% of our total net revenue. Such revenue is classified under product revenue for reporting purposes. We group our net revenue consistent with our three target markets which comprise our reportable segments, as discussed above.

With respect to the sales of integrated circuit products, we have approximately 600 products that are grouped into approximately 60 product lines. We have concluded that these products constitute a group of similar products within each reportable segment in each of the following respects:

•

the integrated circuits marketed by each of our reportable segments are sold to one type of customer: manufacturers of wired and wireless communications equipment, which incorporate our integrated circuits into their electronic products;

•	the integrated circuits sold by each of our reportable segments use the same standard CMOS manufacturing processes; and

•	all of our integrated circuits are sold through a centralized sales force and common wholesale distributors.

We also report an “All Other” category that primarily includes licensing revenue and income from the Qualcomm Agreement since it is principally the result of corporate efforts. “All Other” also includes operating expenses that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. Operating costs and expenses that are not allocated include stock-based compensation, amortization of purchased intangible assets, amortization of acquired inventory valuation step-up, impairment of goodwill and other long-lived assets, net settlement costs, net restructuring costs, charitable contributions, employer payroll tax on certain stock option exercises, and other miscellaneous expenses related to corporate allocations that were either over or under the original projections at the beginning of the year. We include stock-based compensation and acquisition-related items in the “All Other” category as decisions regarding equity compensation are made at the corporate level and our CODM reviews reportable segment performance exclusive of these charges. Our CODM does not review information regarding total assets, interest income or income taxes on an operating segment basis. The accounting policies for segment reporting are the same as for Broadcom as a whole.

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile & Wireless	Infrastructure & Networking	All Other	Consolidated
			(In millions)
Three Months Ended June 30, 2012
Net revenue	$543	$900	$480	$48	$1,971
Operating income (loss)	130	122	116	(216)	152

Three Months Ended June 30, 2011
Net revenue	$513	$812	$420	$51	$1,796
Operating income (loss)	99	114	142	(185)	170

	Reportable Segments
	Broadband Communications	Mobile & Wireless	Infrastructure & Networking	All Other	Consolidated
			(In millions)
Six Months Ended June 30, 2012
Net revenue	$1,037	$1,775	$886	$100	$3,798
Operating income (loss)	234	246	223	(501)	202

Six Months Ended June 30, 2011
Net revenue	$1,003	$1,666	$839	$104	$3,612
Operating income (loss)	183	252	296	(327)	404

Included in the “All Other” category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(In millions)
Net revenue	$48	$51	$100	$104

Stock-based compensation	$137	$136	$287	$281
Amortization of purchased intangible assets	89	23	143	45
Amortization of acquired inventory valuation step-up	43	5	65	10
Impairments of long-lived assets	9	74	37	83
Settlement costs (gains)	2	(45)	88	(50)
Restructuring costs, net	1	—	4	—
Charitable contribution	—	25	—	25
Non recurring legal fees	—	25	—	25
Employer payroll tax on certain stock option exercises	2	2	4	5
Miscellaneous corporate allocation variances	(19)	(9)	(27)	7

Total other operating costs and expenses	$264	$236	$601	$431

Total operating loss for the “All Other” category	$(216)	$(185)	$(501)	$(327)

Significant Customer and Geographical Information

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Five largest customers as a group	47.0%	39.4%	47.7%	40.4%

The geographical distribution of our shipments, as a percentage of product revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
China (exclusive of Hong Kong)	31.6%	34.5%	32.1%	33.1%
Hong Kong	25.2	26.9	25.8	26.3
Singapore, Taiwan and Japan	26.5	21.1	26.5	22.7
Europe	2.2	1.7	1.7	2.1
United States	0.9	2.0	0.8	1.4
Other	13.6	13.8	13.1	14.4

	100.0%	100.0%	100.0%	100.0%

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

Our product revenue consists principally of sales of semiconductor devices and, to a lesser extent, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. The majority of our product sales occur through the efforts of our direct sales force. The remaining balance of our product sales occurs through distributors. Our licensing revenue and income is generated from the licensing of our intellectual property, of which the vast majority to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm Incorporated. The licensing revenue from our agreement with Verizon Wireless ended in March 2009 and the income from the Qualcomm Agreement is non-recurring and will terminate in the three months ending June 30, 2013. There can be no assurances that we will be able to enter into similar arrangements of this magnitude in the future. At June 30, 2012 we had deferred income of $4 million related to the Qualcomm Agreement.

A detailed discussion of our business may be found in Part I, Item 1, “Business,” of our 2011 Annual Report on Form 10-K for the year ended December 31, 2011.

Operating Results for the Three and Six months ended June 30, 2012

In the three months ended June 30, 2012 our net income was $160 million as compared to net income of $175 million in the three months ended June 30, 2011. In the six months ended June 30, 2012 our net income was $248 million as compared to net income of $403 million in the six months ended June 30, 2011. The decrease in profitability was primarily related to lower gross margins due to the amortization of purchased intangible assets and inventory valuation step-up from our acquisition of NetLogic Microsystems, Inc., or NetLogic, in February 2012, and increase in research and development expenses associated with the NetLogic and BroadLight acquisitions and organic hiring. In addition, we recorded varying charges related to settlement costs, impairment of certain purchased intangible assets, charitable contributions and non-recurring income tax benefits.

The unaudited condensed consolidated financial statements include the results of operations of NetLogic and BroadLight commencing as of the acquisition dates and are included in our Infrastructure & Networking and Broadband Communications reportable segments, respectively. In connection with the acquisition, our results of operations in the three months ended June 30, 2012 included: (i) stock-based compensation of $25 million, (ii) the amortization of purchased intangibles of $66 million, and (iii) the amortization of acquired inventory valuation step-up of $43 million. In connection with the acquisition, our results of operations in the six months ended June 30, 2012 included: (i) stock-based compensation of $52 million, of which $17 million related to the accelerated vesting of equity awards upon the termination of certain employees with change in control agreements, (ii) the amortization of purchased intangibles of $93 million, and (iii) the amortization of acquired inventory valuation step-up of $63 million.

Other highlights during the six months ended June 30, 2012 include the following:

•

Our cash and cash equivalents and marketable securities were $2.18 billion at June 30, 2012, compared with $5.21 billion at December 31, 2011. This significant decrease was primarily the result of our acquisitions of NetLogic and BroadLight discussed below. We generated cash flow from operations of $717 million during the six months ended June 30, 2012 as compared to $822 million in the six months ended June 30, 2011 due to lower net income.

•

In January 2012 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased our quarterly cash dividend by 11.1% to $0.10 per share ($0.40 per share on an annual basis) payable to holders of our common stock.

•

In February 2012 we completed our acquisition of NetLogic, a publicly traded company that is a provider in high performance intelligent semiconductor solutions for next generation networks. In connection with the acquisition, we paid $3.61 billion, exclusive of cash assumed, to acquire all of the outstanding shares of capital stock and other equity rights of NetLogic. The purchase price was paid in cash, except for a portion attributable to certain equity awards which were paid in the form of Broadcom equity. The equity awards had a fair value of $349 million, of which $137 million was considered part of the purchase price, and the remaining $212 will be recognized as stock-based compensation expense primarily over the next two to three years.

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

•

In April 2012 we completed our acquisition of BroadLight, Inc., a privately held provider of networking and fiber access passive optical network processors. We paid $201 million, exclusive of cash assumed, to acquire all of the outstanding shares of capital stock and other equity rights of BroadLight, and $3 million of Broadcom restricted stock units for certain unvested employee stock options. Additional consideration of up to $10 million in cash may be paid to the former holders of BroadLight capital stock and other rights upon satisfaction of certain future performance goals.

Business Enterprise Segments.

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile & Wireless	Infrastructure & Networking	All Other	Consolidated
	(In millions)
Three Months Ended June 30, 2012
Net revenue	$543	$900	$480	$48	$1,971
Operating income (loss)	130	122	116	(216)	152

Three Months Ended June 30, 2011
Net revenue	$513	$812	$420	$51	$1,796
Operating income (loss)	99	114	142	(185)	170

	Reportable Segments
	Broadband Communications	Mobile & Wireless	Infrastructure & Networking	All Other	Consolidated
	(In millions)
Six Months Ended June 30, 2012
Net revenue	$1,037	$1,775	$886	$100	$3,798
Operating income (loss)	234	246	223	(501)	202

Six Months Ended June 30, 2011
Net revenue	$1,003	$1,666	$839	$104	$3,612
Operating income (loss)	183	252	296	(327)	404

Included in the “All Other” category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(In millions)
Net revenue	$48	$51	$100	$104

Stock-based compensation	$137	$136	$287	$281
Amortization of purchased intangible assets	89	23	143	45
Amortization of acquired inventory valuation step-up	43	5	65	10
Impairments of long-lived assets	9	74	37	83
Settlement costs (gains)	2	(45)	88	(50)
Restructuring costs, net	1	—	4	—
Charitable contribution	—	25	—	25
Non recurring legal fees	—	25	—	25
Employer payroll tax on certain stock option exercises	2	2	4	5
Miscellaneous corporate allocation variances	(19)	(9)	(27)	7

Total other operating costs and expenses	$264	$236	$601	$431

Total operating loss for the “All Other” category	$(216)	$(185)	$(501)	$(327)

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

•	restructuring costs;

•	other-than-temporary impairment of marketable securities; and

•	charitable contributions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2012.

Results of Operations

The following table sets forth certain Unaudited Condensed Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue:
Product revenue	97.3%	97.0%	97.1%	96.7%
Income from Qualcomm Agreement	2.4	2.9	2.6	2.9
Licensing revenue	0.3	0.1	0.3	0.4

Total net revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of product revenue	51.8	48.9	51.1	49.1
Research and development	29.5	28.1	29.7	27.8
Selling, general and administrative	8.6	10.0	9.2	9.9
Amortization of purchased intangible assets	1.7	0.5	1.3	0.4
Impairments of long-lived assets	0.5	4.1	1.0	2.3
Restructuring costs, net	0.1	—	0.1	—
Settlement costs (gains)	0.1	(2.5)	2.3	(1.4)
Charitable contribution	—	1.4	—	0.7

Total operating costs and expenses	92.3	90.5	94.7	88.8
Income from operations	7.7	9.5	5.3	11.2
Interest expense, net	(0.4)	—	(0.4)	—
Other income, net	0.4	—	0.2	—

Income before income taxes	7.7	9.5	5.1	11.2
Provision (benefit) for income taxes	(0.4)	(0.2)	(1.4)	—

Net income	8.1%	9.7%	6.5%	11.2%

The following table presents details of product and total gross margin as a percentage of product and total revenue, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product gross margin	46.7%	49.6%	47.4%	49.3%
Total gross margin	48.2	51.1	48.9	50.9

The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the unaudited condensed consolidated statements of income data above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of product revenue	0.3%	0.3%	0.4%	0.4%
Research and development	4.8	5.4	5.0	5.5
Selling, general and administrative	1.8	1.8	2.2	1.9

Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin

The following tables present net revenue, cost of product revenue, product gross margin and total gross margin:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011			% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	in Amount
	(In millions, except percentages)
Product revenue	$1,917	97.3%	$1,742	97.0%	$175	10.0%
Income from Qualcomm Agreement	48	2.4	52	2.9	(4)	(7.7)
Licensing revenue	6	0.3	2	0.1	4	200.0

Total net revenue	$1,971	100.0%	$1,796	100.0%	$175	9.7%

Cost of product revenue	$1,021	51.8%	$878	48.9%	$143	16.3%

Product gross margin	46.7%		49.6%		(2.9)%

Total gross margin	48.2%		51.1%		(2.9)%

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011			% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	in Amount
	(In millions, except percentages)
Product revenue	$3,687	97.1%	$3,494	96.7%	$193	5.5%
Income from Qualcomm Agreement	100	2.6	104	2.9	(4)	(3.8)
Licensing revenue	11	0.3	14	0.4	(3)	(21.4)

Total net revenue	$3,798	100.0%	$3,612	100.0%	$186	5.1%

Cost of product revenue	$1,939	51.1%	$1,772	49.1%	$167	9.4%

Product gross margin	47.4%		49.3%		(1.9)%

Total gross margin	48.9%		50.9%		(2.0)%

	Three Months Ended June 30, 2012		Three Months Ended March 31, 2012			% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	in Amount
	(In millions, except percentages)
Product revenue	$1,917	97.3%	$1,770	96.9%	$147	8.3%
Income from Qualcomm Agreement	48	2.4	52	2.8	(4)	(7.7)
Licensing revenue	6	0.3	5	0.3	1	20.0

Total net revenue	$1,971	100.0%	$1,827	100.0%	$144	7.9%

Cost of product revenue	$1,021	51.8%	$918	50.2%	$103	11.2%

Product gross margin	46.7%		48.1%		(1.4)%

Total gross margin	48.2%		49.8%		(1.6)%

Net Revenue. The following tables present net revenue from each of our reportable segments and its respective contribution to net revenue:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011			% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	in Amount
	(In millions, except percentages)
Broadband Communications	$543	27.5%	$513	28.6%	$30	5.8%
Mobile & Wireless	900	45.7	812	45.2	88	10.8
Infrastructure & Networking	480	24.4	420	23.4	60	14.3
All other(1)	48	2.4	51	2.8	(3)	(5.9)

Total net revenue	$1,971	100.0%	$1,796	100.0%	$175	9.7%

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011			% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	in Amount
	(In millions, except percentages)
Broadband Communications	$1,037	27.3%	$1,003	27.8%	$34	3.4%
Mobile & Wireless	1,775	46.8	1,666	46.1	109	6.5
Infrastructure & Networking	886	23.3	839	23.2	47	5.6
All other(1)	100	2.6	104	2.9	(4)	(3.8)

Total net revenue	$3,798	100.0%	$3,612	100.0%	$186	5.1%

	Three Months Ended June 30, 2012		Three Months Ended March 31, 2012			% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	in Amount
	(In millions, except percentages)
Broadband Communications	$543	27.5%	$494	27.0%	$49	9.9%
Mobile & Wireless	900	45.7	875	48.0	25	2.9
Infrastructure & Networking	480	24.4	406	22.2	74	18.2
All other(1)	48	2.4	52	2.8	(4)	(7.7)

Total net revenue	$1,971	100.0%	$1,827	100.0%	$144	7.9%

(1)	Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent agreements. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

Broadband Communications. The increase in net revenue in the three months ended June 30, 2012 as compared to three months ended June 30, 2011 resulted primarily from an increase in demand for our broadband modems of $52 million, partially offset by a reduction in demand for our set-top boxes of $11 million and our digital television and Blu-ray Disc products of $11 million. The increase in net revenue in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 resulted primarily from an increase in demand for our broadband modems of $65 million, partially offset by a reduction in demand for our digital television and Blu-ray Disc products of $32 million. The increase in net revenue in the three months ended June 30, 2012 as compared to the three months ended March 31, 2012, resulted primarily from an increase in demand for our broadband modems of $49 million. Broadband modem and set-top box growth is generally driven by an increase in the number of global subscribers for broadband access and pay-TV services, as well as the adoption of faster modems and the roll out of more highly integrated set-top box platforms by global service providers. The decrease in our digital television and Blu-ray Disc products was the result of our decision to move away from those particular consumer electronic markets.

Mobile & Wireless. The increase in net revenue in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 resulted primarily from an increase in demand for our cellular baseband and wireless connectivity products of $101 million and other wireless technologies of $11 million, partially offset by a decrease in demand for our multimedia co-processors of $24 million. The increase in net revenue in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 resulted primarily from an increase in demand for our cellular baseband and wireless connectivity products of $127 million and other wireless technologies of $20 million, partially offset by a decrease in demand for our multimedia co-processors of $38 million. The increase in net revenue in the three months ended June 30, 2012 as compared to the three months ended March 31, 2012 resulted primarily from an increase in demand for cellular baseband and wireless connectivity products of $17 million and other wireless technologies of $14 million, partially offset by a decrease in demand for our multimedia co-processors of $6 million. Growth in our baseband and wireless connectivity businesses has been driven by increased demand for our 3G baseband solutions and higher-end devices which require WiFi and Bluetooth connectivity, which more than offset the anticipated softness in demand for our 2G basebands. The multimedia co-processors business has declined due to the end of life of certain customer products.

Infrastructure & Networking. The increase in net revenue for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 resulted primarily from an increase for our communication processors of $77 million, partially offset by softness in sales of Ethernet switches and PHYs of $18 million. The increase in net revenue for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 resulted primarily from an increase in demand for our communication processors of $107 million, partially offset by softness in sales of Ethernet switches and PHYs of $56 million. The increase in communication processors for the three and six month ended June 30, 2012 was the result of our acquisition of NetLogic in February 2012. The decrease in Ethernet switches and PHYs was primarily due to softness in service provider spending as compared to the corresponding periods in 2011. The increase in net revenue for the three months ended June 30, 2012 as compared to the three months ended March 31, 2012 resulted primarily from an increase in revenue from communication processors of $47 million related to the full quarter impact in net revenue associated with our acquisition of NetLogic, as well as increased demand for our Ethernet switch and PHYs of $25 million driven primarily from growth in the service provider market.

Rebates. We recorded rebates to certain customers of $149 million, or 7.6% of net revenue, $147 million, or 8.0% of net revenue, and $163 million, or 9.1% of net revenue, in the three months ended June 30, 2012, March 31, 2012, and June 30, 2011, respectively. We recorded rebates to certain customers of $296 million, or 7.8% of net revenue, and $314 million, or 8.7% of net revenue in the six months ended June 30, 2012 and 2011, respectively. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of $2 million, $3 million and $5 million in the three months ended June 30, 2012, March 31, 2012 and June 30, 2011, respectively. We reversed accrued rebates of $5 million and $7 million in the six months ended June 30, 2012 and 2011, respectively. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs.

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

For these and other reasons, our total net revenue and results of operations for the three and six months ended June 30, 2012 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Concentration of Net Revenue

Income from the Qualcomm Agreement is expected to be recognized as follows:

	Three Months Ending
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	Total
	(In millions)
Income from Qualcomm Agreement	$43	$43	$44	$43	$173

The following table presents details of our product net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product sales through direct sales force	78.1%	77.1%	77.4%	77.0%
Product sales maintained under fulfillment distributor arrangements	6.4	5.8	7.0	6.9
Product sales through distributors	15.5	17.1	15.6	16.1

	100.0%	100.0%	100.0%	100.0%

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Five largest customers as a group	47.0%	39.4%	47.7%	40.4%

We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the remainder of 2012 and for the foreseeable future. The identities of our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period.

The geographical distribution of our shipments, as a percentage of product revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
China (exclusive of Hong Kong)	31.6%	34.5%	32.1%	33.1%
Hong Kong	25.2	26.9	25.8	26.3
Singapore, Taiwan and Japan	26.5	21.1	26.5	22.7
Europe	2.2	1.7	1.7	2.1
United States	0.9	2.0	0.8	1.4
Other	13.6	13.8	13.1	14.4

	100.0%	100.0%	100.0%	100.0%

All of our revenue to date has been denominated in U.S. dollars.

Factors That May Impact Net Revenue

The demand for our products and the subsequent recognition of net revenue has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•

general economic and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, and trends in the wired and wireless communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers and distributors, to manage inventory;

•	the timing of our distributors’ shipments to their customers or when products are taken by our customers under hubbing arrangements;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost effective and timely manner;

•	the rate at which our present and future customers and end-users adopt and ramp our products and technologies;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; and

•	the availability of credit and financing, which may lead certain of our customers to reduce their level of purchases or to seek credit or other accommodations from us.

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

Product gross margin decreased to 46.7% in the three months ended June 30, 2012 as compared to 49.6% in the three months ended June 30, 2011 primarily because of increases in amortization of purchased intangibles, inventory valuation step-up and excess and obsolete inventory provisions of $42 million, $38 million and $8 million, respectively, offset in part by cancellation fees received of $9 million. The increase in the amortization of purchased intangibles and inventory valuation step-up were primarily the result of our acquisitions of NetLogic and BroadLight. Product gross margin also includes $8 million and $2 million of licensing costs related to NPEs in the three months ended June 30, 2012 and 2011, respectively.

Product gross margin decreased to 47.4% in the six months ended June 30, 2012 as compared to 49.3% in the six months ended June 30, 2011 primarily because of increases in amortization of purchased intangibles and inventory valuation step-up of $64 million and $55 million respectively, offset in part by a decrease in excess and obsolete inventory provisions of $3 million and cancellation fees received of $9 million. The increase in the amortization of purchased intangibles and inventory valuation step-up were primarily the result of our acquisitions of NetLogic and BroadLight. Product gross margin also includes $11 million and $4 million of licensing costs related to NPEs in the six months ended June 30, 2012 and 2011, respectively.

Product gross margin decreased to 46.7% in the three months ended June 30, 2012 as compared to 48.1% in the three months ended March 31, 2012 primarily because of an increase in amortization of purchased intangibles, inventory valuation step-up, and excess and obsolete inventory provisions of $19 million, $21 million and $13 million, respectively, offset in part by cancellation fees received of $9 million. The increase in the amortization of purchased intangibles and inventory step-up were primarily the result of the full quarter impact of our acquisition of NetLogic and the acquisition of BroadLight. Product gross margin also includes $8 million and $3 million of licensing costs related to NPEs in the three months ended June 30, 2012 and March 31, 2012, respectively.

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

The following tables present details of research and development expense:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Increase (Decrease)	% Change in Amount
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Salaries and benefits	$321	16.3%	$271	15.1%	$50	18.5%
Stock-based compensation	95	4.8	97	5.4	(2)	(2.1)
Development and design costs	88	4.5	73	4.1	15	20.5
Other	78	3.9	64	3.5	14	21.9

Research and development	$582	29.5%	$505	28.1%	$77	15.2%

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Increase (Decrease)	% Change in Amount
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Salaries and benefits	$625	16.5%	$545	15.1%	$80	14.7%
Stock-based compensation	189	5.0	199	5.5	(10)	(5.0)
Development and design costs	167	4.4	137	3.8	30	21.9
Other	147	3.8	122	3.4	25	20.5

Research and development	$1,128	29.7%	$1,003	27.8%	$125	12.5%

The increase in salaries and benefits was primarily attributable to an increase in headcount of approximately 1,130 personnel, bringing headcount to approximately 8,330 at June 30, 2012, which represents a 15.7% increase from our June 30, 2011 levels. Approximately 50% of the increase in headcount was the result of our acquisitions of NetLogic and BroadLight. See below for discussion of stock-based compensation. Development and design costs increased in the three and six months ended June 30, 2012 due to increases in prototyping costs, engineering design tool expenses and licensing fees. Development and design costs vary from period to period depending on the timing of development and tape-out of various products. The increase in the Other line item in the above table is primarily attributable to an increase in depreciation, facilities and travel expenses.

We expect research and development costs to increase as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies, including acquisitions.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. Approximately 70% of our products are currently manufactured in 65 nanometers. We are designing most new products in 40 nanometers and 28 nanometers, and are beginning to evaluate 20 nanometers. We currently hold more than 7,200 U.S. and more than 2,800 foreign patents and more than 7,300 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The following tables present details of selling, general and administrative expense:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Increase (Decrease)	% Change in Amount
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Salaries and benefits	$86	4.4%	$72	4.0%	$14	19.4%
Stock-based compensation	36	1.8	33	1.8	3	9.1
Legal and accounting fees	19	1.0	49	2.7	(30)	(61.2)
Other	30	1.4	26	1.5	4	15.4

Selling, general and administrative	$171	8.6%	$180	10.0%	$(9)	(5.0)%

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Increase (Decrease)	% Change in Amount
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Salaries and benefits	$166	4.4%	$145	4.0%	$21	14.5%
Stock-based compensation	83	2.2	69	1.9	14	20.3
Legal and accounting fees	42	1.1	95	2.6	(53)	(55.8)
Other	59	1.5	50	1.4	9	18.0

Selling, general and administrative	$350	9.2%	$359	9.9%	$(9)	(2.5)%

The increase in salaries and benefits was primarily attributable to an increase in headcount of approximately 260 personnel, bringing headcount to approximately 1,960 at June 30, 2012, which represents a 15.3% increase from our June 30, 2011 levels. Approximately 55% of the increase in headcount was the result of our acquisitions of NetLogic and BroadLight. See below for discussion of stock-based compensation. The decrease in legal and accounting fees was primarily driven by the conclusion of several outstanding legal matters, including the settlement of a shareholder derivative action in the three months ended June 30, 2011 and certain patent infringement claims. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and prior years’ securities litigation, patent prosecution and filings and various other transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information. The increase in the Other line item in the above table is primarily attributable to an increase in travel and marketing expense.

Stock-Based Compensation Expense

The following tables present details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Increase (Decrease)	% Change in Amount
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Cost of product revenue	$6	0.3%	$6	0.3%	$—	0.0%
Research and development	95	4.8	97	5.4	(2)	(2.1)
Selling, general and administrative	36	1.8	33	1.8	3	9.1

	$137	6.9%	$136	7.5%	$1	0.7%

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Increase (Decrease)	% Change in Amount
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Cost of product revenue	$15	0.4%	$13	0.4%	$2	15.4%
Research and development	189	5.0	199	5.5	(10)	(5.0)
Selling, general and administrative	83	2.2	69	1.9	14	20.3

	$287	7.6%	$281	7.8%	$6	2.1%

In the six months ended June 30, 2012, we also granted equity awards with a fair value of $388 million, primarily related to our regular annual equity compensation review program, that will be expensed over the next four years and assumed NetLogic and BroadLight equity awards with a fair value of $215 million that will be expensed primarily over the next two to three years.

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2012 through 2016 related to unvested share-based payment awards:

	2012	2013	2014	2015	2016	Total
	(In millions)
Unearned stock-based compensation	$245	$378	$246	$122	$16	$1,007

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

Amortization of Purchased Intangible Assets

The following tables present details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Increase	% Change in Amount
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Cost of product revenue	$56	2.8%	$14	0.8%	$42	300.0%
Other operating expenses	33	1.7	9	0.5	24	266.7

	$89	4.5%	$23	1.3%	$66	287.0%

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Increase	% Change in Amount
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(In millions, except percentages)
Cost of product revenue	$93	2.4%	$29	0.8%	$64	220.7%
Other operating expenses	50	1.3	16	0.4	34	212.5

	$143	3.7%	$45	1.2%	$98	217.8%

The increase in amortization of purchased intangible assets in the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 primarily related to our acquisitions of NetLogic and BroadLight in 2012 and Provigent Inc. in 2011. In the six months ended June 30, 2012, we recorded purchased intangible assets of $1.77 billion related to our acquisitions of NetLogic and BroadLight.

The following table presents details of the amortization of existing purchased intangible assets, including IPR&D, which is currently estimated to be expensed in the remainder of 2012 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2012	2013	2014	2015	2016	Thereafter	Total
	(In millions)
Cost of product revenue	$110	$189	$236	$225	$201	$792	$1,753
Other operating expenses	61	56	63	31	9	8	228

	$171	$245	$299	$256	$210	$800	$1,981

We amortize our intangible assets with definitive lives over periods ranging from one to fourteen years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used. In addition, based on our current assumptions, IPR&D assets will be reclassified to development technology through 2016 and amortized over their estimated useful lives. If we acquire additional purchased intangible assets in the future, our cost of product revenue or operating expenses will be increased by the amortization of those assets.

In-Process Research and Development

In the six months ended June 30, 2012 we capitalized IPR&D of $267 million related to our NetLogic acquisition. For a description of our valuation techniques and significant assumptions underlying the valuation of the ongoing development projects that were in process at the date of acquisition and were capitalized as IPR&D, see the discussion in Note 3 of Notes to the Unaudited Condensed Consolidated Financial Statements.

Impairment of Long-Lived Assets

In June 2012 we recorded impairment charges for developed technology of $6 million, primarily related to our 2010 acquisition of Beceem Communications, Inc., or Beceem, included in our Mobile & Wireless reportable segment. The primary factor contributing to this impairment charge was the continued reduction in the forecasted cash flows derived from the acquired WiMAX products as wireless service providers have accelerated their adoption of Long Term Evolution, LTE, products. In March 2012 we recorded impairment charges for developed technology of $28 million, primarily related to our acquisitions of Dune Networks, Inc. and Percello Ltd. included in our Infrastructure & Networking and Broadband Communications reportable segments, respectively. The primary factor contributing to these impairment charges was the reduction in the revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with the impaired assets. In addition, we recorded an impairment charge of $3 million related to certain computer software and equipment in the three months ended June 30, 2012.

In June 2011 we recorded a purchased intangible impairment charge of $74 million related to our acquisition of Beceem. The primary factor contributing to this impairment charge was a reduction in the forecasted cash flows derived from the acquired WiMAX products as discussed above. In March 2011 we recorded an impairment charge of $9 million primarily related to a technology license that was acquired in 2008. The primary factor contributing to this impairment charge was the continued reduction in our revenue outlook for our Blu-ray business, and the related decrease to the estimated cash flows identified with the impaired assets.

Settlement Costs (Gains)

In the six months ended June 30, 2012 we recorded settlement costs of $88 million related to patent infringement claims. We recorded settlement gains of $50 million in the six months ended June 30, 2011, primarily related to the settlement of our shareholder derivative action. See Note 9 of Notes to the Unaudited Condensed Consolidated Financial Statements.

Charitable Contribution

In June 2011 we contributed $25 million to the Broadcom Foundation to support science, technology, engineering and mathematics programs, as well as a broad range of community services. This payment was recorded as an operating expense in our unaudited condensed consolidated statements of income in the three and six months ended June 30, 2011.

Interest and Other Income (Expense), Net

The following tables present interest and other income, net:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011			% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	in Amount
			(In millions, except percentages)
Interest expense, net	$(7)	(0.4)%	$—	0.0%	$(7)	0.0%
Other income, net	7	0.4	1	—	6	600.0

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011			% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	in Amount
			(In millions, except percentages)
Interest expense, net	$(13)	(0.4)%	$—	0.0%	$(13)	0.0%
Other income, net	6	0.2	—	—	6	0.0%

Interest expense, net, reflects interest expense on our senior notes totaling $1.20 billion, offset by interest income earned on cash, cash equivalents and marketable securities balances. Other income, net, primarily includes gains and losses on foreign currency transactions, asset disposals and strategic investments.

The increase in interest expense, net, for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 was driven primarily by interest expense related to our long-term debt of $500 million issued in November 2011.

Provision for Income Taxes

We recorded tax benefits of $8 million and $53 million for the three and six months ended June 30, 2012, respectively, and a tax benefit of $4 million and a tax provision of $1 million for the three and six months ended June 30, 2011, respectively. Our effective tax rates were (5.3)% and (27.2)% for the three and six months ended June 30, 2012, respectively, and (2.3)% and 0.2% for the three and six months ended June 30, 2011, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate in the three and six months ended June 30, 2012 and 2011, tax benefits resulting primarily from the expiration of statutes of limitations for the assessment of taxes in various foreign jurisdictions of $5 million and $7 million for the three and six months ended June 30, 2012, respectively, and $5 million and $6 million for the three and six months ended June 30, 2011, respectively, and tax benefits resulting from reductions in our U.S. valuation allowance on certain deferred tax assets due to recording net deferred tax liabilities for identifiable intangible assets under purchasing accounting of $4 million for our acquisition of BroadLight for the three months ended June 30, 2012, and $47 million for our acquisition of NetLogic for the six months ended June 30, 2012.

During the three months ended March 31, 2012, we accessed $1.5 billion of cash from our foreign subsidiaries to facilitate the acquisition of NetLogic. This $1.5 billion was treated as includible in our U.S. taxable income for 2012. Nevertheless, this did not result in a tax liability for us because it was offset by our net operating loss and tax credit carryforwards. The $3.61 billion cash purchase price to acquire NetLogic greatly exceeded the purchase price of any prior cash acquisition we have made. The acquisition of NetLogic was unusual and nonrecurring. Our other cash acquisitions have been for significantly lower purchase prices, and we have never previously determined it prudent or necessary to access our prior years’ foreign earnings to facilitate an acquisition. We do not currently expect any future need to access our prior years’ foreign earnings, and therefore, aside from the $1.5 billion used to facilitate the NetLogic acquisition, we intend to continue to permanently reinvest our foreign earnings.

We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $59 million and $62 million at June 30, 2012 and December 31, 2011, respectively.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2004 through 2011 tax years generally remain subject to examination by tax authorities. Our income tax returns for the 2007, 2008 and 2009 tax years are currently under examination by the Internal Revenue Service.

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

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities. The following table presents working capital, and cash and cash equivalents and marketable securities:

	June 30, 2012	December 31, 2011	Increase (Decrease)
		(In millions)
Working capital	$1,985	$4,653	$(2,668)

Cash and cash equivalents	$1,362	$4,146	$(2,784)
Short-term marketable securities	408	383	25
Long-term marketable securities	414	676	(262)

Total cash and cash equivalents and marketable securities	$2,184	$5,205	$(3,021)

See discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in the Six Months Ended June 30, 2012 and 2011

Cash and cash equivalents decreased to $1.36 billion at June 30, 2012 from $4.15 billion at December 31, 2011 as a result of cash used to fund our acquisitions of NetLogic and BroadLight, our quarterly dividend payments and purchases of property and equipment, offset by cash provided by operating activities and net proceeds from the sale of marketable securities.

	Six Months Ended June 30,
	2012	2011
	(In millions)
Net cash provided by operating activities	$717	$822
Net cash used in investing activities	(3,402)	(5)
Net cash used in financing activities	(99)	(642)

Increase (decrease) in cash and cash equivalents	$(2,784)	$175
Cash and cash equivalents at beginning of period	4,146	1,622

Cash and cash equivalents at end of period	$1,362	$1,797

Operating Activities

In the six months ended June 30, 2012 our operating activities provided $717 million in cash. This was primarily the result of net income of $248 million and net non-cash operating expenses of $521 million, offset in part by changes in operating assets and liabilities of $52 million. In the six months ended June 30, 2011 our operating activities provided $822 million in cash. This was primarily the result of net income of $403 million and net non-cash operating expenses of $446 million, offset in part by changes in operating assets and liabilities of $27 million.

Our days sales outstanding increased from 34 days at December 31, 2011 to 38 days at June 30, 2012 due to revenue linearity (meaning an increased percentage of sales occurred in the final month of the quarter). We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

Our inventory days on hand increased from 43 days at December 31, 2011 to 47 days at June 30, 2012 primarily attributable to an increase in inventory to meet the anticipated growth in demand in the three months ending September 30, 2012 for our products and the associated valuation step-up that was realized through our acquisition of NetLogic. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing Activities

Investing activities used $3.40 billion in cash in the six months ended June 30, 2012, which was primarily the result of $3.57 billion in net cash paid for our acquisitions of NetLogic and BroadLight and $124 million of capital equipment purchases to support our research and development efforts, offset in part by $291 million in net proceeds from sales and maturities of marketable securities. Investing activities used $5 million in cash in the six months ended June 30, 2011, which was primarily the result of $344 million in net cash paid for our acquisitions of Provigent and SC Square and $97 million of capital equipment purchases to support our research and development efforts, offset in part by $436 million in net proceeds from sales and maturities of marketable securities.

Financing Activities

Our financing activities used $99 million in cash in the six months ended June 30, 2012, which was primarily the result of the payment of contingent consideration assumed from our NetLogic acquisition of $53 million, dividends paid of $111 million, and $91 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $156 million in proceeds received from issuances of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan. Our financing activities used $642 million in cash in the six months ended June 30, 2011, which was primarily the result of $670 million in repurchases of shares of our Class A common stock, dividends paid of $97 million, and $91 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $216 million in proceeds received from issuances of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan.

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

Short and Long-Term Financing Arrangements

At June 30, 2012, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

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

Credit Facility

In November 2010 we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $500 million. We amended this credit facility in October 2011 primarily to extend the maturity date by two years to November 19, 2016, at which time all outstanding revolving facility loans (if any) and accrued and unpaid interest must be repaid. The amendment to the credit facility also decreased the interest rate margins applicable to loans made under the credit facility and the commitment fee paid on the amount of the unused commitments. We did not draw on our credit facility in the six months ended June 30, 2012 and 2011.

The credit facility contains customary representations, warranties and covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

We were in compliance with all debt covenants as of June 30, 2012.

Senior Notes

The following table summarizes the principal amount of our senior unsecured notes:

	June 30, 2012	December 31, 2011
	(In millions)
1.500% fixed-rate notes, due 2013	$300	$300
2.375% fixed-rate notes, due 2015	400	400
2.700% fixed-rate notes, due 2018	500	500

	$1,200	$1,200
Unaccreted discount	(4)	(4)

	$1,196	$1,196

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

We were in compliance with all debt covenants as of June 30, 2012.

Other Notes and Borrowings

We had no other significant notes or borrowings as of June 30, 2012.

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

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S. and expect domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as acquisitions, quarterly dividends, share buy-backs and repayment of debt. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. If we were to repatriate our foreign earnings, which are permanently reinvested, it would not result in a significant tax liability because the amounts would be offset by our remaining net operating loss and tax credit carryforwards.

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

As of June 30, 2012 we have approximately $1.03 billion of cash, cash equivalents, and marketable securities held by our foreign subsidiaries. Any potential additional income, which could result if we were to repatriate our remaining foreign cash, cash equivalents and marketable securities would be offset by existing net operating loss and research and development tax credit carryforwards and should not have a material effect on our tax liabilities. Our net operating loss and research and development tax credit carryforwards are currently subject to a full valuation allowance.

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•

general economic and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, and trends in the wired and wireless communications markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

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

Off-Balance Sheet Arrangements

At June 30, 2012 we had no material off-balance sheet arrangements, other than our facility operating leases.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. The average credit rating of our marketable securities portfolio by major credit rating agencies was Aa3/AA-. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income, net, may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded fixed income investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any fixed income securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of shareholders’ equity, net of tax.

To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of June 30, 2012, a 100 basis point increase in interest rates across all maturities would result in a $9 million incremental decline in the fair market value of the portfolio. As of December 31, 2011, a similar 100 basis point increase in interest rates across all maturities would also result in a $9 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of June 30, 2012 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2012, the end of the period covered by this Report. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•

the impact of a significant natural disaster, such as an earthquake, severe weather, tsunami or other flooding, or a nuclear crisis, as well as interruptions or shortages in the supply of utilities such as water and electricity, in a key location such as our corporate headquarters or our Northern California facilities, both of which are located near major earthquake fault lines, in our Singapore distribution center or in a key location of one of our suppliers, foundries or customers;

•	the impact of enterprise system failures or network disruptions and the failure of our disaster recovery planning to cover various unanticipated occurrences; and

•	the impact of tax examinations.

We depend on a few significant customers for a substantial portion of our revenue.

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers represented 47.7% and 40.4% of our total net revenue in the six months ended June 30, 2012 and 2011, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The loss of any significant customer could materially and adversely affect our financial condition and results of operations. Also, as our significant customers become larger relative to our business and the industry, they may be able to leverage pricing pressure through the supply chain, vertical integration or other avenues, thereby adversely affecting our gross margins.

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

In addition, the majority of our licensing revenues and related income to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm. From January 2008 through June 2012, we recorded $853 million in licensing revenue and related income derived from Verizon Wireless and Qualcomm and we expect to record an additional $173 million. The licensing revenue from our agreement with Verizon Wireless has ended and the income from the Qualcomm Agreement is non-recurring and will terminate in the three months ending June 30, 2013. There can be no assurances that we will be able to enter into additional such arrangements of this magnitude in the future, or that we will be able to successfully collect the remaining payments due to us under the Qualcomm Agreement in the event of a default by Qualcomm.

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

Through internal growth and acquisitions, we significantly modified the scope of our operations and workforce in recent years. Our operations are characterized by a high percentage of costs that are fixed or difficult to reduce in the short term, such as research and development expenses and our highly skilled workforce. During some periods, our growth has placed a significant strain on our management personnel, systems and resources. To respond to periods of increased demand, we will be required to expand, train, manage and motivate our workforce, and to upgrade or enhance our existing IT systems. We may not be successful in implementing new systems, which could involve business disruptions, including impeding the shipment of our products.

If we are unable to effectively manage our expanding operations, we may be unable to adjust our business quickly enough to meet competitive challenges or exploit potential market opportunities. Conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, causing the need to implement restructuring actions and a number of other cost saving measures. Any of these circumstances could materially and adversely affect our current or future business.

Our stock price is highly volatile.

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2009 through June 30, 2012 our Class A common stock has traded at prices as low as $15.31 and as high as $47.39 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

Furthermore, our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes, or confidential employee, customer or supplier data. Any of our existing or future patents may be challenged, invalidated or circumvented. We engage in litigation to enforce or defend our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others, including our customers. If our intellectual property rights do not adequately protect our technology, our competitors may be able to offer products similar to ours.

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

Our product demand forecasts are based on multiple assumptions, each of which may introduce error into our estimates. In the event we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we could forego revenue opportunities and potentially lose market share and damage our customer relationships. Also, due to our industry’s shift to “just-in-time” inventory management, any disruption in the supply chain could lead to more immediate shortages in product or component supply. Additionally, any enterprise system failures, including in connection with implementing new systems, could impact our ability to fulfill orders and interrupt other processes.

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

Our industry is dynamic and we are required to devote significant resources to research and development to remain competitive. Such costs increase with the advancement of technologies and manufacturing in smaller geometry processes, which can adversely affect our operating margin. The development of new silicon devices is highly complex, and due to supply chain cross-dependencies and other issues, we may experience delays in completing the development, production and introduction of our new products. We may choose to discontinue one or more products or product development programs to dedicate more resources to other products. The discontinuation of an existing or planned product may adversely affect our relationship with one or more of our customers.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to international destinations, primarily in Asia, represented 99.2% and 98.6% of our product revenue in the six months ended June 30, 2012 and 2011, respectively. Substantially all of our products are shipped through logistical facilities in Singapore. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our international business activities and to open other design and operational centers abroad.

International operations are subject to many inherent risks, including but not limited to:

•	political, social and economic instability;

•	exposure to different business practices and legal standards, particularly with respect to intellectual property;

•	continuation of overseas conflicts and the risk of terrorist attacks and resulting heightened security;

•	the imposition of governmental controls and restrictions and unexpected changes in regulatory requirements;

•	nationalization of business and blocking of cash flows;

•	logistical delays or disruptions;

•	changes in taxation and tariffs; and

•	difficulties in staffing and managing international operations.

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

As of June 30, 2012 our co-founders, directors, executive officers and their respective affiliates beneficially owned 10.4% of our outstanding common stock and held 50.6% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of all or substantially all of our assets. In particular, as of June 30, 2012 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 9.3% of our outstanding common stock and held 50.2% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we will not be able to engage in certain transactions, and our shareholders will not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. Repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended June 30, 2012 we issued approximately 1 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

In February 2010, we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset dilution associated with our stock incentive plans. The maximum number of shares of our Class A common stock that may be repurchased in any one year (including under an accelerated share repurchase (ASR) or other arrangement) is equal to the total number of shares issued pursuant to our equity awards in the previous year and the current year. The February 2010 share repurchase program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors.

We did not repurchase any shares of our Class A common stock in the three months ended June 30, 2012.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

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

July 24, 2012

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