Form 10-Q
period 2012-09-30
BROADCOM CORP
filed 2012-10-23
CIK 1054374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-Q
__________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 000-23993
 __________________________________
Broadcom Corporation
(Exact Name of Registrant as Specified in Its Charter)
__________________________________

California	33-0480482
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
5300 California Avenue
Irvine, California 92617-3038
(Address of Principal Executive Offices) (Zip Code)
(949) 926-5000
(Registrant’s telephone number, including area code)
__________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2012 the registrant had 512 million shares of Class A common stock, $0.0001 par value, and 52 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2012 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,416	$4,146
Short-term marketable securities	735	383
Accounts receivable, net	864	678
Inventory	557	421
Prepaid expenses and other current assets	144	124
Total current assets	3,716	5,752
Property and equipment, net	463	368
Long-term marketable securities	1,039	676
Goodwill	3,709	1,787
Purchased intangible assets, net	1,861	400
Other assets	92	57
Total assets	$10,880	$9,040
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$598	$442
Wages and related benefits	235	175
Deferred revenue and income	16	21
Accrued liabilities	593	461
Total current liabilities	1,442	1,099
Long-term debt	1,693	1,196
Other long-term liabilities	297	224
Commitments and contingencies
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	12,291	11,821
Accumulated deficit	(4,782)	(5,250)
Accumulated other comprehensive loss	(61)	(50)
Total shareholders’ equity	7,448	6,521
Total liabilities and shareholders’ equity	$10,880	$9,040

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions, except per share data)
Net revenue:
Product revenue	$2,078	$1,902	$5,765	$5,396
Income from Qualcomm Agreement	43	52	143	156
Licensing revenue	7	3	18	17
Total net revenue	2,128	1,957	5,926	5,569
Costs and expenses:
Cost of product revenue	1,063	960	3,002	2,732
Research and development	600	501	1,728	1,504
Selling, general and administrative	174	166	524	525
Amortization of purchased intangible assets	32	7	82	23
Impairments of long-lived assets	48	9	85	92
Restructuring costs, net	2	17	6	17
Settlement costs (gains)	(2)	27	86	(23)
Charitable contribution	—	—	—	25
Total operating costs and expenses	1,917	1,687	5,513	4,895
Income from operations	211	270	413	674
Interest expense, net	(8)	(1)	(21)	(1)
Other income, net	8	7	14	7
Income before income taxes	211	276	406	680
Provision (benefit) for income taxes	(9)	6	(62)	7
Net income	$220	$270	$468	$673
Net income per share (basic)	$0.39	$0.50	$0.84	$1.25
Net income per share (diluted)	$0.38	$0.48	$0.82	$1.19
Weighted average shares (basic)	561	537	555	537
Weighted average shares (diluted)	579	558	574	564
Dividends per share	$0.10	$0.09	$0.30	$0.27

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Cost of product revenue	$6	$6	$21	$19
Research and development	89	85	278	284
Selling, general and administrative	33	30	116	99

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Net income	$220	$270	$468	$673
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2012 and 2011	10	(62)	(15)	(42)
Unrealized gains (losses) on marketable securities, net of $0 tax in 2012 and 2011	2	(4)	4	1
Other comprehensive income (loss)	12	(66)	(11)	(41)
Comprehensive income	$232	$204	$457	$632

See accompanying notes.

BROADCOM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2012	2011
	(In millions)
Operating activities
Net income	$468	$673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95	79
Stock-based compensation expense:
Stock options and other awards	58	100
Restricted stock units	357	302
Acquisition-related items:
Amortization of purchased intangible assets	230	65
Impairments of long-lived assets	85	92
Non-cash settlement gains	(1)	(14)
Gain on strategic investments and other	(11)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(140)	15
Inventory	(35)	137
Prepaid expenses and other assets	(8)	(33)
Accounts payable	125	(99)
Deferred revenue and income	39	(28)
Accrued settlement costs	51	31
Other accrued and long-term liabilities	25	36
Net cash provided by operating activities	1,338	1,356
Investing activities
Net purchases of property and equipment	(189)	(141)
Net cash paid for acquired companies	(3,582)	(347)
Proceeds from sales of strategic investments	13	—
Purchases of marketable securities	(1,854)	(2,533)
Proceeds from sales and maturities of marketable securities	1,192	3,056
Net cash provided by (used in) investing activities	(4,420)	35
Financing activities
Issuance of long-term debt, net	492	—
Repurchases of Class A common stock	(1)	(670)
Dividends paid	(167)	(145)
Payment of assumed contingent consideration and debt	(57)	—
Proceeds from issuance of common stock	209	258
Minimum tax withholding paid on behalf of employees for restricted stock units	(124)	(123)
Net cash provided by (used in) financing activities	352	(680)
Increase (decrease) in cash and cash equivalents	(2,730)	711
Cash and cash equivalents at beginning of period	4,146	1,622
Cash and cash equivalents at end of period	$1,416	$2,333

See accompanying notes.

BROADCOM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

1.	Summary of Significant Accounting Policies

Our Company

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a global leader and innovator in semiconductor solutions for wired and wireless communications. Broadcom® products seamlessly deliver voice, video, data and multimedia connectivity in the home, office and mobile environments. We provide the industry’s broadest portfolio of state-of-the-art system-on-a-chip, or SoC, and embedded software solutions.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on February 1, 2012.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at September 30, 2012 and December 31, 2011, and our consolidated results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
Level 2:Inputs include quoted prices for similar assets or liabilities in active markets and/or quoted prices for identical or similar assets or liabilities in markets that are not active near the measurement date.
Level 3:Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

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

During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first assess qualitative factors to determine whether it is more likely than not that the fair value of IPR&D is less than its carrying amount, and if so, we conduct a quantitative impairment test. The impairment test consists of a comparison of the fair value to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Once an IPR&D project is complete, it becomes a definite lived intangible asset and is evaluated for impairment in accordance with our policy for long-lived assets.

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

In July 2012 the FASB issued new accounting guidance intended to simplify indefinite-lived intangible asset impairment testing. Entities will now be allowed to perform a qualitative assessment on indefinite-lived intangible asset impairment to determine whether a quantitative assessment is necessary. This guidance is effective for indefinite-lived intangible asset impairment tests performed in interim and annual periods for fiscal years beginning after September 15, 2012. Early adoption is permitted. We adopted the provisions of this guidance effective September 30, 2012.

2.	Supplemental Financial Information

Net Revenue

The following table presents details of our product revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Product sales through direct sales force	75.7%	78.1%	77.7%	79.0%
Product sales maintained under fulfillment distributor arrangements	5.8	6.7	5.8	5.9
Product sales through distributors	18.5	15.2	16.5	15.1
	100.0%	100.0%	100.0%	100.0%

Income from the Qualcomm Agreement is expected to be recognized as follows:

	Three Months Ending
	December 31, 2012	March 31, 2013	June 30, 2013	Total
	(In millions)
Income from Qualcomm Agreement	$43	$44	$43	$130

Inventory

The following table presents details of our inventory:

	September 30, 2012	December 31, 2011
	(In millions)
Work in process	$229	$135
Finished goods	328	286
	$557	$421

Property and Equipment

The following table presents details of our property and equipment:

	Useful Life	September 30, 2012	December 31, 2011
	(In years)	(In millions)
Leasehold improvements	1 to 10	$225	$212
Office furniture and equipment	3 to 7	40	38
Machinery and equipment	5	511	396
Computer software and equipment	2 to 10	173	128
Construction in progress	N/A	33	26
		982	800
Less accumulated depreciation and amortization		(519)	(432)
		$463	$368

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband Communications	Mobile & Wireless	Infrastructure & Networking	Foreign Currency	Consolidated
	(In millions)
Goodwill at December 31, 2011	$597	$470	$735	$(15)	$1,787
Goodwill recorded in connection with acquisitions	125	—	1,805	—	1,930
Effects of foreign currency translation	—	—	—	(8)	(8)
Goodwill at September 30, 2012	$722	$470	$2,540	$(23)	$3,709

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	September 30, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(In millions)
Developed technology	$1,763	$(391)	$1,372	$587	$(282)	$305
In-process research and development	317	—	317	59	—	59
Customer relationships	385	(194)	191	173	(117)	56
Other	39	(27)	12	23	(20)	3
	$2,504	$(612)	$1,892	$842	$(419)	$423
Effects of foreign currency translation			(31)			(23)
			$1,861			$400

In the nine months ended September 30, 2012 we reclassified $1 million of IPR&D costs related to previous acquisitions to developed technology and such costs will now be amortized to cost of product revenue.

For a detailed discussion of our various impairments of purchased intangible assets, see Note 10.

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Cost of product revenue	$55	$13	$148	$42
Other operating expenses	32	7	82	23
	$87	$20	$230	$65

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), which is currently estimated to be expensed in the remainder of 2012 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2012	2013	2014	2015	2016	Thereafter	Total
				(In millions)
Cost of product revenue	$50	$173	$222	$218	$200	$800	$1,663
Other operating expenses	31	57	63	31	9	7	198
	$81	$230	$285	$249	$209	$807	$1,861

Accrued Liabilities

The following table presents details of our accrued liabilities included in current liabilities:

	September 30, 2012	December 31, 2011
	(In millions)
Accrued rebates	$380	$317
Accrued royalties	27	18
Accrued settlement charges	72	28
Accrued legal costs	16	16
Accrued taxes	21	16
Warranty reserve	14	14
Restructuring liabilities	3	6
Other	60	46
	$593	$461

Other Long-Term Liabilities

The following table presents details of our other long-term liabilities:

	September 30, 2012	December 31, 2011
	(In millions)
Deferred rent	$54	$48
Accrued taxes	62	24
Deferred tax liabilities	56	80
Accrued settlement charges	55	48
Restructuring liabilities	1	2
Deferred revenue	47	3
Other long-term liabilities	22	19
	$297	$224

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates:

	Nine Months Ended
	September 30,
	2012	2011
	(In millions)
Beginning balance	$317	$270
Charged as a reduction of revenue	512	498
Reversal of unclaimed rebates	(8)	(11)
Payments	(441)	(417)
Ending balance	$380	$340

We recorded rebates to certain customers of $216 million and $184 million in the three months ended September 30, 2012 and 2011, respectively.

Warranty Reserve Activity

The following table summarizes activity related to the warranty reserve:

	Nine Months Ended
	September 30,
	2012	2011
	(In millions)
Beginning balance	$14	$13
Charged to costs and expenses	4	8
Payments	(4)	(7)
Ending balance	$14	$14

We recorded charges to costs and expenses of $2 million in each of the three months ended September 30, 2012 and 2011.

Restructuring Activity

The following table summarizes activity related to our current and long-term restructuring liabilities during the nine months ended September 30, 2012:

Nine Months Ended
September 30, 2012
(In millions)
Beginning balance	$8
Charged to expense	6
Cash payments	(10)
Ending balance	$4

Charitable Contribution

In June 2011 we contributed $25 million to the Broadcom Foundation to support science, technology, engineering and mathematics programs, as well as a broad range of community services. This payment was recorded as an operating expense in our unaudited condensed consolidated statements of income in the nine months ended September 30, 2011.

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions, except per share data)
Numerator: Net income	$220	$270	$468	$673
Denominator for net income per share (basic)	561	537	555	537
Effect of dilutive securities:
Stock awards	18	21	19	27
Denominator for net income per share (diluted)	579	558	574	564
Net income per share (basic)	$0.39	$0.50	$0.84	$1.25
Net income per share (diluted)	$0.38	$0.48	$0.82	$1.19

Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 26 million and 23 million anti-dilutive common share equivalents in the three months ended September 30, 2012 and 2011, respectively, and 23 million and 21 million anti-dilutive common share equivalents in the nine months ended September 30, 2012 and 2011, respectively.

Supplemental Cash Flow Information

In the nine months ended September 30, 2012 we accrued $1 million related to stock option exercises that had not settled by September 30, 2012. In the nine months ended September 30, 2012, we paid $41 million for capital equipment that was accrued as of December 31, 2011 and had billings of $25 million for capital equipment that were accrued but not yet paid as of September 30, 2012.

3.	Business Combinations

On February 17, 2012 we completed our acquisition of NetLogic, a publicly traded company that was a provider of high performance intelligent semiconductor solutions for next generation networks. Our primary reasons for acquiring NetLogic were to enhance our ability to deliver a complete, end-to-end network infrastructure solution for customers and to reduce both time-to-market and development costs. The addition of NetLogic also extends Broadcom’s infrastructure portfolio with key technologies, including multi-core embedded processor and knowledge-based processor solutions, both critical enablers of the next generation infrastructure build-out. In April 2012 we completed our acquisition of BroadLight, a provider of networking and fiber access Passive Optical Network, or PON, processors. Our primary reason for acquiring BroadLight was to extend Broadcom’s broadband access product line, enabling Broadcom to offer a complete, end-to-end PON solution for customers — from the optical line terminal at the central office to the optical network unit at the home. BroadLight also extends Broadcom’s broadband access roadmap to support customer requirements for rolling out next-generation fiber networks worldwide. In addition, these acquisitions allowed us to enter into or expand our market share in the relevant wired and wireless communications market segments, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities.

The following table presents details of the purchase consideration related to each acquisition:

Company Acquired	Month Acquired	Business	Cash Consideration Paid	Cash Assumed	Equity Consideration Paid	Assumed Contingent Consideration	Contingent Consideration Maximum	Contingent Consideration Fair Value
					(In millions)
2012 Acquisitions
BroadLight, Inc.	April 2012	PON processors	$200	$22	$3	$—	$10	$—
NetLogic Microsystems, Inc.	February 2012	Next generation networks	3,612	219	349	53	110	53
Other	NA	NA	11	—	—	—	—	—
			$3,823	$241	$352	$53	$120	$53

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

In connection with these acquisitions, our results of operations in the three months ended September 30, 2012 included: (i) stock-based compensation of $25 million, (ii) the amortization of purchased intangibles of $63 million, and (iii) the amortization of acquired inventory valuation step-up of $5 million. In connection with these acquisitions, our results of operations in the nine months ended September 30, 2012 included: (i) stock-based compensation of $77 million, of which $17 million related to the accelerated vesting of equity awards upon the termination of certain employees with change in control agreements, (ii) the amortization of purchased intangibles of $156 million, and (iii) the amortization of acquired inventory valuation step-up of $68 million. We also incurred certain severance and other benefit costs of $3 million in the nine months ended September 30, 2012 that are classified as restructuring costs in our unaudited condensed consolidated statement of income. Lastly, we incurred $6 million in transaction costs related to legal, accounting and other related fees, of which $1 million was recorded in the nine months ended September 30, 2012 in selling, general and administrative expense and the remaining was previously expensed in 2011.

We have estimated the fair value of the acquired assets and liabilities of BroadLight. We allocated the respective purchase prices to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated respective fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill, of which $23 million is deductible for tax purposes. The principal factor that resulted in recognition of goodwill was that the purchase price for each acquisition was based on cash flow projections assuming the integration of any acquired technology and products with our products, which is of considerably greater value than utilizing each acquired company’s technology or product on a standalone basis. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisitions.

Based upon those calculations, the purchase prices for the acquisitions were allocated as follows:

2012
Acquisitions
(In millions)
Fair Market Values
Cash and cash equivalents	$241
Short-term marketable securities	48
Accounts receivable, net	46
Inventory	101
Prepaid and other current assets	19
Property and equipment, net	17
Other assets	29
Purchased intangible assets	1,782
Goodwill	1,930
Total assets acquired	4,213
Accounts payable	47
Accrued liabilities	42
Net deferred tax liabilities	67
Contingent consideration	53
Long-term liabilities	44
Total liabilities assumed	253
Purchase price allocation	$3,960

	Useful Life	2012
		Acquisitions
	(In years)	(In millions)
Purchased Intangible Assets:
Developed technology	1 - 14	$1,288
In-process research and development	10 - 13	267
Customer relationships	1 - 5	212
Other	1 - 8	15
		$1,782

Purchased Intangible Assets

Developed technology represents patented technology and completed technology. Patented technology is the fundamental technology that survives multiple product iterations, while completed technology is specific to certain products acquired. Both of these technologies have passed technological feasibility. We generally use a relief-from-royalty method or market transactions to value patented technology, based on market royalties or prices for similar fundamental technologies. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the patented technology. The market-derived royalty rate is then applied to estimate the royalty savings. To value completed technology, we generally use a multi-period excess earnings approach which calculates the value based on the risk-adjusted present value of the cash flows specific to the products, allowing for a reasonable return.

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

There was no IPR&D related to our other acquisitions. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition. Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.

Customer relationships represent the fair value of future projected revenue that will be derived from the sale of products to existing customers of the acquired companies.

Contingent Earn-out Consideration

In connection with our NetLogic acquisition, we assumed a liability of $53 million related to contingent consideration in connection with one of NetLogic’s prior acquisitions and subsequently paid this amount in the nine months ended September 30, 2012. Additional cash consideration of up to $57 million may be paid to the former shareholders of this prior acquisition upon satisfaction of certain future performance goals. Additional contingent earn-out consideration of up to $10 million in cash may be paid to the former holders of BroadLight capital stock and other rights upon satisfaction of certain future performance goals. As of September 30, 2012 we do not have any liabilities recorded in connection with any remaining contingent earn-out consideration, as we believe that the achievement of the future performance goals is unlikely.

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

	Nine Months Ended
	September 30,
	2012	2011
	(In millions, except per share data)
Pro forma net revenue	$5,995	$5,940
Pro forma net income	$579	$430
Pro forma net income per share (basic)	$1.04	$0.80
Pro forma net income per share (diluted)	$1.00	$0.76

4.	Fair Value Measurements

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and marketable securities’ costs, gross unrealized gains, gross unrealized losses and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities:

	September 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
				(in millions)
Cash	$206	$—	$—	$206	$206	$—	$—
Level 1:
Bank and time deposits	386	—	—	386	385	1	—
Money market funds	286	—	—	286	286	—	—
U.S. treasury and agency obligations	893	1	—	894	38	240	616
Corporate bonds	10	—	—	10	—	10	—
Subtotal	1,575	1	—	1,576	709	251	616
Level 2:
Commercial paper	597	—	—	597	496	101	—
Corporate bonds	746	2	—	748	5	360	383
Asset-backed securities and other	63	—	—	63	—	23	40
Subtotal	1,406	2	—	1,408	501	484	423
Level 3:
None	—	—	—	—	—	—	—
Total	$3,187	$3	$—	$3,190	$1,416	$735	$1,039

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
				(in millions)
Cash	$154	$—	$—	$154	$154	$—	$—
Level 1:
Bank and time deposits	2,717	—	—	2,717	2,716	—	1
Money market funds	914	—	—	914	914	—	—
U.S. treasury and agency obligations	469	—	—	469	—	90	379
Corporate bonds	7	—	—	7	—	7	—
Subtotal	4,107	—	—	4,107	3,630	97	380
Level 2:
Commercial paper	381	—	—	381	311	70	—
Corporate bonds	543	1	(2)	542	51	211	280
Asset-backed securities and other	21	—	—	21	—	5	16
Subtotal	945	1	(2)	944	362	286	296
Level 3:
None	—	—	—	—	—	—	—
Total	$5,206	$1	$(2)	$5,205	$4,146	$383	$676

There were no transfers between Level 1, Level 2 or Level 3 securities in the nine months ended September 30, 2012. All of our long-term marketable securities had maturities of between one and three years in duration at September 30, 2012. Our cash, cash equivalents and marketable securities at September 30, 2012 consisted of $1.88 billion held domestically, with the remaining balance of $1.31 billion held by foreign subsidiaries.

At September 30, 2012 we had 39 investments with a fair value of $382 million that were in an unrealized loss position for less than 12 months. Our gross unrealized losses of less than one million dollars for these investments at September 30, 2012 were due to changes in interest rates. We have determined that the gross unrealized losses on these investments at September 30, 2012 are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.

Instruments Not Recorded at Fair Value on a Recurring Basis. We measure the fair value of our long-term debt carried at amortized cost quarterly for disclosure purposes. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $1.76 billion and $1.22 billion as of September 30, 2012 and December 31, 2011 respectively. The recorded values of all our accounts receivable and accounts payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis. We measure the fair value of our cost method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a business acquisition, and goodwill and other long lived assets when they are held for sale or determined to be impaired. See Notes 3 and 10 for discussion on fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

5.	Income Taxes

We recorded tax benefits of $9 million and $62 million for the three and nine months ended September 30, 2012, respectively, and tax provisions of $6 million and $7 million for the three and nine months ended September 30, 2011, respectively. Our effective tax rates were (4.3)% and (15.3)% for the three and nine months ended September 30, 2012, respectively, and 2.2% and 1.0% for the three and nine months ended September 30, 2011, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate in the three and nine months ended September 30, 2012 and 2011, tax benefits resulting primarily from the expiration of statutes of limitations for the assessment of taxes in various foreign jurisdictions of $7 million for the nine months ended September 30, 2012, and $6 million for the nine months ended September 30, 2011, tax benefits resulting from the reduction of certain foreign deferred tax liabilities of $12 million for the three and nine months ended September 30, 2012, and tax benefits resulting from reductions in our U.S. valuation allowance on certain deferred tax assets due to recording net deferred tax liabilities for identifiable intangible assets under purchasing accounting of $47 million and $4 million for our acquisitions of NetLogic and BroadLight, respectively, for the nine months ended September 30, 2012.

During the three months ended March 31, 2012, we accessed $1.5 billion of cash from our foreign subsidiaries to facilitate the acquisition of NetLogic. This $1.5 billion was treated as includable in our U.S. taxable income for 2012. Nevertheless, this did not result in a tax liability for us because it was offset by our net operating loss and tax credit carryforwards. The $3.61 billion cash purchase price to acquire NetLogic greatly exceeded the purchase price of any prior cash acquisition we have made. The acquisition of NetLogic was unusual and nonrecurring. Our other cash acquisitions have been for significantly lower purchase prices, and we have never previously determined it prudent or necessary to access our prior years’ foreign earnings to facilitate an acquisition. We do not currently expect any future need to access our prior years’ foreign earnings, and therefore, aside from the $1.5 billion used to facilitate the NetLogic acquisition, we intend to continue to permanently reinvest our foreign earnings.

We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $35 million and $62 million at September 30, 2012 and December 31,

2011, respectively.

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

On June 30, 2011 we concluded the Internal Revenue Service (IRS) examination of our income tax returns for 2004 through 2006, executed a closing agreement covering the 2001 through 2006 tax years, and agreed to certain adjustments for the 2001 through 2006 tax years, primarily related to intercompany transfer pricing transactions. Those audit adjustments were offset by federal net operating losses and credits, and did not result in any income tax expense or cash tax liability for us. As a result of the IRS examination, taking into account effects on post-audit periods, we reduced our federal and state net operating losses by approximately $620 million and $430 million, respectively, and we reduced amounts relating to federal and state uncertain tax benefits by approximately $180 million and $100 million, respectively, as of June 30, 2011. This reduction in federal and state net operating loss carryforwards was fully offset with a reduction in our valuation allowance for deferred tax assets, and had no impact on our operating results or financial position.

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

6.	Long-Term Debt and Credit Facility

The following table presents details of our long-term debt liabilities:

	September 30,	December 31,
	2012	2011
	(In millions)
1.500% fixed-rate notes, due 2013	$300	$300
2.375% fixed-rate notes, due 2015	400	400
2.700% fixed-rate notes, due 2018	500	500
2.500% fixed-rate notes, due 2022	500	—
	$1,700	$1,200
Unaccreted discount	(7)	(4)
	$1,693	$1,196

In August 2012 we issued senior unsecured notes in an aggregate principal amount of $500 million which mature in August 2022 and bear interest at a fixed rate of 2.500% per annum, or the 2022 Notes. Interest is payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2013. The 2022 Notes were issued at an effective yield of 2.585% and an original issue discount at 99.255%.

In connection with the 2022 Notes, we entered into a registration rights agreement pursuant to which we agreed to use our reasonable commercial efforts to file with the SEC an exchange offer registration statement to issue registered notes with substantially identical terms as the 2022 Notes in exchange for any outstanding 2022 Notes, or, under certain circumstances, a shelf registration statement to register the 2022 Notes. We agreed to use our commercially reasonable efforts to consummate the exchange offer or cause the shelf registration statement to be declared effective by the SEC, in each case on or prior to 365 days after the closing of the 2022 Notes offering. If we are unable to complete our registration statement, we will be subject to interest penalties.

We may redeem the 2022 Notes at any time, subject to a specified make-whole premium as defined in the indenture governing the 2022 Notes. In the event of a change of control triggering event, each holder of 2022 Notes will have the right to require us to purchase for cash all or a portion of their 2022 Notes at a redemption price of 101% of the aggregate principal amount of such 2022 Notes plus accrued and unpaid interest. Default can be triggered by any missed interest or principal payment, breach of covenant, or in certain events of bankruptcy, insolvency or reorganization.

The Notes contain a number of restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets; enter into sale and lease-back transactions; or merge, consolidate or sell assets. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued but unpaid interest on the Notes.

These 2022 Notes are recorded as long-term debt, net of original issue discount. The discount and debt issuance costs associated with the issuance of the 2022 Notes are amortized to interest expense over the term. The effective rates for the fixed-rate debt include the interest on the notes and the accretion of the original issue discount.

Relative to our overall indebtedness, the notes rank in right of payment (i) equal with all of our other existing and future senior unsecured indebtedness (ii) senior to all of our existing and future subordinated indebtedness, and (iii) effectively subordinated to all of our subsidiaries' existing and future indebtedness and other obligations (including secured and unsecured obligations) and subordinated to our existing and future secured indebtedness and other obligations, to the extent of the assets securing such indebtedness and other obligations.

We also have a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $500 million with a maturity date of November 19, 2016, at which time all outstanding revolving facility loans (if any) and accrued and unpaid interest must be repaid. No amounts were outstanding on our credit facility at September 30, 2012 and December 31, 2011.

The long-term debt and credit facility contain customary representations, warranties and covenants.

7.	Shareholders’ Equity

Quarterly Dividend

In January 2012 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased the quarterly cash dividend by 11.1% to $0.10 per share ($0.40 per share on an annual basis) payable to holders of our common stock. In the three and nine months ended September 30, 2012 and 2011 we paid $56 million, $167 million, $48 million and $145 million, respectively, in dividends to holders of our Class A and Class B common stock. These dividends were paid from U.S. domestic sources other than our retained earnings and are accounted for as reductions of shareholders’ equity.

Share Repurchase Program

In February 2010, we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset dilution of incremental grants of stock awards associated with our stock incentive plans. The maximum number of shares of our Class A common stock that may be repurchased in any one year under this program (including under an accelerated share repurchase agreement or other arrangement) is equal to the total number of shares issued pursuant to our equity awards in the previous year and the current year. This program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. It may also be complemented with an additional share repurchase program in the future. Under the evergreen program we repurchased approximately 28,000 shares of our Class A common stock at a weighted average price of $35.18 in the three and nine months ended September 30, 2012.

Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

8.	Employee Benefit Plans

Combined Incentive Plan Activity

Activity under all stock option incentive plans is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2011	66	$27.47	$15.10
Options assumed	4	9.71	27.54
Options cancelled	(1)	35.82	12.83
Options exercised	(9)	16.83	11.85
Balance at September 30, 2012	60	$27.77	$14.93

Restricted stock unit activity is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2011	22	$32.88
Restricted stock units granted	12	36.07
Restricted stock units assumed	6	37.54
Restricted stock units cancelled	(1)	34.63
Restricted stock units vested	(11)	28.43
Balance at September 30, 2012	28	$35.26

The per share fair values of rights granted in connection with the employee stock purchase plan and stock options assumed from acquisitions in the nine months ended September 30, 2012 have been estimated with the following weighted average assumptions:

	Employee Stock Purchase Rights	Assumed Employee Stock Options
Expected life (in years)	0.72	1.39
Implied volatility	0.36	0.41
Risk-free interest rate	0.15%	0.22%
Expected dividend yield	1.12%	1.00%
Weighted average fair value	$9.08	$27.54

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in the unaudited condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Cost of product revenue	$6	$6	$21	$19
Research and development	89	85	278	284
Selling, general and administrative	33	30	116	99
	$128	$121	$415	$402

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2012 through 2016 related to unvested share-based payment awards:

	2012	2013	2014	2015	2016	Total
			(In millions)
Unearned stock-based compensation	$120	$384	$254	$131	$22	$911

The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.40 years.

9.	Commitments and Contingencies

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

In August 2010, we filed a motion to intervene (i.e., to be added as a party) in U.S. Ethernet Innovations, LLC v. Acer, Inc., Case No. 10-cv-03724-JW (N.D. Cal.). In this case, U.S. Ethernet Innovations, LLC, or USEI, filed a patent infringement complaint alleging that numerous companies, including certain of our customers, infringe patents relating generally to Ethernet technology. USEI seeks monetary damages, attorney’s fees, and an injunction. Defendants have filed answers denying the allegations in USEI’s complaint and asserting counterclaims for declaratory judgment that USEI’s patents are invalid, unenforceable, and not infringed. We contend that we have a license related to USEI’s patents and are seeking to assert this license as a defense. In December 2010, the Court granted our motion to intervene. No trial date has been set.

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

Other Proceedings

In November 2009 Emulex filed a complaint in the Central District of California against us alleging violation of the antitrust laws, defamation, and unfair competition. The complaint seeks injunctive relief and monetary damages, including treble damages and attorneys’ fees. In January 2010, Emulex filed an amended complaint in which Emulex removed, among other things, the claim of unfair competition. In February 2010, we filed motions to dismiss the case and a motion to strike. In June 2010, the District Court granted in part and denied in part our motion to dismiss and denied our motion to strike. In April 2012, the Court granted a joint stipulation to dismiss Emulex’s antitrust, defamation, and unfair competition case against us without prejudice. Under the July 3, 2012 agreement referenced above, Emulex released these claims against Broadcom.

In April 2008 we delivered a Notice of Arbitration and Arbitration Claim to our former independent registered public accounting firm Ernst & Young LLP, or E&Y, and certain related parties. The arbitration relates to the issues that led to the restatement of our financial statements for the periods from 1998 through March 31, 2006 as disclosed in an amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and an amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed with the SEC January 23, 2007. In May 2008 E&Y delivered a Notice of Defense and Counterclaim. The arbitration hearing has been scheduled for January 2013.

In September 2011, two lawsuits were filed by stockholders of NetLogic purporting to assert claims arising from our entry into a definitive merger agreement with NetLogic under which a subsidiary of Broadcom, I&N Acquisition Corp., was to be merged with and into NetLogic. On November 11, 2011, all parties to these actions, captioned New Jersey Carpenters’ Pension Fund v. Broyles et al., (Cal. Super. Ct. County of Santa Clara, Case No. 1-11-CV-209381) (referred to as the California Action), and Danielo v. NetLogic Microsystems, et al., (Del. Ct. of Chancery, Case No. 6881-VCG) (referred to as the Delaware Action), executed a Memorandum of Understanding, or MOU, respecting a proposed settlement of the claims in each of those actions. The California court entered a final order approving the settlement, and the Delaware court has dismissed the case with prejudice. The terms of the settlement required NetLogic to make certain supplemental disclosures regarding the merger in a Form 8-K filed with the SEC by NetLogic on November 14, 2011, and the payment by NetLogic of attorneys fees’ and costs to counsel representing the plaintiffs in the amount of $795,000.

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

Settlement Costs (Gains) and Other Related Items

In three months ended September 30, 2012 we received a payment of $58 million related to a partial settlement and license agreement. We accounted for this transaction as a multiple element arrangement and immediately recognized a $2 million gain on settlement of litigation and allocated the remaining $56 million to the licensing of intellectual property.  The licensing portion will be recorded as net revenue over the ten year term of the license.  In the nine months ended September 30, 2012 we recorded settlement costs of $88 million related to the settlement of patent infringement claims.

In the three months ended September 30, 2011 we recorded net settlement costs of $27 million related to the settlement of patent infringement claims, which net amount was comprised of $30 million of settlement costs, offset by $3 million of settlement gains.  In the nine months ended September 30, 2011 we recorded net settlement gains of $23 million which was comprised of $54 million of settlement gains primarily related to the settlement of our shareholder derivative action, offset by settlement costs of $31 million related to the settlement of patent infringement claims. Upon the occurrence of certain events, we may be required to record additional settlement costs of up to $20 million related to a patent infringement case that settled in 2011.
Commitments and Other Contractual Obligations

The following table presents details of our commitments and other contractual obligations, which are currently estimated to be paid in the remainder of 2012 and thereafter:

	Payment Obligations by Year
	2012	2013	2014	2015	2016	Thereafter	Total
	(In millions)
Operating leases	$36	$132	$99	$84	$77	$135	$563
Inventory and related purchase obligations	579	—	—	—	—	—	579
Other obligations	111	89	72	30	23	3	328
Long-term debt and related interest	14	340	35	436	26	1,102	1,953
	$740	$561	$206	$550	$126	$1,240	$3,423

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

10.	Impairment of Long-Lived Assets

In September 2012 we recorded impairment charges for developed technology of $48 million, primarily related to our 2011 acquisition of Provigent, Inc. included in our Infrastructure & Networking reportable segment. The primary factor contributing to this impairment charge was the reduction of forecasted cash flows related to certain legacy microwave technology products. In June 2012 we recorded impairment charges for developed technology of $6 million, primarily related to our 2010 acquisition of Beceem Communications, Inc., or Beceem, included in our Mobile & Wireless reportable segment. The primary factor contributing to this impairment charge was the continued reduction in the forecasted cash flows derived from the acquired WiMAX products as wireless service providers have accelerated their adoption of Long Term Evolution, LTE, products. Additionally, we recorded an impairment charge of $3 million related to certain computer software and equipment in June 2012. In March 2012 we recorded impairment charges for developed technology of $28 million, primarily related to our acquisitions of Dune Networks, Inc. and Percello Ltd. included in our Infrastructure & Networking and Broadband Communications reportable segments, respectively. The primary factor contributing to these impairment charges was the reduction in the revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with the impaired assets.

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

In determining the amount of the impairment charges we calculated fair values as of the impairment date for acquired developed technology. The fair value was determined using the multiple period excess earnings method, described in Note 3. The fair values were determined using significant unobservable inputs categorized as Level 3 inputs. The key unobservable inputs utilized in the model include discount rates ranging from 15% to 25%, a market participant tax rate of 15%, and a probability adjusted level of future cash flows based on current product and market data.

11.	Business Enterprise Segments, Significant Customer and Geographical Information

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

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile & Wireless	Infrastructure & Networking	All Other	Consolidated
			(In millions)
Three Months Ended September 30, 2012
Net revenue	$557	$1,023	$505	$43	$2,128
Operating income (loss)	131	157	140	(217)	211
Three Months Ended September 30, 2011
Net revenue	$526	$942	$437	$52	$1,957
Operating income (loss)	100	171	143	(144)	270

	Reportable Segments
	Broadband Communications	Mobile & Wireless	Infrastructure & Networking	All Other	Consolidated
			(In millions)
Nine Months Ended September 30, 2012
Net revenue	$1,594	$2,798	$1,391	$143	$5,926
Operating income (loss)	365	403	363	(718)	413
Nine Months Ended September 30, 2011
Net revenue	$1,529	$2,608	$1,276	$156	$5,569
Operating income (loss)	283	423	439	(471)	674

Included in the “All Other” category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(In millions)
Net revenue	$43	$52	$143	$156
Stock-based compensation	$128	$121	$415	$402
Amortization of purchased intangible assets	87	20	230	65
Amortization of acquired inventory valuation step-up	7	9	72	19
Impairments of long-lived assets	48	9	85	92
Settlement costs (gains)	(2)	27	86	(23)
Restructuring costs, net	2	17	6	17
Charitable contribution	—	—	—	25
Non recurring legal fees	—	—	—	25
Employer payroll tax on certain stock option exercises	4	—	8	5
Miscellaneous corporate allocation variances	(14)	(7)	(41)	—
Total other operating costs and expenses	$260	$196	$861	$627
Total operating loss for the “All Other” category	$(217)	$(144)	$(718)	$(471)

Significant Customer and Geographical Information

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Five largest customers as a group	45.3%	44.0%	46.6%	41.6%

The geographical distribution of our shipments, as a percentage of product revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
China (exclusive of Hong Kong)	31.9%	35.0%	31.7%	33.9%
Hong Kong	27.9	26.8	26.8	26.6
Singapore, Taiwan, Thailand and Japan	28.0	23.1	27.8	23.9
United States	2.9	3.1	3.2	3.4
Europe	1.9	1.9	1.8	2.1
Other	7.4	10.1	8.7	10.1
	100.0%	100.0%	100.0%	100.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a global leader and innovator in semiconductor solutions for wired and wireless communications. Broadcom products seamlessly deliver voice, video, data and multimedia connectivity in the home, office and mobile environments. We provide the industry’s broadest portfolio of state-of-the-art system-on-a-chip, or SoC, and embedded software solutions.

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

Operating Results for the Three and Nine months ended September 30, 2012

In the three months ended September 30, 2012 our net income was $220 million as compared to net income of $270 million in the three months ended September 30, 2011. In the nine months ended September 30, 2012 our net income was $468 million as compared to net income of $673 million in the nine months ended September 30, 2011. The decrease in profitability was primarily related to (i) lower gross margins due to the amortization of purchased intangible assets and inventory valuation step-up from our acquisition of NetLogic Microsystems, Inc., or NetLogic, in February 2012, (ii) an increase in research and development expenses associated with the NetLogic and BroadLight acquisitions and (iii) organic hiring. In addition, we recorded varying charges related to settlement costs, impairment of certain purchased intangible assets, charitable contributions and non-recurring income tax benefits.

The unaudited condensed consolidated financial statements include the results of operations of NetLogic and BroadLight commencing as of the acquisition dates and are included in our Infrastructure & Networking and Broadband Communications reportable segments, respectively. In connection with these acquisitions, our results of operations in the three months ended September 30, 2012 included: (i) stock-based compensation of $25 million, (ii) the amortization of purchased intangibles of $63 million, and (iii) the amortization of acquired inventory valuation step-up of $5 million. In connection with these acquisitions, our results of operations in the nine months ended September 30, 2012 included: (i) stock-based compensation of $77 million, of which $17 million related to the accelerated vesting of equity awards upon the termination of certain employees with change in control agreements, (ii) the amortization of purchased intangibles of $156 million, and (iii) the amortization of acquired inventory valuation step-up of $68 million.

Other highlights during the nine months ended September 30, 2012 include the following:

•
Our cash and cash equivalents and marketable securities were $3.19 billion at September 30, 2012, compared with $5.21 billion at December 31, 2011. This significant decrease was primarily the result of our acquisitions of NetLogic and BroadLight discussed below. We generated cash flow from operations of $1.34 billion during the nine months ended September 30, 2012 as compared to $1.36 billion in the nine months ended September 30, 2011 due to lower net income.

•
In January 2012 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased our quarterly cash dividend by 11.1% to $0.10 per share ($0.40 per share on an annual basis) payable to holders of our common stock.

•
In February 2012 we completed our acquisition of NetLogic, a publicly traded company providing high performance intelligent semiconductor solutions for next generation networks. In connection with the acquisition, we paid $3.61 billion, exclusive of cash assumed, to acquire all of the outstanding shares of capital stock and other equity rights of NetLogic. The purchase price was paid in cash, except for a portion attributable to certain equity awards which were paid in the form of Broadcom equity. The equity awards had a fair value of $349 million, of which $137 million was considered part of the purchase price, and the remaining $212 million was and will be recognized as stock-based compensation expense primarily over the next two to three years from the acquisition date.

•
In February 2012 we recorded a favorable adjustment to the provision for income taxes of $46 million relating to the reversal of our valuation allowance. This was directly related to the establishment of a deferred tax liability associated with the step-up of NetLogic acquired identifiable intangible assets allocated to jurisdictions in which the statutory tax rate is above zero.

•	In March 2012 we recorded settlement costs of $86 million related to the settlement of patent infringement claims.

•	In March 2012 we recorded a purchased intangible impairment charges of $28 million primarily related to our acquisitions of Dune Networks, Inc. and Percello Ltd.

•
In April 2012 we completed our acquisition of BroadLight, Inc., a privately held provider of networking and fiber access passive optical network processors. We paid $200 million, exclusive of cash assumed, to acquire all of the outstanding shares of capital stock and other equity rights of BroadLight. The consideration also included Broadcom restricted stock units for certain unvested employee stock options valued at $3 million. Additional consideration of up to $10 million in cash may be paid to the former holders of BroadLight capital stock and other rights upon satisfaction of certain future performance goals.

•	In August 2012 we completed a private offering of $500 million aggregate principal amount of 2.500% Senior Notes due 2022.

•	In September 2012 we recorded purchased intangible impairment charges of $48 million primarily related to our acquisition of Provigent, Inc.

Business Enterprise Segments.

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile & Wireless	Infrastructure & Networking	All Other	Consolidated
			(In millions)
Three Months Ended September 30, 2012
Net revenue	$557	$1,023	$505	$43	$2,128
Operating income (loss)	131	157	140	(217)	211
Three Months Ended September 30, 2011
Net revenue	$526	$942	$437	$52	$1,957
Operating income (loss)	100	171	143	(144)	270

	Reportable Segments
	Broadband Communications	Mobile & Wireless	Infrastructure & Networking	All Other	Consolidated
			(In millions)
Nine Months Ended September 30, 2012
Net revenue	$1,594	$2,798	$1,391	$143	$5,926
Operating income (loss)	365	403	363	(718)	413
Nine Months Ended September 30, 2011
Net revenue	$1,529	$2,608	$1,276	$156	$5,569
Operating income (loss)	283	423	439	(471)	674

For additional information about our business enterprise segments and “All Other” category (including revenue and expense items reported under the "All Other" category), see further discussion in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2012.

Results of Operations

The following table sets forth certain Unaudited Condensed Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenue:
Product revenue	97.7%	97.1%	97.3%	96.9%
Income from Qualcomm Agreement	2.0	2.7	2.4	2.8
Licensing revenue	0.3	0.2	0.3	0.3
Total net revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of product revenue	50.0	49.1	50.7	49.1
Research and development	28.2	25.6	29.2	27.0
Selling, general and administrative	8.2	8.5	8.8	9.4
Amortization of purchased intangible assets	1.4	0.3	1.3	0.4
Impairments of long-lived assets	2.3	0.4	1.4	1.7
Restructuring costs, net	0.1	0.9	0.1	0.3
Settlement costs (gains)	(0.1)	1.4	1.5	(0.4)
Charitable contribution	—	—	—	0.4
Total operating costs and expenses	90.1	86.2	93.0	87.9
Income from operations	9.9	13.8	7.0	12.1
Interest expense, net	(0.4)	(0.1)	(0.3)	—
Other income, net	0.4	0.4	0.2	0.1
Income before income taxes	9.9	14.1	6.9	12.2
Provision (benefit) for income taxes	(0.4)	0.3	(1.0)	0.1
Net income	10.3%	13.8%	7.9%	12.1%

The following table presents details of product and total gross margin as a percentage of product and total revenue, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Product gross margin	48.8%	49.5%	47.9%	49.4%
Total gross margin	50.0	50.9	49.3	50.9

The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the unaudited condensed consolidated statements of income data above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of product revenue	0.3%	0.3%	0.4%	0.3%
Research and development	4.2	4.3	4.7	5.1
Selling, general and administrative	1.6	1.5	2.0	1.8

Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin

The following tables present net revenue, cost of product revenue, product gross margin and total gross margin:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(In millions, except percentages)
Product revenue	$2,078	97.7%	$1,902	97.1%	$176	9.3%
Income from Qualcomm Agreement	43	2.0	52	2.7	(9)	(17.3)
Licensing revenue	7	0.3	3	0.2	4	133.3
Total net revenue	$2,128	100.0%	$1,957	100.0%	$171	8.7%
Cost of product revenue	$1,063	50.0%	$960	49.1%	$103	10.7%
Product gross margin	48.8%		49.5%		(0.7)%
Total gross margin	50.0%		50.9%		(0.9)%

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(In millions, except percentages)
Product revenue	$5,765	97.3%	$5,396	96.9%	$369	6.8%
Income from Qualcomm Agreement	143	2.4	156	2.8	(13)	(8.3)
Licensing revenue	18	0.3	17	0.3	1	5.9
Total net revenue	$5,926	100.0%	$5,569	100.0%	$357	6.4%
Cost of product revenue	$3,002	50.7%	$2,732	49.1%	$270	9.9%
Product gross margin	47.9%		49.4%		(1.5)%
Total gross margin	49.3%		50.9%		(1.6)%

	Three Months Ended		Three Months Ended
	September 30, 2012		June 30, 2012
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(In millions, except percentages)
Product revenue	$2,078	97.7%	$1,917	97.3%	$161	8.4%
Income from Qualcomm Agreement	43	2.0	48	2.4	(5)	(10.4)
Licensing revenue	7	0.3	6	0.3	1	16.7
Total net revenue	$2,128	100.0%	$1,971	100.0%	$157	8.0%
Cost of product revenue	$1,063	50.0%	$1,021	51.8%	$42	4.1%
Product gross margin	48.8%		46.7%		2.1%
Total gross margin	50.0%		48.2%		1.8%

Net Revenue. The following tables present net revenue from each of our reportable segments and its respective contribution to net revenue:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(In millions, except percentages)
Broadband Communications	$557	26.2%	$526	26.9%	$31	5.9%
Mobile & Wireless	1,023	48.1	942	48.1	81	8.6
Infrastructure & Networking	505	23.7	437	22.3	68	15.6
All other(1)	43	2.0	52	2.7	(9)	(17.3)
Total net revenue	$2,128	100%	$1,957	100.0%	$171	8.7%

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(In millions, except percentages)
Broadband Communications	$1,594	26.9%	$1,529	27.5%	$65	4.3%
Mobile & Wireless	2,798	47.2	2,608	46.8	190	7.3
Infrastructure & Networking	1,391	23.5	1,276	22.9	115	9.0
All other(1)	143	2.4	156	2.8	(13)	(8.3)
Total net revenue	$5,926	100.0%	$5,569	100.0%	$357	6.4%

	Three Months Ended		Three Months Ended
	September 30, 2012		June 30, 2012
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(In millions, except percentages)
Broadband Communications	$557	26.2%	$543	27.5%	$14	2.6%
Mobile & Wireless	1,023	48.1	900	45.7	123	13.7
Infrastructure & Networking	505	23.7	480	24.4	25	5.2
All other(1)	43	2.0	48	2.4	(5)	(10.4)
Total net revenue	$2,128	100.0%	$1,971	100.0%	$157	8.0%

(1)
Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent license agreements. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

Broadband Communications. The increase in net revenue in the three months ended September 30, 2012 as compared to three months ended September 30, 2011 resulted primarily from an increase in demand for our broadband modems of $57 million, partially offset by a reduction in demand for our digital television and Blu-ray Disc products of $31 million. The increase in net revenue in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 resulted primarily from an increase in demand for our broadband modems of $122 million, partially offset by a reduction in demand for our digital television and Blu-ray Disc products of $63 million. The increase in net revenue in the three months ended September 30, 2012 as compared to the three months ended June 30, 2012, resulted primarily from an increase in demand for our set-top box products of $22 million. Broadband modem and set-top box growth is generally driven by an increase in the number of global subscribers for broadband access and pay-TV services, as well as the adoption of faster modems and the roll out of more highly integrated set-top box platforms by global service providers. The decrease in our digital television and Blu-ray Disc products was the result of our decision to move away from those particular consumer electronic markets.

Mobile & Wireless. The increase in net revenue in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 resulted primarily from an increase in demand for our cellular baseband and wireless connectivity products of $96 million and other wireless technology products of $39 million, partially offset by a decrease in demand for our multimedia co-processors of $54 million. The increase in net revenue in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 resulted primarily from an increase in demand for our cellular baseband and wireless connectivity products of $223 million and other wireless technology products of $59 million, partially offset by a decrease in demand for our multimedia co-processors of $92 million. The increase in net revenue in the three months ended September 30, 2012 as compared to the three months ended June 30, 2012 resulted primarily from an increase in demand for cellular baseband and wireless connectivity products of $103 million and other wireless technology products of $33 million, partially offset by a decrease in demand for our multimedia co-processors of $13 million. Growth in our baseband and wireless connectivity businesses has been driven by increased demand for our 3G baseband solutions and higher-end devices which require Wi-Fi and Bluetooth connectivity. This growth more than offset the reduction in demand for our 2G basebands. The multimedia co-processors business has declined due to the end of life of certain customer products.

Infrastructure & Networking. The increase in net revenue for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 resulted primarily from an increase in demand for our communication processors of $86 million. The increase in net revenue for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 resulted primarily from an increase in demand for our communication processors of $193 million, partially offset by softness in sales of Ethernet switches, PHYs and controller products of $83 million. The increase in net revenue for our communication processors for the three and nine month ended September 30, 2012 was the result of our acquisition of NetLogic in February 2012. The decrease in Ethernet switches and PHYs was primarily due to softness in service provider spending as compared to the corresponding periods in 2011. The increase in net revenue for the three months ended September 30, 2012 as compared to the three months ended June 30, 2012 resulted primarily from an increase in revenue from our Ethernet switches and PHYs of $21 million driven primarily from growth in the service provider market.

Rebates. We recorded rebates to certain customers of $216 million, or 10.2% of net revenue, $149 million, or 7.6% of net revenue, and $184 million, or 9.4% of net revenue, in the three months ended September 30, 2012, June 30, 2012, and September 30, 2011, respectively. We recorded rebates to certain customers of $512 million, or 8.6% of net revenue, and $498 million, or 8.9% of net revenue in the nine months ended September 30, 2012 and 2011, respectively. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of $3 million, $2 million and $4 million in the three months ended September 30, 2012, June 30, 2012 and September 30, 2011, respectively. We reversed accrued rebates of $8 million and $11 million in the nine months ended September 30, 2012 and 2011, respectively. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs.

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

For these and other reasons, our total net revenue and results of operations for the three and nine months ended September 30, 2012 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Concentration of Net Revenue

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers represented 45.3% and 46.6% of our total net revenue in the three and nine months ended September 30, 2012, respectively, and 44.0% and 41.6% in the three and nine months ended September 30, 2011, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. Our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period.

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

Product gross margin decreased to 48.8% in the three months ended September 30, 2012 as compared to 49.5% in the three months ended September 30, 2011 primarily because of increases in amortization of purchased intangibles and excess and obsolete inventory provisions of $42 million and $4 million, respectively. The increase in the amortization of purchased intangibles was primarily the result of our acquisitions of NetLogic and BroadLight. Product gross margin also includes $8 million and $2 million of licensing costs related to NPEs in the three months ended September 30, 2012 and 2011, respectively.

Product gross margin decreased to 47.9% in the nine months ended September 30, 2012 as compared to 49.4% in the nine months ended September 30, 2011 primarily because of increases in amortization of purchased intangibles and inventory valuation step-up of $106 million and $53 million, respectively, offset in part by increases in cancellation fees received of $10 million. The increase in the amortization of purchased intangibles and inventory valuation step-up were primarily the result of our acquisitions of NetLogic and BroadLight. Product gross margin also includes $19 million and $6 million of licensing costs related to NPEs in the nine months ended September 30, 2012 and 2011, respectively.

Product gross margin increased to 48.8% in the three months ended September 30, 2012 as compared to 46.7% in the three months ended June 30, 2012 primarily because of a decrease in amortization of purchased intangibles, inventory valuation step-up, and excess and obsolete inventory provisions of $1 million, $36 million and $4 million, respectively, offset in part by a reduction in cancellation fees received of $7 million. The decrease in inventory step-up was primarily the result of the sell through of inventory assumed in our acquisition of NetLogic. Product gross margin also includes $8 million of licensing costs related to NPEs in each of the three months ended September 30, 2012 and June 30, 2012.

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

The following tables present details of research and development expense:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$342	16.1%	$281	14.4%	$61	21.7%
Stock-based compensation	89	4.2	85	4.3	4	4.7
Development and design costs	88	4.1	73	3.7	15	20.5
Other	81	3.8	62	3.2	19	30.6
Research and development	$600	28.2%	$501	25.6%	$99	19.8%

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$967	16.3%	$826	14.8%	$141	17.1%
Stock-based compensation	278	4.7	284	5.1	(6)	(2.1)
Development and design costs	255	4.3	210	3.8	45	21.4
Other	228	3.9	184	3.3	44	23.9
Research and development	$1,728	29.2%	$1,504	27.0%	$224	14.9%

The increase in salaries and benefits for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 was primarily attributable to an increase in headcount of approximately 1,225 personnel, bringing headcount to approximately 8,600 at September 30, 2012, which represents a 16.6% increase from our September 30, 2011 levels. Approximately 50% of the increase in headcount was the result of our acquisitions of NetLogic and BroadLight. See below for discussion of stock-based compensation. Development and design costs increased in the three and nine months ended September 30, 2012 due to increases in prototyping costs, engineering design tool expenses and licensing fees. Development and design costs vary from period to period depending on the timing of development and tape-out of various products. The increase in the Other line item in the above table is primarily attributable to an increase in depreciation and facility expenses.

We expect research and development costs to increase as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies, including acquisitions.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. Approximately 60% of our products are currently manufactured in 65 nanometers (with an increasing number of products being manufactured in 40 nanometers). We are designing most new products in 40 nanometers and 28 nanometers, and are beginning to evaluate 20 nanometers. We currently hold more than 7,500 U.S. and more than 2,800 foreign patents and more than 7,500 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The following tables present details of selling, general and administrative expense:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$91	4.3%	$76	3.9%	$15	19.7%
Stock-based compensation	33	1.6	30	1.5	3	10.0
Legal and accounting fees	21	1.0	28	1.4	(7)	(25.0)
Other	29	1.3	32	1.7	(3)	(9.4)
Selling, general and administrative	$174	8.2%	$166	8.5%	$8	4.8%

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$257	4.3%	$221	4.0%	$36	16.3%
Stock-based compensation	116	2.0	99	1.8	17	17.2
Legal and accounting fees	63	1.1	123	2.2	(60)	(48.8)
Other	88	1.4	82	1.4	6	7.3
Selling, general and administrative	$524	8.8%	$525	9.4%	$(1)	(0.2)%

The increase in salaries and benefits for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 was primarily attributable to an increase in headcount of approximately 200 personnel, bringing headcount to approximately 1,925 at September 30, 2012, which represents a 12% increase from our September 30, 2011 levels. Approximately 60% of the increase in headcount was the result of our acquisitions of NetLogic and BroadLight. See below for discussion of stock-based compensation. The decreases in legal and accounting fees was primarily driven by the conclusion of several outstanding legal matters, including the settlement of a shareholder derivative action in the three months ended June 30, 2011 and certain patent infringement claims. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and prior years’ securities litigation, patent prosecution and filings and various other transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Stock-Based Compensation Expense

The following tables present details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$6	0.3%	$6	0.3%	$—	—%
Research and development	89	4.2	85	4.3	4	4.7
Selling, general and administrative	33	1.6	30	1.5	3	10.0
	$128	6.1%	$121	6.1%	$7	5.8%

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$21	0.4%	$19	0.3%	$2	10.5%
Research and development	278	4.7	284	5.1	(6)	(2.1)
Selling, general and administrative	116	2.0	99	1.8	17	17.2
	$415	7.1%	$402	7.2%	$13	3.2%

In the nine months ended September 30, 2012, we also granted equity awards with a fair value of $434 million, primarily related to our regular annual equity compensation review program, that will be expensed over the next four years and assumed NetLogic and BroadLight equity awards with a fair value of $215 million that will be expensed primarily over the next two to three years.

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2012 through 2016 related to unvested share-based payment awards:

	2012	2013	2014	2015	2016	Total
	(In millions)
Unearned stock-based compensation	$120	$384	$254	$131	$22	$911

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

Amortization of Purchased Intangible Assets

The following tables present details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$55	2.6%	$13	0.7%	$42	323.1%
Other operating expenses	32	1.4	7	0.3	25	357.1
	$87	4.0%	$20	1.0%	$67	335.0%

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$148	2.5%	$42	0.8%	$106	252.4%
Other operating expenses	82	1.3	23	0.4	59	256.5
	$230	3.8%	$65	1.2%	$165	253.8%

The increase in amortization of purchased intangible assets in the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 primarily related to our acquisitions of NetLogic and BroadLight in 2012 and Provigent in 2011. In the nine months ended September 30, 2012, we recorded purchased intangible assets of $1.78 billion primarily related to our acquisitions of NetLogic and BroadLight.

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), which is currently estimated to be expensed in the remainder of 2012 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2012	2013	2014	2015	2016	Thereafter	Total
				(In millions)
Cost of product revenue	$50	$173	$222	$218	$200	$800	$1,663
Other operating expenses	31	57	63	31	9	7	198
	$81	$230	$285	$249	$209	$807	$1,861

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

In-Process Research and Development

In the nine months ended September 30, 2012 we capitalized IPR&D of $267 million related to our NetLogic acquisition. For a description of our valuation techniques and significant assumptions underlying the valuation of the ongoing development projects that were in process at the date of acquisition and were capitalized as IPR&D, see the discussion in Note 3 of Notes to the Unaudited Condensed Consolidated Financial Statements.

Impairment of Long-Lived Assets

In September 2012 we recorded impairment charges for developed technology of $48 million, primarily related to the 2011 acquisition of Provigent included in our Infrastructure & Networking reportable segment. The primary factor contributing to this impairment charge was the reduction of forecasted cash flows related to certain legacy microwave technology products. In June 2012 we recorded impairment charges for developed technology of $6 million, primarily related to our 2010 acquisition of Beceem Communications, Inc., or Beceem, included in our Mobile & Wireless reportable segment. The primary factor contributing to this impairment charge was the continued reduction in the forecasted cash flows derived from the acquired WiMAX products as wireless service providers have accelerated their adoption of Long Term Evolution, LTE, products. Additionally, we recorded an impairment charge of $3 million related to certain computer software and equipment in June 2012. In March 2012 we recorded impairment charges for developed technology of $28 million, primarily related to our acquisitions of Dune Networks and Percello included in our Infrastructure & Networking and Broadband Communications reportable segments, respectively. The primary factor contributing to these impairment charges was the reduction in the revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with the impaired assets.

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

Settlement Costs (Gains)

In the nine months ended September 30, 2012 we recorded net settlement costs of $86 million related to patent infringement claims. We recorded net settlement gains of $23 million in the nine months ended September 30, 2011 primarily related to the settlement of our shareholder derivative action. See Note 9 of Notes to the Unaudited Condensed Consolidated Financial Statements.

Charitable Contribution

In June 2011 we contributed $25 million to the Broadcom Foundation to support science, technology, engineering and mathematics programs, as well as a broad range of community services. This payment was recorded as an operating expense in our unaudited condensed consolidated statements of income in the three and nine months ended September 30, 2011.

Interest and Other Income (Expense), Net

The following tables present interest and other income, net:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	$ Change	2012	2011	$ Change
	(In millions)
Interest expense, net	$(8)	$(1)	$(7)	$(21)	$(1)	$(20)
Other income, net	8	7	1	14	7	7

Interest expense, net, reflects interest expense on our senior notes totaling $1.70 billion, offset by interest income earned on cash, cash equivalents and marketable securities balances. Other income, net, primarily includes gains and losses on foreign currency transactions, asset disposals and strategic investments.

The increase in interest expense, net, for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 was driven primarily by interest expense related to our long-term debt of $500 million issued in November 2011 and $500 million issued in August 2012.

Provision for Income Taxes

We recorded tax benefits of $9 million and $62 million for the three and nine months ended September 30, 2012, respectively, and tax provisions of $6 million and $7 million for the three and nine months ended September 30, 2011, respectively. Our effective tax rates were (4.3)% and (15.3)% for the three and nine months ended September 30, 2012, respectively, and 2.2% and 1.0% for the three and nine months ended September 30, 2011, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate in the three and nine months ended September 30, 2012 and 2011, tax benefits resulting primarily from the expiration of statutes of limitations for the assessment of taxes in various foreign jurisdictions of $7 million for the nine months ended September 30, 2012, and $6 million for the nine months ended September 30, 2011, tax benefits resulting from the reduction of certain foreign deferred tax liabilities of $12 million for the three and nine months ended September 30, 2012, and tax benefits resulting from reductions in our U.S. valuation allowance on certain deferred tax assets due to recording net deferred tax liabilities for identifiable intangible assets under purchasing accounting of $47 million and $4 million for our acquisitions of NetLogic and BroadLight, respectively, for the nine months ended September 30, 2012.

During the three months ended March 31, 2012, we accessed $1.5 billion of cash from our foreign subsidiaries to facilitate the acquisition of NetLogic. This $1.5 billion was treated as includable in our U.S. taxable income for 2012. Nevertheless, this did not result in a tax liability for us because it was offset by our net operating loss and tax credit carryforwards. The $3.61 billion cash purchase price to acquire NetLogic greatly exceeded the purchase price of any prior cash acquisition we have made. The acquisition of NetLogic was unusual and nonrecurring. Our other cash acquisitions have been for significantly lower purchase prices, and we have never previously determined it prudent or necessary to access our prior years’ foreign earnings to facilitate an acquisition. We do not currently expect any future need to access our prior years’ foreign earnings, and therefore, aside from the $1.5 billion used to facilitate the NetLogic acquisition, we intend to continue to permanently reinvest our foreign earnings.

We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $35 million and $62 million at September 30, 2012 and December 31, 2011, respectively.

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

On June 30, 2011 we concluded the Internal Revenue Service (IRS) examination of our income tax returns for 2004 through 2006, executed a closing agreement covering the 2001 through 2006 tax years, and agreed to certain adjustments for the 2001 through 2006 tax years, primarily related to intercompany transfer pricing transactions. Those audit adjustments were offset by federal net operating losses and credits, and did not result in any income tax expense or cash tax liability for us. As a result of the IRS examination, taking into account effects on post-audit periods, we reduced our federal and state net operating losses by approximately $620 million and $430 million, respectively, and we reduced amounts relating to federal and state uncertain tax benefits by approximately $180 million and $100 million, respectively, as of June 30, 2011. This reduction in federal and state net operating loss carryforwards was fully offset with a reduction in our valuation allowance for deferred tax assets, and had no impact on our operating results or financial position.

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

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities. The following table presents working capital, cash and cash equivalents, and marketable securities:

	September 30, 2012	December 31, 2011	$ Change
	(In millions)
Working capital	$2,274	$4,653	$(2,379)

Cash and cash equivalents	$1,416	$4,146	(2,730)
Short-term marketable securities	735	383	352
Long-term marketable securities	1,039	676	363
Total cash and cash equivalents and marketable securities	$3,190	$5,205	$(2,015)

See discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in the Nine Months Ended September 30, 2012 and 2011

Cash and cash equivalents decreased to $1.42 billion at September 30, 2012 from $4.15 billion at December 31, 2011 as a result of cash used to fund our acquisitions of NetLogic and BroadLight, our quarterly dividend payments and purchases of property and equipment, offset by cash provided by operating activities and net proceeds from the sale of marketable securities.

	Nine Months Ended
	September 30,
	2012	2011
	(In millions)
Net cash provided by operating activities	$1,338	$1,356
Net cash provided by (used in) investing activities	(4,420)	35
Net cash provided by (used in) financing activities	352	(680)
Increase (decrease) in cash and cash equivalents	(2,730)	711
Cash and cash equivalents at beginning of period	4,146	1,622
Cash and cash equivalents at end of period	$1,416	$2,333

Operating Activities

In the nine months ended September 30, 2012 our operating activities provided $1.34 billion in cash. This was primarily the result of net income of $468 million, net non-cash operating expenses of $813 million and changes in operating assets and liabilities of $57 million. In the nine months ended September 30, 2011 our operating activities provided $1.36 billion in cash. This was primarily the result of net income of $673 million, net non-cash operating expenses of $624 million and changes in operating assets and liabilities of $59 million.

Our days sales outstanding increased from 34 days at December 31, 2011 to 37 days at September 30, 2012 due to revenue linearity (meaning an increased percentage of sales occurred in the final month of the quarter). We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

Our inventory days on hand increased from 43 days at December 31, 2011 to 48 days at September 30, 2012 primarily to meet the anticipated revenue levels in the three months ending December 31, 2012. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing Activities

Investing activities used $4.42 billion in cash in the nine months ended September 30, 2012, which was primarily the result of $3.58 billion in net cash paid for our acquisitions, primarily NetLogic and BroadLight, $189 million of capital equipment purchases to support our research and development efforts and $662 million in net purchases from sales and maturities of marketable securities, offset in part by $13 million of proceeds from the sale of strategic investments. Investing activities provided $35 million in cash in the nine months ended September 30, 2011, which was primarily the result of $523 million in net proceeds from sales and maturities of marketable securities, offset in part by $347 million in net cash paid for our acquisitions of Provigent and SC Square and $141 million of capital equipment purchases to support our research and development efforts.

Financing Activities

Our financing activities provided $352 million in cash in the nine months ended September 30, 2012, which was primarily the result of the net proceeds from the issuance of long-term debt of $492 million and $209 million in proceeds received from issuances of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan, offset in part by the payment of contingent consideration and debt assumed from our recent acquisitions of $57 million, dividends paid of $167 million, and $124 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units. Our financing activities used $680 million in cash in the nine months ended September 30, 2011, which was primarily the result of $670 million in repurchases of shares of our Class A common stock, dividends paid of $145 million, and $123 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $258 million in proceeds received from issuances of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan.

The timing and number of stock option exercises and employee stock purchases and the amount of cash proceeds we receive through those exercises and purchases are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Moreover, it is now our general practice to issue a combination of time-based and performance-based restricted stock units, or RSUs, only to certain employees and, in most cases to issue solely time-based RSUs. While we may issue stock options in the future, we currently plan to only do so in connection with acquisitions. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to Broadcom and requires the use of cash, as we currently allow employees to elect to have a portion of the shares issued upon vesting of restricted stock units withheld to satisfy minimum statutory withholding taxes, which we then pay in cash to the appropriate tax authorities on each participating employee’s behalf.

Short and Long-Term Financing Arrangements

At September 30, 2012, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

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

Credit Facility

In November 2010 we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $500 million. We amended this credit facility in October 2011 primarily to extend the maturity date by two years to November 19, 2016, at which time all outstanding revolving facility loans (if any) and accrued and unpaid interest must be repaid. The amendment to the credit facility also decreased the interest rate margins applicable to loans made under the credit facility and the commitment fee paid on the amount of the unused commitments. We did not draw on our credit facility in the nine months ended September 30, 2012 and 2011.

The credit facility contains customary representations, warranties and covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

We were in compliance with all debt covenants as of September 30, 2012.

Senior Notes

The following table summarizes the principal amount of our senior unsecured notes:

	September 30, 2012	December 31, 2011
	(In millions)
1.500% fixed-rate notes, due 2013	$300	$300
2.375% fixed-rate notes, due 2015	400	400
2.700% fixed-rate notes, due 2018	500	500
2.500% fixed-rate notes, due 2022	500	—
	$1,700	$1,200
Unaccreted discount	(7)	(4)
	$1,693	$1,196

In August 2012 we issued senior unsecured notes in an aggregate principal amount of $500 million which mature in August 2022 and bear interest at a fixed rate of 2.500% per annum, or the 2022 Notes. Interest is payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2013. Proceeds from the issuance of the 2022 notes will be utilized for general corporate purposes, which may include repayment of Broadcom’s 1.500% Senior Notes due 2013.

In connection with the 2022 Notes, we entered into a registration rights agreement pursuant to which we agreed to use our reasonable commercial efforts to file with the SEC an exchange offer registration statement to issue registered notes with substantially identical terms as the 2022 Notes in exchange for any outstanding 2022 Notes, or, under certain circumstances, a shelf registration statement to register the 2022 Notes. We agreed to use our commercially reasonable efforts to consummate the exchange offer or cause the shelf registration statement to be declared effective by the SEC, in each case on or prior to 365 days after the closing of the 2022 Notes offering. If we are unable to complete our registration statement, we will be subject to interest penalties.

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

We were in compliance with all debt covenants as of September 30, 2012.

Other Notes and Borrowings

We had no other significant notes or borrowings as of September 30, 2012.

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

As of September 30, 2012 we have approximately $1.31 billion of cash, cash equivalents, and marketable securities held by our foreign subsidiaries. Any potential additional income, which could result if we were to repatriate our remaining foreign cash, cash equivalents and marketable securities would be offset by existing net operating loss and research and development tax credit carryforwards and should not have a material effect on our tax liabilities. Our net operating loss and research and development tax credit carryforwards are currently subject to a full valuation allowance.

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

Off-Balance Sheet Arrangements

At September 30, 2012 we had no material off-balance sheet arrangements, other than our facility operating leases.

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

To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 30, 2012, a 100 basis point increase in interest rates across all maturities would result in a $20 million incremental decline in the fair market value of the portfolio. As of December 31, 2011, a similar 100 basis point increase in interest rates across all maturities would also result in a $9 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analysis performed as of September 30, 2012 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2012, the end of the period covered by this Report. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers represented 46.6% and 41.6% of our total net revenue in the nine months ended September 30, 2012 and 2011, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. Our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period. The loss of any significant customer could materially and adversely affect our financial condition and results of operations. Also, as our significant customers become larger relative to our business and the industry, they may be able to leverage pricing pressure through the supply chain, vertical integration or other avenues, thereby adversely affecting our gross margins.

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

In addition, the majority of our licensing revenues and related income to date has been derived from agreements with two customers, Verizon Wireless and Qualcomm. From January 2008 through September 2012, we recorded $896 million in licensing revenue and related income derived from Verizon Wireless and Qualcomm and we expect to record an additional $130 million. The licensing revenue from our agreement with Verizon Wireless has ended and the income from the Qualcomm Agreement is non-recurring and will terminate in the three months ending June 30, 2013. There can be no assurances that we will be able to enter into additional such arrangements of this magnitude in the future, or that we will be able to successfully collect the remaining payments due to us under the Qualcomm Agreement in the event of a default by Qualcomm.

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

Our stock price is highly volatile.

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2009 through September 30, 2012 our Class A common stock has traded at prices as low as $15.31 and as high as $47.39 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to international destinations, primarily in Asia, represented 96.8% and 96.6% of our product revenue in the nine months ended September 30, 2012 and 2011, respectively. Substantially all of our products are shipped through logistical facilities in Singapore. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our international business activities and to open other design and operational centers abroad.

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

Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. For instance, the U.S. Securities and Exchange Commission recently adopted new disclosure requirements relating to the sourcing of certain minerals from the Democratic Republic of Congo and certain other adjoining countries. Those new rules, which will require reporting in 2014, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

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

As of September 30, 2012 our co-founders, directors, executive officers and their respective affiliates beneficially owned 10.2% of our outstanding common stock and held 50.1% of the total voting power held by our shareholders. Accordingly, these shareholders currently have enough voting power to control the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of all or substantially all of our assets. In particular, as of September 30, 2012 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 9.1% of our outstanding common stock and held 49.7% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we may not be able to engage in certain transactions, and our shareholders may not be able to effect certain actions or transactions, without the approval of these shareholders. Repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended September 30, 2012 we issued approximately 0.6 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

In February 2010, we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset dilution associated with our stock incentive plans. The maximum number of shares of our Class A common stock that may be repurchased in any one year under this program (including under an accelerated share repurchase or other arrangement) is equal to the total number of shares issued pursuant to our equity awards in the previous year and the current year. This program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. It may also be complemented with an additional share repurchase program in the future.

The following table presents details of our various repurchases during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May yet be Purchased under the Plans
	(In thousands, except per share data)
July 2012	—	$—	—
August 2012	28	35.18	28
September 2012	—	—	—
Total	28	$35.18	28	$—

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description

31	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
(Principal Accounting Officer)

October 23, 2012

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