Form 10-K
period 2012-12-31
BROADCOM CORP
filed 2013-01-30
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Registrant’s telephone number, including area code): (949) 926-5000
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐      No  ☑
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $17.08 billion (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.
The registrant has two classes of common stock authorized, Class A common stock and Class B common stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. Shares of Class B common stock are not publicly traded but are convertible at any time into shares of Class A common stock on a one-for-one basis. As of December 31, 2012 there were 518 million shares of Class A common stock and 51 million shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed on or before April 30, 2013.

Broadcom®, the pulse logo, BroadR-Reach®, , VideoCore®, XLP®, WICED™ and XGS™ are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

©2013 Broadcom Corporation. All rights reserved.	This Annual Report on Form 10-K is printed on recycled paper.

BROADCOM CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Cautionary Statement

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected total net revenue, costs and expenses and product and total gross margin; our accounting estimates, assumptions and judgments; the demand for our products; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our ability to consummate acquisitions and integrate their operations successfully; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense and stock-based compensation as a percentage of revenue; manufacturing, assembly and test capacity; the effect that economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our operating results; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; our success in pending intellectual property litigation matters; our potential needs for additional capital; inventory and accounts receivable levels; our ability to obtain future tax holidays in Singapore; our ability to permanently reinvest our foreign earnings; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; the level of accrued rebates; and income we expect to record in connection with our agreement with Qualcomm or similar arrangements in the future. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part I, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

PART I

Item 1. Business

Overview

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a global leader and innovator in semiconductor solutions for wired and wireless communications. Broadcom® products seamlessly deliver voice, video, data and multimedia connectivity in the home, office and mobile environment. We provide the industry's broadest portfolio of state-of-the-art system-on-a-chip, or SoC, and embedded software solutions.

Broadcom was incorporated in California in August 1991. Our Class A common stock trades on the Nasdaq Global Select Market® under the symbol BRCM. Our principal executive offices are located at 5300 California Avenue, Irvine, California 92617-3038, and our telephone number at that location is 949.926.5000. Our Internet address is www.broadcom.com. The inclusion of our Internet address in this Report does not include or incorporate by reference into this Report any information on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other U.S. Securities and Exchange Commission (SEC) filings are available free of charge through the investor relations section of our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The SEC also maintains a web site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Communications technologies continue to evolve rapidly in response to ubiquitous wireless and mobile networks, the emergence of new data-intensive computing and multimedia applications, and the continuing convergence of personal computing and mobile devices. The broadband transmission of digital information over wired and wireless infrastructures requires very sophisticated semiconductor solutions to perform critical systems functions such as communications signal processing, audio, video and multimedia processing, radio frequency and analog signal processing, and switching and routing packets of information over IP-based networks.

We currently operate our business to serve three markets: Broadband Communications, Mobile and Wireless and Infrastructure and Networking. Our diverse product portfolio includes:

•
Broadband Communications (Solutions for the Home) — Complete solutions for cable, xDSL, fiber, satellite and IP broadband networks to enable the connected home, including set-top-boxes and media servers, residential modems and gateways, small and residential cells and wired home networking solutions.

•
Mobile and Wireless (Solutions for the Hand) — Low-power, high-performance and highly integrated solutions powering the mobile and wireless ecosystem, including Wi-Fi and Bluetooth, cellular SoCs, personal navigation and global positioning, near field communications (NFC), Voice over IP (VoIP), and mobile power management solutions.

•
Infrastructure and Networking (Solutions for Infrastructure) — Highly integrated solutions for carriers, service providers, enterprises, small-to-medium businesses and data centers for network infrastructure needs, including Ethernet switches, physical layer devices (PHYs), multicore embedded processors, knowledge-based processors (KBP), digital front ends for wireless infrastructure, switch fabric solutions, high-speed Ethernet controllers and microwave backhaul devices.

Net Revenue by Reportable Segment

Our semiconductor solutions are used globally by leading manufacturers and are embedded in an array of products for the home, the hand and network infrastructure. Net revenue for our reportable segments, Broadband Communications, Mobile and Wireless, and Infrastructure and Networking is presented below. “All Other” is comprised of (i) income from our April 2009 agreement with Qualcomm Incorporated, or the Qualcomm Agreement (see detailed discussion in “Overview” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), and (ii) other licensing revenue.

Percentage of Net Revenue

Net Revenue: $8.01 billion	Net Revenue: $7.39 billion	Net Revenue: $6.82 billion

Broadband Communications Reportable Segment (Solutions for the Home)

Broadcom's broadband communications reportable segment offers a range of broadband communications and consumer electronics SoC solutions that enable voice, video, data and multimedia services over wired and wireless networks for the home. Our solutions in this reportable segment include: cable modem, PON and xDSL SoCs; small and residential cell SoCs; xDSL, xPON and cable modem central office solutions; MPEG/AVC/VC-1 encoders and transcoders; digital cable, DBS, terrestrial and IP set-top box SoCs; and Powerline and MoCA Networking SoCs. Products incorporating our solutions in this reportable segment include: modems (cable, xPON, small and residential cells and DSL) and residential gateways; cable modem termination systems (CMTS), optical line termination (OLT) and central office DSLAM solutions; digital cable, digital transport adapter, direct broadcast satellite, terrestrial and IP set-top boxes; and wired home networking solutions (i.e. MoCA and Powerline Networking).

Modems and Residential Gateways

The number of global broadband subscribers continues to grow. According to ABI Research, there were nearly 620 million in 2012. Global service providers continue to deploy next generation broadband access technologies across DSL, Cable and fiber to deliver more bandwidth and faster speeds to consumers across the globe. Broadcom offers complete system solutions across DSL, cable and fiber to enable service providers to provide data, voice and video services to and throughout the home.

Digital Cable, Direct Broadcast Satellite and IP Set-Top Boxes

Global service providers are increasingly introducing new products and services in the connected home, including transcoding, digital video recording services, high definition, wired and wireless networking, and more integrated tuners to enable faster channel change and more simultaneous recordings. According to ABI Research, approximately 250 million set-top boxes (STB) were shipped in 2012. We offer complete platform solutions for cable, satellite and IP STB.

Mobile and Wireless Reportable Segment (Solutions for the Hand)

Broadcom's mobile and wireless reportable segment offers products that enable end-to-end wireless and cellular connectivity at home, at work and on-the-go. Our solutions in this reportable segment include: Wi-Fi; Bluetooth; wireless connectivity combos; GPS/GMSS; EDGE and 3G baseband SoCs; power management ICs; VoIP SoCs; near field communications; and cellular RFs. Products incorporating our solutions in this reportable segment include: smartphones and mobile phones; tablets, laptops, desktop computers, and peripherals; wireless home routers and gateways; printers; cellular data cards; Wi-Fi mobile hotspots; handheld media devices; personal navigation devices; home gaming systems; VoIP phones; wireless-enabled TVs and STBs; and thermostats and home monitoring.

Wireless Local Area and Personal Area Networking

Wi-Fi/WLAN.    Wireless local area networking, also known as Wi-Fi or WLAN, allows devices on a local area network to communicate wirelessly. It adds the convenience of mobility to the powerful utility of high-speed data networks. Wi-Fi has been embedded into a wide range of devices including smartphones, tablets, home gateways and routers, personal computers, digital cameras, printers, gaming devices, STBs, and HDTVs. According to ABI Research, a total of approximately 1.5 billion Wi-Fi capable devices were estimated to have been shipped in 2012. In 2011, we introduced a Wireless Internet Connectivity for Embedded Devices (WICED™) platform to simplify and extend Wi-Fi connectivity to a range of additional connected appliances, smart energy systems, and cloud-based health and home management services devices. We offer a family of high performance, low power Wi-Fi chipsets that support all current standards. Broadcom products address 802.11a/b/g, 802.11n and 802.11ac standards-based products. 802.11ac, the latest generation of Wi-Fi technology, enables gigabit speeds over Wi-Fi and also improves range and battery life. We also support Wi-Fi Direct, WiFi Display and Miracast across our product portfolio, allowing communication between devices without having to interact with an access point, increasing ease of use for Wi-Fi and enabling us to serve increased demand for the transfer of HD content between devices.

Bluetooth.    The Bluetooth short-range wireless networking standard is a low power wire replacement technology that enables direct connectivity among a wide variety of mainstream consumer electronic devices. According to ABI Research, a total of approximately 2 billion Bluetooth-enabled devices were estimated to have been shipped in 2012. We offer a complete family of Bluetooth silicon and software solutions for mobile phones, PCs, wireless headphones and headsets, HDTVs, peripherals, gaming and other applications. Our family of single-chip Bluetooth devices, software applications and protocol stacks provide a complete solution that enables manufacturers to add Bluetooth functionality to almost any electronic device with a minimal amount of development time and resources. We continue to drive the evolution of Bluetooth with support of Bluetooth Low Energy (BLE), an emerging standard for supporting low power applications such as health and fitness, and the number of opportunities for Bluetooth applications, such as the industry standardization of Bluetooth for 3D glasses, continues to expand.

Wireless Connectivity Combination Chips

Consumers increasingly expect their mobile devices to seamlessly communicate wirelessly with a broad range of devices, including TVs, PCs, printers, smartphones, remote speakers, headsets and car stereos. At the same time, our customers seek lower costs, higher performance and longer battery life in their devices. To meet these demands, we have developed a family of combination chip (combo chip) solutions that integrate multiple wireless technologies onto a single chip. For example, we offer combo solutions that integrate a complete Bluetooth system (with BLE and Bluetooth High Speed), a complete Wi-Fi system (including 802.11ac), and a high performance FM stereo radio receiver into a single die. Our latest combo chip integrates four wireless technologies - Wi-Fi, Bluetooth, FM and NFC.

Global Positioning System

Global Positioning System (GPS) has long been a standard feature in navigation devices and has become a common feature in smartphones and tablets. In addition to GPS, other satellite-based navigation systems have been deployed, such as GLONASS. Global Navigation Satellite System (GNSS) technology encompasses a plurality of such satellite-based navigation systems. By making use of additional satellite coverage, significant improvement in location determination, location accuracy and time-to-first-fix can be obtained over a system that relies only on a GPS based solution, particularly in urban areas. According to ABI Research, 860 million GPS enabled devices were estimated to be shipped in 2012. Broadcom offers a family of GPS, assisted GPS (A-GPS) and GNSS semiconductor products, software and data services. Broadcom's location-based services technology delivers assistance data to our GNSS devices further enhancing performance and reliability.

Cellular SoCs

Handheld devices (such as smartphones) and portable computing devices (such as laptops and tablets) are enabling a broad range of connected applications, including email, streaming audio and video content, gaming and social networking. The evolution of the international Global System for Mobile Communication (GSM) standard to 3G and 4G technologies have enabled “always on” Internet applications when combined with WLAN and wireless personal area network (WPAN) connectivity technologies. We are able to combine our cellular, connectivity, and location technologies to deliver complete platform solutions, accelerating time to market for our customers while reducing design complexity, board area and power consumption.

According to the Linley Group, cellular baseband shipments into handsets and other equipment, such as USB dongles, amounted to approximately 2.2 billion units in 2012. We provide a family of 2.5G and 3G SoC chipsets and platform solutions with associated software. Our cellular SoCs incorporate a high performance multi-core application processing subsystem, 1080p graphics and video, an image processing subsystem, and a cellular modem on a single chip.

As part of our cellular platform, Broadcom provides cellular RF and a family of power management devices that intelligently manage power consumption in mobile devices to optimize system operation and improve battery life.

Voice over Internet Protocol

Driven by the significant build-out of the Internet, the transmission of voice over an IP packet-based network, or VoIP applications, is continuing to grow. Our VoIP phone silicon and software solutions integrate packet processing, voice processing and switching technologies to provide the quality of service, high fidelity and reliability necessary for enterprise telephony applications and home routers/gateways. These products support residential VoIP services that are now being offered by a variety of broadband service providers.

Near Field Communications

Near field communications (NFC) is an ultra short-range wireless standard to enable simple connectivity and data transfer by the act of bringing two devices in close proximity. According to ABI Research, approximately 121 million NFC enabled products were estimated to have been shipped in 2012. NFC has been adopted for contactless payment systems and can also be implemented in a variety of consumer devices, including mobile phones, tablets, and digital TVs, remote controls, wireless mice, 3D glasses and Bluetooth headsets, to pair two devices and enable other forms of wireless connectivity data transfer between devices. Broadcom has developed a family of NFC solutions with a combination of advanced power, size and functional requirements for original equipment manufacturers to implement low-cost NFC consumer device applications in their products.

Infrastructure and Networking Reportable Segment (Solutions for Infrastructure)

 Through our Infrastructure and Networking reportable segment, we design and develop complete silicon and software infrastructure solutions for service provider, data center, and enterprise and small-to-medium business networks. Our solutions leverage industry-proven Ethernet technology to promote faster, “greener” and cost-efficient transport and processing of voice, video, data and multimedia across both wired and wireless networks as network data traffic increases. In February 2012 we completed our acquisition of NetLogic Microsystems, Inc., or NetLogic, a publicly traded company that was a provider of high-performance intelligent semiconductor solutions for next generation networks. Upon closing, NetLogic was incorporated into our Infrastructure and Networking reportable segment. For more information about the NetLogic acquisition, see the “Overview” section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our solutions in this reportable segment include: Ethernet switches and fabrics; Ethernet controllers; Ethernet copper transceivers; backplane and optical front-end physical layer devices; multicore communications processors; microwave modems and RF; remote radio head digital front end; and knowledge-based processors. Products incorporating our solutions in this reportable segment include: service provider metro equipment; 3G/4G wireless infrastructure and wireless access points; switches and routers; servers and workstations; desktop and notebook computers; network interface cards; LAN on motherboard applications; optical networks and dense wave division multiplexing applications; virtual private networks and security appliances; storage controllers; and microwave links for wireless backhaul.

Ethernet Networking

Ethernet is a ubiquitous interconnection technology that enables high performance and cost effective networking infrastructure across the enterprise, service provider, data center and small and medium business (SMB) spaces. Our highly integrated, low power SoC solutions enable users to access data, voice and video from their offices, homes or over wireless networks.

Ethernet Switches.    As described below, we offer a broad set of Ethernet switching products ranging from low-cost five port switch chips to complete solutions enabling in excess of 400 terabits of switching capacity in a multi-chassis configuration.

•	Our service provider switch portfolio enables carrier/service provider networks to support a large number of services in the wireless backhaul, access, aggregation and core of their networks.

•
Our data center portfolio provides high capacity, low latency switching silicon that supports advanced protocols around virtualization and multi-pathing. In addition, our DNX Ethernet switching fabric technologies provide the ability to build highly scalable flat networks supporting tens of thousands of servers and supporting 100 gigabits per second (Gbps) Ethernet.

•	Our SBX NPU product family provides a full duplex 100 Gbps fully programmable packet processor.

•
For enterprise applications, our XGS™ product family combines multi-layer switching capabilities and wire-speed Gigabit, 10, 40 and 100 Gbps Ethernet switching performance for unified wired and wireless enterprise business networks.

•	Our family of SMB Ethernet switch products are designed to support lower power modes and comply with industry standards around energy efficient Ethernet.

Ethernet Copper Transceivers.    Our high performance Ethernet transceivers are built upon a proprietary digital signal processing (DSP) communication architecture optimized for high-speed network connections and support the latest standards and advanced features, such as energy efficient Ethernet, data encryption and time synchronization at one or 10 Gbps.

Ethernet Controllers.    Our family of Ethernet controllers offers comprehensive solutions for servers, workstations, and desktop and notebook computers, supporting multiple generations of Ethernet technology. Gigabit and 10 Gigabit Ethernet controllers deliver high performance dual-port and quad-port, single-chip converged network interface controller (C-NIC) at 1 Gbps or 10 Gbps rates, without requiring external packet memory.

Automotive Ethernet.    As consumer demand for in-vehicle connectivity continues to grow, automotive manufacturers are under pressure to deliver competitive, innovative features while minimizing cost. Broadcom’s BroadR-Reach® automotive solutions allow multiple in-vehicle systems (such as infotainment, on-board diagnostics and automated driver assistance) to simultaneously access information over unshielded single twisted pair cable. Our automotive Ethernet product portfolio consists of five devices (including three highly integrated switches with embedded PHYs and two stand-alone PHY solutions) that deliver high-performance bandwidth of 100Mbps and beyond while dramatically reducing connectivity costs and cabling weight, as well as increasing energy efficiency.

Backplane and Optical Front-End Physical Layer Devices. To address increasing volumes of data traffic both in data centers and service provider networks, we offer a portfolio of 10G and 40G Ethernet transceivers, 100 Gbps gear boxes, forward error correction solutions, and chips for backplanes and optical interconnect. These devices are low-power solutions for very high density 10, 40 and 100 Gbps switching solutions. We also offer 2.5 Gbps and 10 Gbps SONET/SDH/OTN transceivers that enable the development of low-cost, high-density optical transport equipment, enabling telecommunications and service providers to efficiently deliver data and voice traffic over existing fiber networks.

Processors and Wireless Infrastructure

Multicore Communication Processor. Used in building current and next-generation server, storage, data networking and wireless equipment, our XLP® multicore solutions provide leading central processing unit (CPU) performance utilizing quad issue, quad threaded and out-of-order execution. These CPU cores are coupled with high performance on-chip fabric and accelerators, enabling multi-chip cache coherent configurations. Broadcom's high-speed communications processors support complex networking applications, such as deep content switching, routing and load balancing at wireline speed.

Knowledge-Based Processors (KBP). Broadcom's knowledge-based processors enable high-performance decision-making for packet processing in a variety of advanced devices in the enterprise, metro, access, edge and core networking spaces. This family features the ability to process packets at wire-speed and lowest power consumption.

Digital Front End. Our Digital Front-End (DFE) processor family delivers superior linearization performance for 2G, 3G and 4G protocols and advances the ability for base station design, deployment and management to meet this Multi-Protocol demand. This enables the creation of flexible platforms that can adapt dynamically to future network requirements.

Microwave Modems and RF.    Our family of microwave modems and RF chip sets allows our customers to build the highest performance wireless backhaul and LAN extension products for service providers. They include features such as dual polarization for increased throughput, integrated networking functionality and full path protection.

Custom Silicon Products

We offer customers a range of custom application-specific integrated circuit, or ASIC, products that integrate customer-specific intellectual property into larger, more highly integrated solutions.  This approach enables our customers to leverage their own intellectual property while still benefiting from the cost, power and performance benefits of a more integrated, often single-chip, solution.

Licensing of Intellectual Property

We generate licensing revenue and related income from the licensing of our intellectual property. The vast majority of our licensing revenue and related income has been derived from the Qualcomm Agreement. See detailed discussion in the “Overview” section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. This licensing revenue and related income represented 2.6%, 3.1% and 3.3% of our total net revenue in 2012, 2011 and 2010, respectively. The income from the Qualcomm Agreement is non-recurring and will terminate in April 2013. There can be no assurances that we will be able to enter into similar arrangements of this magnitude in the future.

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

Customers and Strategic Relationships

We sell our products to leading wired and wireless communications manufacturers. We have also established strategic relationships with multiservice operators that provide wired and wireless communications services to consumers and businesses. Our leading customers currently shipping wired and/or wireless communications equipment and devices incorporating our products include:

• Alcatel-Lucent	• Motorola Mobility
• Apple	• Netgear
• Cisco	• Nokia
• Dell	• Pace
• EchoStar	• Samsung
• Hewlett-Packard	• Thomson
• Huawei Technologies	• ZTE
• Humax

A small number of customers have historically accounted for a substantial portion of our net revenue. Contributions to our net revenue by these customers have increased in the last several years. Sales to our five largest customers represented 47.2%, 42.6% and 38.6% of our net revenue in 2012, 2011 and 2010, respectively. In 2012, 2011 and 2010 sales to Samsung and Apple represented 17.3% and 14.6%, 10.0% and 13.1%, and 10.0% and 10.9% of our net revenue, respectively. See Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report. We expect that our key customers will continue to account for a substantial portion of our net revenue in 2013 and in the foreseeable future. We typically sell products pursuant to purchase orders that customers can generally cancel, change or defer on short notice without incurring a significant penalty.

Research and Development

We have assembled a large team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 2012 we had approximately 8,700 research and development employees (or approximately 77% of our total employees), including over 850 employees with Ph.D.s. These key employees are involved in advancing our core technologies, as well as product development. We believe that increased intellectual property integration and the timely introduction of new products are essential to our growth. Because SoC solutions benefit from the same underlying core technologies, we are able to address a wide range of communications markets with a relatively focused investment in research and development. Our research and development expense was $2.32 billion, $1.98 billion and $1.76 billion in 2012, 2011 and 2010, respectively. These amounts included stock-based compensation expense for employees engaged in research and development of $368 million, $363 million and $342 million in 2012, 2011 and 2010, respectively. We have design centers throughout the United States, including our principal design facilities in Irvine, California and Santa Clara County, California. Internationally, we have design facilities in Asia, Europe, Israel and Canada. We anticipate establishing additional design centers in the United States and in other countries.

The cyclicality and seasonality of our industry growth do not meaningfully affect our R&D costs on an absolute dollar basis, but can affect our R&D costs as a percentage of revenue. We endeavor to manage our cost structure to attain long-term business objectives, rather than focusing on short-term profit targets. We view the predictability and stability of our engineering base as a source of competitive advantage. Accordingly, when necessary, we endeavor to reduce research and development costs primarily through slowing incremental hiring or through selectively exiting certain markets, and we typically only resort to broader staffing reductions when we believe our cash flow from operations is at risk of dropping below certain thresholds.

Manufacturing

Wafer Fabrication

We depend on multiple foundry subcontractors located in Asia to manufacture a majority of our products. Our key silicon foundries are:

•	Taiwan Semiconductor Manufacturing Corporation in Taiwan;

•	United Microelectronics Corporation in Singapore and Taiwan;

•	Semiconductor Manufacturing International Corporation in China; and

•	GlobalFoundries, Inc. (formerly Chartered Semiconductor Manufacturing) in Singapore.

By subcontracting manufacturing, we focus resources on design and test applications where we believe we have greater competitive advantages. This strategy also avoids the high capital cost of owning and operating semiconductor wafer fabrication facilities. See “Risk Factors” under Item 1A of this Report for a discussion of the risks associated with our dependence on independent foundry subcontractors.

Most of our products are manufactured using complementary metal oxide semiconductor, or CMOS, process technology. Our products are currently fabricated on a variety of processes ranging from 500 nanometers to 28 nanometers. We generally evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. Approximately 60% of our products are currently manufactured in 65 nanometers (with an increasing number of products being manufactured in 40 nanometers). We are designing most new products in 40 nanometers, 28 nanometers and 20 nanometers, and are beginning to evaluate FinFET technologies. See “Risk Factors” under Item 1A of this Report for a discussion of the risks associated with transitioning to smaller geometry process technologies.

Assembly and Test

Our products are tested at either the wafer level and/or the packaged finished products level. Our product testing is conducted by independent foundries, and independent test subcontractors. The die are assembled into finished products by independent assembly and package subcontractors. A majority of our test and assembly is performed by the following independent subcontractors:

•	Advanced Semiconductor Engineering (ASE) in Singapore, China and Taiwan (test, assembly and packaging);

•	Siliconware Precision in Taiwan (test, assembly and packaging);

•	United Test and Assembly Center in Singapore, China and Thailand (test, assembly and packaging);

•	Amkor in Korea, Philippines, Taiwan and China (assembly and packaging only);

•	STATSChipPAC in Singapore, Korea, Malaysia and China (test, assembly and packaging); and

•	Signetics in Korea (assembly and packaging only).

See “Risk Factors” under Item 1A of this Report for a discussion of the risks associated with our dependence on third party assembly and test subcontractors.

Quality Assurance

We consider product reliability from the initial stage of the design cycle through each specific design process, from layout through testing. Our operations and quality engineering teams closely manage the interface between manufacturing and design engineering. We evaluate each assembly and foundry subcontractor. We also participate in quality and reliability monitoring by reviewing electrical and parametric data from our wafer foundry and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yield levels. All of our principal independent foundries and package assembly facilities are currently ISO 9001 certified, a comprehensive International Standards Organization specified quality system acknowledgment. As part of our total quality program, we received ISO 9001 certification for our Singapore distribution facility.

Environmental Management

We assess the environmental impact of our products to international standards. Our manufacturing subcontractors have registered our manufacturing flow to ISO 14000, the international standard related to environmental management. Lead-free solutions in electronic components and systems are receiving increasing attention within the semiconductor industry. Our products are compliant with the Restriction of Hazardous Substances Directive, or RoHS, the European legislation that restricts the use of a number of substances, including lead, and current European REACH (Regulation, Evaluation and Authorization of Chemicals) laws.

Product Distribution

Due largely to the location of our customers and their fabrication facilities, the majority of our products are shipped internationally to customers through our distribution center in Singapore and a smaller portion domestically via an operations and distribution center in Irvine, California. Net product revenue derived from actual shipments to international destinations, primarily in Asia represented 96.8%, 96.9% and 95.6% of our net revenue in 2012, 2011 and 2010, respectively.

Sales and Marketing

Our sales and marketing strategy is to achieve design wins with technology leaders by providing quality, state-of-the-art products, superior engineering execution, and superior sales, field application and engineering support. We market and sell our products in the United States through a direct sales force, distributors and manufacturers’ representatives. The majority of our domestic sales occur through our direct sales force, which is based in offices located in California and throughout the United States. We market and sell our products internationally through regional offices primarily in Asia, Europe and North America, as well as through a network of independent and fulfillment distributors and representatives in Asia, Australia, Europe and North America. We or our customers select these independent entities based on their ability to provide effective field sales, marketing communications and technical support to our customers. All international sales to date have been in U.S. dollars. We present revenue from independent customers by geographic area in Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Backlog

Our sales are primarily made through standard purchase orders for delivery of products. We follow industry practice that allows customers to cancel, change or defer orders with limited advance notice prior to shipment. Given this practice, we do not believe that backlog is a reliable indicator of future revenue levels.

Competition

The semiconductor industry in general, and wired and wireless communications markets in particular, are intensely competitive and are characterized by rapid change, evolving standards, short product life cycles and price erosion. We believe that the principal factors of competition for integrated circuit providers include:

• product quality and reputation	• market presence
• product capabilities	• standards compliance
• level of integration	• system cost
• engineering execution and scale	• intellectual property
• reliability	• customer interface and support
• power efficiency	• time-to-market

We believe that we currently compete favorably with respect to each of these factors.

We compete with a number of major domestic and international suppliers of integrated circuits and related applications. We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition, along with Moore's law, has resulted and will continue to result in declining average selling prices for our products in certain markets. We also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers that choose to develop their own silicon solutions. We expect to encounter continuing consolidation in the markets in which we compete.

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

Seasonality

An increasing number of our products are being incorporated into consumer electronic products, which are subject to seasonality and fluctuations in demand, and tend to have stronger sales in the middle of the fiscal year as manufacturers prepare for the major holiday selling seasons.

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

We currently hold more than 7,800 U.S. and more than 3,100 foreign patents (up from more than 6,000 U.S. and more than 2,550 foreign patents from the prior year) and have more than 7,700 additional U.S. and foreign pending patent applications. We believe that no single patent is solely responsible for protecting our products and that the duration of our patents is adequate relative to the expected lives of our products.

We generally enter into confidentiality agreements with our employees and strategic partners, and typically control access to and distribution of product documentation and other proprietary information. Despite these precautions, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes, develop similar technology independently, or design around our patents. As such, any rights granted under our patents may not provide us with meaningful protection. In addition, we may not be able to successfully enforce our patents against infringing products in every jurisdiction. See “Risk Factors” under Item 1A of this Report for further discussion of the risks associated with patents and intellectual property.

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

Companies in and related to the semiconductor industry and the wired and wireless communications markets often aggressively protect and pursue their intellectual property rights. We are currently engaged in litigation and may need to engage in additional litigation to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets, or to determine the validity and scope of proprietary rights of others, including our customers. In addition, we are currently engaged in litigation and may engage in future litigation with parties that claim that we infringed their patents or misappropriated or misused their trade secrets. Such litigation will result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. For a detailed description of our outstanding intellectual property litigation, see Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Employees

As of December 31, 2012 we had approximately 11,300 employees, including 8,700 individuals engaged in research and development, 1,050 engaged in sales and marketing, 700 engaged in manufacturing operations, and 850 engaged in general and administrative activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

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

•
the impact of enterprise system failures or network disruptions, the lack of system redundancies, and the potential failure of our disaster recovery planning to cover various unanticipated occurrences; and

•	the impact of tax examinations.

We depend on a few significant customers for a substantial portion of our revenue.

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Contributions to our net revenue by these customers have increased in the last several years. Sales to our five largest customers represented 47.2%, 42.6% and 38.6% of our total net revenue in 2012, 2011 and 2010, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The loss of any significant customer could materially and adversely affect our financial condition and results of operations. Also, as our significant customers become larger relative to our business and the industry, they may be able to leverage pricing pressure through the supply chain, vertical integration or other avenues, thereby adversely affecting our gross margins.

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

In addition, the vast majority of our licensing revenue and related income to date has been derived from our agreement with Qualcomm. From April 2009 through December 2012, we recorded $771 million in income derived from this agreement and we expect to record an additional $86 million in 2013. The income from the Qualcomm Agreement is non-recurring and will terminate in April 2013. There can be no assurances that we will be able to enter into additional such arrangements of this magnitude in the future, or that we will be able to successfully collect the remaining payments due to us under the Qualcomm Agreement in the event of a default by Qualcomm.

The loss of a key customer or design win, a reduction in sales to any key customer, decrease in licensing revenue and related income, significant delay in our customers’ product development plans, or our inability to attract new significant customers or secure new key design wins could seriously impact our revenue and materially and adversely affect our results of operations.

We face intense competition.

The semiconductor industry and the wired and wireless communications markets are intensely competitive. We expect competition to continue to increase as new markets develop, as industry standards become well known and as other competitors enter our business. We expect to encounter further consolidation in the markets in which we compete.

Some of our competitors have longer operating histories and presences in key markets, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do, and in some cases operate their own fabrication facilities. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. We also face competition from newly established competitors, suppliers of products, and customers who choose to develop their own semiconductor solutions.

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

We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. An increasing number of our products are being incorporated into consumer electronic products, which are subject to significant seasonality and fluctuations in demand. Economic volatility can cause extreme difficulties for our customers and vendors in accurately forecasting and planning future business activities. This unpredictability could cause our customers to reduce spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers and vendors may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. As a result, we may experience growth patterns that are different than the demand for our customers' products, particularly during periods of high volatility.

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

Through internal growth and acquisitions, we significantly modified the scope of our operations and workforce in recent years. Our operations are characterized by a high percentage of costs that are fixed or difficult to reduce in the short term, such as research and development expenses related to our highly skilled workforce. During some periods, our growth has placed a significant strain on our management personnel, systems and resources. To respond to periods of increased demand, we will be required to expand, train, manage and motivate our workforce, and to upgrade or enhance our existing IT systems. For example, over the next three years, we plan to upgrade our enterprise resource planning system. We may not be successful in implementing new systems, which could involve business disruptions, including impeding the shipment of our products.

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

Our stock price is highly volatile.

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2010 through December 31, 2012 our Class A common stock has traded at prices as low as $26.40 and as high as $47.39 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

Due to the nature of our compensation programs, most of our executive officers sell shares of our common stock each quarter or otherwise periodically, often pursuant to trading plans established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, sales of shares by our executive officers may not be indicative of their respective opinions of Broadcom’s performance at the time of sale or of our potential future performance. Nonetheless, the market price of our stock may be affected by sales of shares by our executive officers.

We may be required to defend against alleged infringement of intellectual property rights of others and/or may be unable to adequately protect or enforce our own intellectual property rights.

Companies in the semiconductor industry and the wired and wireless communications markets aggressively protect and pursue their intellectual property rights. From time to time, we receive notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Additionally, we receive notices that challenge the validity of our patents. Some of these notices involve "non-practicing entities," or NPEs, asserting claims addressing certain of our products. Intellectual property litigation can be expensive, time consuming and distracting to management. An adverse determination in any of these types of disputes could prevent us from manufacturing or selling some of our products or could prevent us from enforcing our intellectual property rights. Further, settlements can involve royalty or other payments that could reduce our profit margins and adversely affect our financial results.

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

Furthermore, our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes, or confidential employee, customer or supplier data. Any of our existing or future patents may be challenged, invalidated or circumvented. We engage in litigation to enforce or defend our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others, including our customers. We also enter into confidentiality agreements with our employees, consultants and strategic partners and control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. If we cannot adequately protect our technology, our competitors may be able to offer products similar to ours.

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

Our product demand forecasts are based on multiple assumptions, each of which may introduce error into our estimates. In the event we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we could forego revenue opportunities and potentially lose market share and damage our customer relationships. Also, due to our industry’s use of “just-in-time” inventory management, any disruption in the supply chain could lead to more immediate shortages in product or component supply. Additionally, any enterprise system failures, including in connection with implementing new systems, could impact our ability to fulfill orders and interrupt other processes.

A portion of our inventory is maintained under hubbing and distribution arrangements whereby products are delivered to a customer or third party warehouse based upon the customer’s projected needs. Under these arrangements, we do not recognize product revenue until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Our ability to effectively manage inventory levels may be impaired under such arrangements, which could increase expenses associated with excess and obsolete product inventory and negatively impact our cash flow.

We manufacture and sell complex products and may be unable to successfully develop and introduce new products.

We expect that a high percentage of our future sales will come from sales of new products. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. The markets for some of these products are new to us and may be immature and/or unpredictable. These markets may not develop into profitable opportunities and we have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. As a result, it is difficult to anticipate our future revenue streams from, or the sustainability of, our new products.

Our industry is dynamic and we are required to devote significant resources to research and development to remain competitive. Such costs increase with the advancement of technologies and manufacturing in smaller geometry processes, which can adversely affect our operating margin. The development of new silicon devices is highly complex, and due to supply chain cross-dependencies and other issues, we may experience delays in completing the development, production and introduction of our new products. We may choose to discontinue one or more products or product development programs to dedicate more resources to other products. The discontinuation of an existing or planned product may adversely affect our relationship with one or more of our customers and/or could cause us to incur an impairment charge.

Our ability to successfully develop and deliver new products will depend on various factors, including our ability to:

•	effectively identify and capitalize upon opportunities in new markets;

•	timely complete and introduce new integrated products;

•	transition our semiconductor products to increasingly smaller line width geometries;

•	obtain sufficient foundry capacity (including at smaller geometry processes) and packaging materials;

•	license any desired third party technology or intellectual property rights; and

•	qualify and obtain industry interoperability certification of our products.

If we are not able to develop and introduce new products in a cost effective and timely manner, we will be unable to attract new customers or to retain our existing customers which would materially and adversely affect our results of operations.

We have experienced hardware and software defects and bugs associated with the introduction of our highly complex products. If any of our products contain defects or bugs, or have reliability, quality, security or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products. These problems could interrupt or delay sales and shipments of our products to customers. To alleviate these problems, we may have to divert our resources from other development efforts. In addition, these problems could result in claims against us by our customers or others, including possible claims for consequential damages and/or lost profits. As we transition to manufacturing our products in smaller geometry processes, such as 28 nanometers and below, these risks are enhanced.

We depend on third parties to fabricate, assemble and test our products.

As a fabless semiconductor company, we do not own or operate fabrication, assembly or test facilities. We rely on third parties to manufacture, assemble and test substantially all of our semiconductor devices. Accordingly, we cannot directly control our product delivery schedules and quality assurance. This lack of control could result in product shortages or quality assurance problems. These issues could delay shipments of our products or increase our assembly or testing costs. In addition, the consolidation of foundry subcontractors, as well as the increasing capital intensity and complexity associated with fabrication in smaller process geometries has limited our diversity of suppliers and increased our risk of a "single point of failure." Specifically, as we move to smaller geometries, we have become increasingly reliant on TSMC for the manufacture of product at and below 40 nanometers. The lack of diversity of suppliers could also drive increased wafer prices, adversely affect our results of operations, including our product gross margins.

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

We face a number of challenges associated with our acquisition strategy that could disrupt our ongoing business and distract our management team, including:

•	lower gross margins, revenue and operating income than originally anticipated at the time of acquisition and other financial challenges;

•	delays in the timing and successful integration of an acquired company’s technologies;

•	the loss of key personnel; and

•	becoming subject to intellectual property or other litigation.

Acquisitions can result in increased debt or contingent liabilities. While we believe we will have the ability to service any additional debt we may potentially issue in connection with acquisitions, our ability to make principal and interest payments when due depends upon our future performance, which will be subject to general economic conditions, industry cycles, and business and other factors affecting our operations, including the other risk factors described in this section, many of which are beyond our control. Acquisitions can also result in adverse tax consequences, warranty or product liability exposure related to acquired assets, additional stock-based compensation expense, write up of acquired inventory to fair value, and the recording and later amortization of amounts related to certain purchased intangible assets, all of which can adversely affect our reported results on a GAAP basis. In addition, we have in the past and may in the future record goodwill and other purchased intangible assets in connection with an acquisition and incur impairment charges in the future. As discussed in the “Critical Accounting Policies and Estimates” section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, we have determined that we currently have goodwill at risk of potential impairment in future periods related to our Infrastructure and Networking reportable segment.

We are exposed to risks associated with our international operations.

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to international destinations, primarily in Asia, represented 96.8%, 96.9% and 95.6% of our product revenue in 2012, 2011 and 2010, respectively. Substantially all of our products are shipped through our logistical facilities in Singapore. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our international business activities and to open other design and operational centers abroad.

International operations are subject to many inherent risks, including but not limited to:

•	political, social and economic instability;

•	exposure to different business practices and legal and compliance standards;

•	continuation of overseas conflicts and the risk of terrorist attacks and resulting heightened security;

•	the imposition of governmental controls and restrictions and unexpected changes in regulatory requirements;

•	nationalization of business and blocking of cash flows;

•	logistical delays or disruptions;

•	changes in taxation and tariffs; and

•	difficulties in staffing and managing international operations.

Our international operations are subject to increasingly complex foreign and U.S. laws and regulations that increase our cost of doing business in international jurisdictions, including but not limited to anti-corruption laws, such as the Foreign Corrupt Practices Act and the UK Bribery Act and equivalent laws in other jurisdictions, antitrust or competition laws, and data privacy laws, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no complete assurance that any individual employee, contractor, or agent will not violate our policies.

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

Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. For instance, the SEC adopted new disclosure requirements in 2012 relating to the sourcing of certain minerals from the Democratic Republic of Congo and certain other adjoining countries. Those new rules, which will require reporting in 2014, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

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

In certain foreign jurisdictions, we operate under tax holidays and favorable tax incentives. For instance, in Singapore we operate under tax holidays, which are effective through March 31, 2014, that reduce taxes on substantially all of our operating income in that jurisdiction. Such tax holidays and incentives often require us to meet specified employment and investment criteria in such jurisdictions. In a period of tight manufacturing capacity, our ability to meet Singaporean content in our products may be more limited, which may have adverse tax consequences. More generally, if any of our tax holidays or incentives are terminated or if we fail to meet the criteria to continue to enjoy such holidays or incentives, our results of operations may be materially and adversely affected. We are in discussions with the Singapore Economic Development Board with respect to tax incentives for periods after March 31, 2014. No assurances can be given that such discussions will be successful. If we are unable to reach an agreement with Singapore (or another jurisdiction that provides similar benefits to those we realize from our current incentives in Singapore), our results of operations and financial position for periods after March 31, 2014 will be adversely affected.

Our systems are subject to security breaches and other cybersecurity incidents.

We face attempts by others to penetrate our computer systems and networks to misappropriate our proprietary information and technology or interrupt our business. The reliability and security of our information technology infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs is critical to our business. To the extent that any disruptions or security breaches result in a loss or damage to our data, or in inappropriate disclosure of proprietary information, it could cause significant damage to our reputation and affect our relationships with our customers and ultimately harm our business.

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

Our co-founders and their affiliates may strongly influence the outcome of matters that require the approval of our shareholders.

As of December 31, 2012 our co-founders, directors, executive officers and their respective affiliates beneficially owned 10.0% of our outstanding common stock and held 49.4% of the total voting power held by our shareholders. As a result, the voting power of these shareholders may strongly influence the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of all or substantially all of our assets. In particular, as of December 31, 2012 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 8.9% of our outstanding common stock and held 49.0% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we may not be able to engage in certain transactions, and our shareholders may not be able to effect certain actions or transactions, without the approval of these shareholders. Repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

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

We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements. Our leased facilities comprise an aggregate of 3.9 million square feet. Our principal facilities in Irvine comprise 0.92 million square feet and have lease terms that expire at various dates through 2017.

We believe that the facilities under lease will be adequate for at least the next 12 months. For additional information regarding our obligations under property leases, see Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Item 3. Legal Proceedings

The information set forth under Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol BRCM. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A common stock on the Nasdaq Global Select Market:

	2012		2011
	High	Low	High	Low
Fourth Quarter	$35.00	$29.95	$38.37	$27.59
Third Quarter	$37.00	$28.60	$38.88	$30.98
Second Quarter	$39.23	$30.95	$41.00	$30.71
First Quarter	$39.66	$29.00	$47.39	$38.60

As of December 31, 2012 and 2011 there were 938 and 1,005 record holders of our Class A common stock and 137 and 147 record holders of our Class B common stock, respectively. On January 30, 2013, the last reported sale price of our Class A common stock on the Nasdaq Global Select Market was $33.87 per share.

Our Class B common stock is not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.

Stock Performance Graph

The following graphs compare the cumulative five-year total return attained by shareholders on Broadcom Corporation’s common stock relative to the cumulative total returns of the S&P 500 index, the PHLX Semiconductor index, and the Nasdaq Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2007 and its relative performance is tracked through December 31, 2012. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG BROADCOM CORPORATION, THE S&P 500 INDEX,
THE NASDAQ COMPOSITE INDEX AND THE PHLX SEMICONDUCTOR INDEX

Dividend Policy

In January 2010 our Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. Our Board of Directors declared quarterly cash dividends of $0.08 per common share payable to holders of our common stock in each quarter of 2010. In January 2011 and 2012 our Board of Directors adopted amendments to the existing dividend policy pursuant to which we increased the quarterly cash dividend to $0.09 and $0.10 per common share, respectively, and declared quarterly cash dividends payable to holders of our common stock in each quarter of 2011 and 2012. In 2012, 2011 and 2010 we paid $224 million, $194 million and $164 million, respectively, in dividends to holders of our Class A and Class B common stock. These dividends were paid from U.S. domestic sources other than our retained earnings and are accounted for as reductions of shareholders’ equity.

The cash dividend policy and the payment of future cash dividends under that policy are subject to the Board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders and are in compliance with all laws and agreements of Broadcom applicable to the declaration and payment of cash dividends.

Recent Sales of Unregistered Securities

In 2012 we issued an aggregate of 2 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act.

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

The following table presents details of our various repurchases during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May yet be Purchased under the Plans
	(In thousands, except per share data)
October 2012	400	$31.75	400
November 2012	601	31.88	601
December 2012	—	—	—
Total	1,001	$31.83	1,001	N/A

Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act.

Item 6. Selected Consolidated Financial Data

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share data)
Consolidated Statements of Income Data
Net revenue:
Product revenue	$7,793	$7,159	$6,589	$4,271	$4,484
Income from Qualcomm Agreement(1)	186	207	206	171	—
Licensing revenue	27	23	23	48	174
Total net revenue	8,006	7,389	6,818	4,490	4,658
Costs and expenses:
Cost of product revenue(2)	4,027	3,626	3,284	2,210	2,213
Research and development(2)	2,318	1,983	1,763	1,535	1,498
Selling, general and administrative(2)	696	682	589	479	543
Amortization of purchased intangible assets	113	30	28	15	3
Impairments of long-lived assets	90	92	19	19	172
Restructuring costs (reversals), net	7	16	—	8	(1)
Settlement costs (gains), net	79	(18)	53	118	16
Charitable contribution	—	25	—	50	—
In-process research and development	—	—	—	—	42
Total operating costs and expenses	7,330	6,436	5,736	4,434	4,486
Income from operations	676	953	1,082	56	172
Interest income (expense), net	(30)	(5)	9	14	52
Other income (expense), net	10	8	7	2	(1)
Income before income taxes	656	956	1,098	72	223
Provision for (benefit of) income taxes	(63)	29	16	7	8
Net income	$719	$927	$1,082	$65	$215
Net income per share (basic)(3)	$1.29	$1.72	$2.13	$0.13	$0.42
Net income per share (diluted)(3)	$1.25	$1.65	$1.99	$0.13	$0.41
Dividends per share	$0.40	$0.36	$0.32	$—	$—

	December 31,
	2012	2011	2010	2009	2008
	(In millions)
Consolidated Balance Sheet Data
Cash and cash equivalents and short-and long-term marketable securities	$3,722	$5,205	$4,058	$2,368	$1,898
Working capital	2,099	4,653	2,913	1,767	2,034
Goodwill and purchased intangible assets, net	5,512	2,187	2,043	1,481	1,341
Total assets	11,208	9,040	7,944	5,127	4,393
Total debt	1,693	1,196	697	—	—
Total shareholders’ equity	7,839	6,521	5,826	3,892	3,607

(1)
Includes income relating to the Qualcomm Agreement that was entered into with Qualcomm in April 2009. See “Overview” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 2 to Notes to Consolidated Financial Statements for a further discussion, included in Part IV, Item 15 of this Report.

(2)	Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in acquisitions. See Note 9 of Notes to Consolidated Financial Statements.

(3)	See Notes 1 and 2 of Notes to Consolidated Financial Statements for an explanation of the calculation of net income per share.

The following table presents details of product and total gross margin as a percentage of product and total revenue, respectively:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Supplemental Gross Margin Data
Product gross margin	48.3%	49.4%	50.2%	48.3%	50.6%
Total gross margin	49.7	50.9	51.8	50.8	52.5

The following table presents details of total stock-based compensation expense that is included in each functional line item in the consolidated statements of income data above:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions)
Supplemental Data on Stock-Based Compensation Expense
Cost of product revenue	$27	$24	$23	$25	$25
Research and development	368	363	342	352	358
Selling, general and administrative	148	126	119	120	126

The tables above set forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Broadcom for each of the five years ended December 31, 2012. In addition, the consolidated financial statements include the results of operations of acquisitions commencing on their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements.

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

We sell our products to leading wired and wireless communications manufacturers in each of our reportable segments: Broadband Communications (Home), Mobile and Wireless (Hand), and Infrastructure and Networking (Infrastructure). Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into products used in multiple markets. We utilize independent foundries and third-party subcontractors to manufacture, assemble and test all of our semiconductor products.

Operating Results for the Year Ended December 31, 2012

In 2012 our net income was $719 million as compared to net income of $927 million in 2011. The decrease in profitability was primarily related to (i) lower gross margins due to the amortization of purchased intangible assets and inventory valuation step-up from our acquisition of NetLogic Microsystems, Inc., or NetLogic, in February 2012, (ii) an increase in research and development expenses associated with the acquisitions of NetLogic and BroadLight Inc., or Broadlight and (iii) organic hiring, principally in research and development. In addition, we recorded varying charges related to settlement costs, impairment of certain purchased intangible assets, charitable contributions and non-recurring income tax benefits.

The consolidated financial statements include the results of operations of NetLogic commencing as of the acquisition date and are included in our Infrastructure and Networking reportable segment. In connection with this acquisition, our results of operations in 2012 included: (i) stock-based compensation of $89 million, of which $17 million related to the accelerated vesting of equity awards upon the termination of certain employees with change in control agreements, (ii) the amortization of purchased intangibles of $190 million, and (iii) the amortization of acquired inventory valuation step-up of $63 million.

Other highlights during 2012 include the following:

•
Our cash and cash equivalents and marketable securities were $3.72 billion at December 31, 2012, compared with $5.21 billion at December 31, 2011. This significant decrease was primarily the result of our acquisitions of NetLogic and BroadLight. We generated cash flow from operations of $1.93 billion during 2012 as compared to $1.84 billion in 2011.

•
In January 2012 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased our quarterly cash dividend by 11.1% to $0.10 per share ($0.40 per share on an annual basis) payable to holders of our common stock.

•
In February 2012 we completed our acquisition of NetLogic, a publicly traded company that was a provider of high-performance intelligent semiconductor solutions for next generation networks. In connection with the acquisition, we paid $3.61 billion, exclusive of cash assumed, to acquire all of the outstanding shares of capital stock and other equity rights of NetLogic. The purchase price was paid in cash, except for a portion attributable to certain equity awards which were paid in the form of Broadcom equity awards. The equity awards had a fair value of $349 million, of which $137 million was considered part of the purchase price, and the remaining $212 million was and will be recognized as stock-based compensation expense primarily over the next two to three years from the acquisition date.

•
In February 2012 we recorded a favorable adjustment to the provision for income taxes of $46 million relating to the reversal of our valuation allowance. This was directly related to the establishment of a deferred tax liability associated with the step-up of NetLogic acquired identifiable intangible assets allocated to jurisdictions in which the statutory tax rate is above zero.

•	In March 2012 we recorded settlement costs of $86 million related to the settlement of patent infringement claims.

•	In March 2012 we recorded purchased intangible impairment charges of $28 million primarily related to our acquisitions of Dune Networks, Inc. and Percello Ltd.

•
In April 2012 we completed our acquisition of BroadLight, a privately held provider of networking and fiber access passive optical network processors. We paid $200 million, exclusive of cash assumed, to acquire all of the outstanding shares of capital stock and other equity rights of BroadLight. The consideration also included Broadcom restricted stock units issued in exchange for certain unvested employee stock options valued at $3 million. Additional consideration of up to $10 million in cash may be paid to the former holders of BroadLight capital stock and other rights upon satisfaction of certain future performance goals.

•	In August 2012 we completed a private offering of $500 million aggregate principal amount of 2.500% Senior Notes due 2022.

•	In September 2012 we recorded purchased intangible impairment charges of $48 million primarily related to our acquisition of Provigent, Inc.

See Note 12 of Notes to Consolidated Financial Statements for details of our quarterly financial data.

Our product revenue consists principally of sales of semiconductor devices and, to a lesser extent, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. The majority of our product sales occur through the efforts of our direct sales force. The remaining balance of our product sales occurs through distributors. Our licensing revenue and income is generated from the licensing of our intellectual property, of which the vast majority to date has been derived from our agreement with Qualcomm. The income from the Qualcomm Agreement is non-recurring and will terminate in April 2013. There can be no assurances that we will be able to enter into similar arrangements of this magnitude in the future.

The following table details the amount of income from the Qualcomm Agreement that was recognized or is scheduled to be recognized from 2009 to 2013:

	Recognized				Scheduled to be Recognized
	2009	2010	2011	2012	2013	Thereafter	Total
	(In millions)
Income from Qualcomm Agreement	$171	$206	$207	$186	$86	$—	$856

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

Acquisition Strategy.    An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time or costs required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. Since our initial public offering in 1998, we have acquired over 50 companies. From 2010 through 2012, we made acquisitions totaling $4.53 billion in net cash consideration, of which $340 million, $391 million and $3.80 billion related to our Broadband Communications, Mobile and Wireless, and Infrastructure and Networking reportable segments, respectively. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets.

The accompanying Consolidated Financial Statements include the results of operations of our acquired companies commencing on their respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements for additional information related to these acquisitions.

Business Enterprise Segments.

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
			(In millions)
Year Ended December 31, 2012
Net revenue	$2,156	$3,810	$1,853	$187	$8,006
Operating income (loss)	504	562	483	(873)	676
Year Ended December 31, 2011
Net revenue	$2,039	$3,483	$1,659	$208	$7,389
Operating income (loss)	391	572	544	(554)	953
Year Ended December 31, 2010
Net revenue	$2,134	$2,889	$1,588	$207	$6,818
Operating income (loss)	446	526	579	(469)	1,082

For additional information about our business enterprise segments and “All Other” category (including revenue and expense items reported under the "All Other" category), see further discussion in Note 11 of Notes to Consolidated Financial Statements.

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

•	levels of research and development and other operating costs (organic or acquired);

•	stock-based compensation expense;

•	licensing and income from intellectual property;

•	impairment of goodwill and other long-lived assets;

•	deferral of revenue and costs under multiple-element arrangements;

•	amortization of purchased intangible assets;

•	settlement costs or gains;

•	cash-based incentive compensation expense;

•	litigation costs and insurance recoveries;

•	changes in tax laws, adjustments to tax reserves and the results of income tax audits;

•
the loss of interest income resulting from lower average interest rates and investment balance reductions resulting from expenditures on repurchases of our Class A common stock, dividends and acquisitions of businesses;

•	restructuring costs;

•	other-than-temporary impairment of marketable securities; and

•	charitable contributions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty obligations, inventory valuation, stock-based compensation expense, goodwill and purchased intangible asset recoverability, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance liabilities, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

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

The value associated with the transfer of intellectual property rights and other elements was treated as a single unit of accounting and, based on the predominant nature of these elements, recognized within net revenue over the contractual performance period of four years, beginning in 2009 and extending through April 2013. The elements included: (i) an exchange of intellectual property rights, including in certain circumstances, a series of covenants not to assert claims of patent infringement under future patents issued within one to four years of the execution date of the agreement, (ii) the assignment of certain existing patents by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents, and (iii) the settlement of all outstanding litigation and claims between us and Qualcomm.

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

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. We evaluate goodwill by reporting unit on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. We have identified three reporting units consistent with our reporting segments identified in Note 11 of Notes to the Consolidated Financial Statements: (i) Broadband Communications, (ii) Mobile and Wireless, and (iii) Infrastructure and Networking. In 2011 we early adopted the new provisions issued by the Financial Accounting Standards Board, or FASB, that intended to simplify goodwill impairment testing. The updated guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting units is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We estimate the fair values of our reporting units using a combination of the income and market approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

In 2010 we performed the first step of the quantitative goodwill impairment assessment for each of our reporting units and determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value. In 2011 we made a qualitative assessment of whether goodwill impairment exists and determined that it was more likely than not that the fair value of our reporting units exceeded their carrying values. Therefore, we did not perform the quantitative two-step goodwill impairment test. In 2012 we performed the first step of the quantitative goodwill impairment assessment for each of our reporting units and determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value. As a result of our NetLogic acquisition in February 2012, we added $1.81 billion of additional goodwill, resulting in our Infrastructure and Networking reporting unit having an allocated goodwill balance of $2.49 billion at December 31, 2012. Based on our asset impairment testing and the increased balance of goodwill due to our acquisition of NetLogic and a number of other companies over the last several years, at December 31, 2012 we determined there was a risk of our Infrastructure and Networking reporting unit failing the first step of the goodwill impairment test in future periods. The level of excess fair value over carrying value for this reporting unit was approximately 19% as of October 1, 2012. For this reporting unit, declines in our stock price or our peers' stock price, relatively small declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions, such as revenue growth rates and discount rates, may result in the recognition of significant impairment charges.

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

We account for settlement agreements as multiple element arrangements and allocate the consideration to the identifiable elements based on relative fair value. Generally the identifiable elements are (i) the licensing of intellectual property for future use and (ii) payments related to alleged prior infringement. We continually evaluate the uncertainties associated with litigation and record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether a liability can be reasonably estimated. Accordingly, the outcomes of legal proceedings and/or our ability to settle disputes on terms acceptable to us are subject to significant uncertainty. Should we choose to pay significant sums in settling a dispute or should material legal matters be resolved against us, the operating results of a particular reporting period could be materially adversely affected. Given the complexity of evaluating the probability and range of potential litigation losses, and with appropriately allocating the consideration in multiple element arrangements relating to settlements of intellectual property litigation, we frequently use third-party valuation and law firms to assist us in this regard.

Results of Operations

The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Net revenue:
Product revenue	97.4%	96.9%	96.7%
Income from Qualcomm Agreement	2.3	2.8	3.0
Licensing revenue	0.3	0.3	0.3
Total net revenue	100.0	100.0	100.0
Costs and expenses:
Cost of product revenue	50.3	49.1	48.2
Research and development	29.0	26.8	25.9
Selling, general and administrative	8.7	9.2	8.5
Amortization of purchased intangible assets	1.4	0.4	0.4
Impairments of long-lived assets	1.1	1.2	0.3
Restructuring costs, net	0.1	0.2	—
Settlement costs (gains), net	1.0	(0.1)	0.8
Charitable contribution	—	0.3	—
Total operating costs and expenses	91.6	87.1	84.1
Income from operations	8.4	12.9	15.9
Interest income (expense), net	(0.4)	(0.1)	0.1
Other income, net	0.2	0.1	0.1
Income before income taxes	8.2	12.9	16.1
Provision for (benefit of) income taxes	(0.8)	0.4	0.2
Net income	9.0%	12.5%	15.9%

The following table presents details of product and total gross margin as a percentage of product and total revenue, respectively:

	Year Ended December 31,
	2012	2011	2010
Product gross margin	48.3%	49.4%	50.2%
Total gross margin	49.7	50.9	51.8

The following table presents details of total stock-based compensation expense as a percentage of net revenue included in each functional line item in the consolidated statements of income data above:

	Year Ended December 31,
	2012	2011	2010
Cost of product revenue	0.3%	0.3%	0.3%
Research and development	4.6	4.9	5.0
Selling, general and administrative	1.8	1.7	1.7

Net Revenue By Reportable Segments

The following table presents net revenue from each of our reportable segments and such segments' respective contribution to net revenue:

				2012 vs 2011		2011 vs 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Broadband Communications	$2,156	$2,039	$2,134	$117	5.7%	$(95)	(4.5)%
Mobile and Wireless	3,810	3,483	2,889	327	9.4	594	20.6
Infrastructure and Networking	1,853	1,659	1,588	194	11.7	71	4.5
All other(1)	187	208	207	(21)	(10.1)	1	0.5
Total net revenue	$8,006	$7,389	$6,818	$617	8.4	$571	8.4

(1)
Includes (i) income relating to the Qualcomm Agreement that was entered into in April 2009 and (ii) other revenue from certain patent license agreements. See Notes 1 and 2 of Notes to the Consolidated Financial Statements.

Broadband Communications. The increase in 2012 net revenue resulted primarily from an increase in sales of our broadband modems and set-top box, or STB, solutions of $196 million partially offset by a reduction in sales of our digital television and Blu-ray Disc products of $79 million. The decrease in 2011 net revenue resulted primarily from a decrease in sales of our digital television and Blu-ray Disc product lines of $71 million. Broadband modem and STB growth is generally driven by an increase in the number of global subscribers for broadband access and pay-TV services, as well as the adoption of faster modems and the roll-out of more highly integrated STB platforms by global service providers. For example, the STB market will be transitioning to UltraHD over the next several years.  UltraHD roughly quadruples the resolution of traditional high definition broadcasts, providing a much richer customer experience, and requiring more highly-integrated SoC solutions in a STB.  In broadband access, the market is transitioning to higher speed DOCSIS, PON and DSL.  These transitions generally demand more advanced semiconductor content.  The decrease in sales of our digital television and Blu-ray Disc products was the result of our decision to exit from those particular consumer electronic markets and reallocate funding to more attractive opportunities.

Mobile and Wireless. The increase in 2012 net revenue resulted primarily from an increase in sales of our cellular SoCs and wireless connectivity products of $304 million and other wireless technology products of $149 million, partially offset by a decrease in sales of our multimedia co-processors of $126 million.  The increase in 2011 net revenue resulted primarily from an increase in sales of our wireless connectivity and cellular SoC solutions of $393 million, multimedia co-processors of $96 million and other wireless technology products of $105 million. Growth in our cellular SoCs and wireless connectivity businesses has been driven by increased demand for our 3G SoC solutions and higher-end end-devices which require Wi-Fi and Bluetooth connectivity.  Growth is also driven by the ramp up of faster cellular modems, new connectivity technologies, and richer connectivity features.  For example, we have transitioned our cellular SoC business from EDGE to 3G and now HSPA+ modem standards and from single-core integrated application processing to multi-core.  In connectivity, we are seeing the transition from single-band to dual-band WiFi and to 802.11n to 802.11ac.  We are also ramping new connectivity technologies, including near field communication (NFC).  The multimedia co-processor business has declined due to the end of life of certain customer products and the integration of multi-media co-processor into our 3G SoC solutions.

Infrastructure and Networking. The increase in 2012 net revenue resulted primarily from sales of our communication processors of $270 million, partially offset by softness in sales of Ethernet switches, PHYs and controller products of $76 million. The increase in 2012 net revenue for our communication processors was the result of our acquisition of NetLogic in February 2012.  The decrease in Ethernet switches, PHYs and controller products was primarily due to softness in service provider spending as compared to the corresponding periods in 2011.  The increase in 2011 net revenue resulted primarily from an increase in sales of our Ethernet switches and PHYs of $83 million.  Ethernet Switch and PHY growth is driven by increases in network traffic driven by the proliferation of mobile devices and an increase in hosted services and cloud computing.  Growth is also driven by the ramp of increased networking speeds and new features, including deep packet inspection.  For example, in the data center market, we have benefited from the ramp up of 10G networking in top-of-rack implementations.  We have also benefited from meaningfully expanding the addressable market for our infrastructure and networking products.  For example, the acquisition of NetLogic expanded the company into multi-core embedded processing and knowledge-based processing.  The acquisition of Provigent expanded our infrastructure portfolio into microwave backhaul.

Concentration of Net Revenue

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Year Ended December 31,
	2012	2011	2010
Samsung	17.3%	10.0%	10.0%
Apple	14.6	13.1	10.9
Five largest customers as a group	47.2	42.6	38.6

No other customer represented more than 10% of our annual net revenue in these years.

We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. Contributions to our net revenue by these customers have increased over the last several years. For additional information about geographical information of our net revenue, see further discussion in Note 11 of Notes to Consolidated Financial Statements.

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

Rebates. We recorded rebates to certain customers of $727 million, or 9.1% of net revenue, $643 million, or 8.7% of net revenue and $526 million, or 7.7% of net revenue, in 2012, 2011 and 2010, respectively. The increase in rebates as a percent of net revenue was attributable to a change in the mix of sales to customers that participate in rebate programs, primarily in the Mobile and Wireless reportable segment. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of $18 million, $13 million and $4 million, in 2012, 2011 and 2010, respectively. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs.

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

For these and other reasons, our total net revenue and results of operations for the year ended December 31, 2012 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin

				2012 vs 2011		2011 vs 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Product revenue	$7,793	$7,159	$6,589	$634	8.9%	$570	8.7%
Income from Qualcomm Agreement	186	207	206	(21)	(10.1)	1	0.5
Licensing revenue	27	23	23	4	17.4	—	—
Total net revenue	$8,006	$7,389	$6,818	$617	8.4	$571	8.4
Cost of product revenue	$4,027	$3,626	$3,284	$401	11.1	$342	10.4
Product gross margin	48.3%	49.4%	50.2%
Total gross margin	49.7%	50.9%	51.8%

Cost of Product Revenue and Product Gross Margin. Cost of product revenue comprises the cost of our semiconductor devices, which consists of the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, as well as royalties and license fees paid to vendors and to non-practicing entities, or NPEs. Also included in cost of product revenue is the amortization of purchased technology and inventory valuation step-up, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs, provisions for excess and obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support. Product gross margin is product revenue less cost of product revenue divided by product revenue and does not include income from the Qualcomm Agreement or revenue from the licensing of intellectual property. Total gross margin is total net revenue less cost of product revenue divided by total net revenue.

Product gross margin in 2012 decreased to 48.3% primarily because of increases in amortization of purchased intangibles and inventory valuation step-up of $144 million and $48 million, respectively, offset in part by revenue generated by our acquisition of NetLogic (which business generally has higher product gross margins), and increases in cancellation fees received of $11 million. The increase in the amortization of purchased intangibles and inventory valuation step-up were primarily the result of our acquisitions of NetLogic and BroadLight. Product gross margin in 2011 decreased to 49.4% primarily as a result of (i) an increase in amortization of purchased intangibles and inventory valuation step-up of $23 million and $14 million, respectively, primarily due to our acquisitions completed in 2011, and (ii) a shift in the mix of our product revenues, with more revenues attributable to Mobile and Wireless products, which generally have lower gross margins. Product gross margin also includes $27 million and $8 million of licensing costs related to NPEs in 2012 and 2011, respectively.

Factors That May Impact Product Gross Margin

Our product gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volume of product sales (including sales to high volume customers);

•	introduction of products with lower margins;

•	the positions of our products in their respective life cycles;

•	the effects of competition;

•	the effects of competitive pricing programs and rebates;

•	provisions for excess and obsolete inventories and their relationship to demand volatility;

•	manufacturing cost efficiencies and inefficiencies;

•	our ability to create cost advantages through successful integration and convergence;

•	fluctuations in direct product costs such as silicon wafer costs and assembly, packaging and testing costs;

•	our ability to advance to the next technology node faster than our competitors;

•	licensing royalties payable by us, including licensing fees paid to NPEs;

•	the consolidation of foundry subcontractors that could potentially drive increased wafer prices;

•	product warranty costs;

•	fair value and related amortization of acquired tangible and intangible assets; and

•	amortization of acquired inventory valuation step-up.

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

The following table presents details of research and development expense:

				2012 vs 2011		2011 vs 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$1,293	$1,096	$929	$197	18.0%	$167	18.0%
Stock-based compensation	368	363	342	5	1.4	21	6.1
Development and design costs	351	278	274	73	26.3	4	1.5
Other	306	246	218	60	24.4	28	12.8
Research and development	$2,318	$1,983	$1,763	$335	16.9%	$220	12.5%

The increase in 2012 salaries and benefits was primarily attributable to an increase in headcount of approximately 1,450 personnel, bringing headcount to over 8,700 at December 31, 2012, which represents a 20.0% increase from our December 31, 2011 levels. Approximately 40% of the increase in headcount was the result of our acquisitions of NetLogic and BroadLight. See below for discussion of stock-based compensation. Development and design costs increased in 2012 due to increases in prototyping costs, engineering design tool expenses and licensing fees. The increase in 2011 salaries and benefits and stock-based compensation were primarily attributable to an increase in headcount of approximately 450 personnel, bringing headcount to approximately 7,250 at December 31, 2011, which represents a 6.6% increase from our December 31, 2010 levels. Development and design costs vary from period to period depending on the timing development and tape-out of various products. As we transition to 40 nanometers and 28 nanometers products, tape-out costs could increase. The increase in the Other line item in the above table is primarily attributable to an increase in depreciation and facility expenses.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We expect research and development costs to increase as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies, including acquisitions. Approximately 60% of our products are currently manufactured in 65 nanometers (with an increasing number of products being manufactured in 40 nanometers). We are designing most new products in 40 nanometers, 28 nanometers and 20 nanometers and are beginning to evaluate FinFET technologies. We currently hold more than 7,800 U.S. and more than 3,100 foreign patents and more than 7,700 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The following table presents details of selling, general and administrative expense:

				2012 vs 2011		2011 vs 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$344	$293	$240	$51	17.4%	$53	22.1%
Stock-based compensation	148	126	119	22	17.5	7	5.9
Legal and accounting fees	84	149	140	(65)	(43.6)	9	6.4
Other	120	114	90	6	5.3	24	26.7
Selling, general and administrative	$696	$682	$589	$14	2.1%	$93	15.8%

The increase in 2012 salaries and benefits was primarily attributable to an increase in headcount of approximately 150 personnel, bringing headcount to over 1,900 at December 31, 2012, which represents a 8.6% increase from our December 31, 2011 levels. Approximately 90% of the increase in headcount was the result of our acquisitions of NetLogic and BroadLight. See below for discussion of stock-based compensation. The decreases in 2012 legal and accounting fees was primarily driven by the conclusion of several outstanding legal matters, including the settlement of a shareholder derivative action in the three months ended June 30, 2011 and certain patent infringement claims. The increase in 2011 salaries and benefits and stock-based compensation were primarily attributable to an increase in headcount of approximately 140 personnel, bringing headcount to approximately 1,750 at December 31, 2011, which represents an 8.9% increase from our December 31, 2010 levels. The increase in 2011 legal and accounting fees primarily related to legal fees associated with the settlement of a federal consolidated shareholder derivative action, which included a final $25 million payment to the plaintiffs’ counsel for attorneys’ fees, expenses and costs. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and prior years’ securities litigation, patent prosecution and filings and various other transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation. See Note 9 of Notes to the Consolidated Financial Statements for further information. The increase in the Other line item in the above table is primarily attributable to an increase in travel and facilities expense.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our consolidated statements of income:

				2012 vs 2011		2011 vs 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$27	$24	$23	$3	12.5%	$1	4.3%
Research and development	368	363	342	5	1.4	21	6.1
Selling, general and administrative	148	126	119	22	17.5	7	5.9
	$543	$513	$484	$30	5.8%	$29	6.0%

In 2012 we (i) granted equity awards with a fair value of $453 million, primarily related to our regular annual equity compensation review program, which will be expensed over the next four years, and (ii) assumed NetLogic and BroadLight equity awards with a fair value of $215 million, which will be expensed primarily over the next two to three years.

The following table presents details of unearned stock-based compensation currently estimated to be expensed in 2013 through 2017 related to unvested share-based payment awards:

	2013	2014	2015	2016	2017	Total
	(In millions)
Unearned stock-based compensation	$434	$272	$133	$24	$1	$864

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

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

				2012 vs 2011		2011 vs 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$198	$54	$31	$144	266.7%	$23	74.2%
Other operating expenses	113	30	28	83	276.7	2	7.1
	$311	$84	$59	$227	270.2	$25	42.4

In 2012 we recorded purchased intangible assets of $1.78 billion primarily related to our acquisitions of NetLogic and BroadLight. The increase in 2012 amortization of purchased intangible assets primarily related to our acquisitions of NetLogic and BroadLight in 2012 and Provigent in 2011. The increase in amortization of purchased intangible assets in 2011 was primarily related to our acquisitions of Beceem Communications, Inc., or Beceem, in late 2010 and Provigent in 2011.

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), which is currently estimated to be expensed in 2013 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2013	2014	2015	2016	2017	Thereafter	Total
				(In millions)
Cost of product revenue	$174	$221	$218	$200	$188	$615	$1,616
Other operating expenses	57	64	32	9	3	5	170
	$231	$285	$250	$209	$191	$620	$1,786

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

In-Process Research and Development

In 2012 we capitalized IPR&D of $267 million related to our acquisition of NetLogic. In 2011 and 2010 we capitalized IPR&D of $45 million and $55 million, respectively, for various acquisitions. For a description of our valuation techniques and significant assumptions underlying the valuation of the ongoing development projects that were in process at the date of acquisition and were capitalized as IPR&D, see the discussion in Note 3 of Notes to the Consolidated Financial Statements. In addition, in 2012, 2011 and 2010 we reclassified $1 million, $3 million and $51 million, respectively, of IPR&D costs to developed technology, primarily related to our acquisition of Dune Networks, which will now be amortized to cost of product revenue.

Impairment of Goodwill and Other Long-Lived Assets

We performed annual impairment assessments of the carrying value of goodwill in October 2012, 2011 and 2010. Upon completion of these assessments, we determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value.

In 2012 we recorded a purchased intangible impairment charge of $49 million related to our 2011 acquisition of Provigent included in our Infrastructure and Networking reportable segment and other impairment charges of $38 million related to six other acquisitions. The primary factor contributing to Provigent impairment charge was the reduction of forecasted cash flows related to certain legacy microwave technology products. The primary factor contributing to the other impairment charges was the reduction in the revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with the impaired assets. Additionally, we recorded an impairment charge of $3 million related to certain computer software and equipment in June 2012.

In 2011 we recorded a purchased intangible impairment charge of $74 million related to our 2010 acquisition of Beceem, included in our Mobile and Wireless reportable segment, and other impairment charges of $18 million. The primary factor contributing to the Beceem impairment charge was the continued reduction in the forecasted cash flows derived from the acquired WiMAX products as wireless service providers have accelerated their adoption of Long Term Evolution, or LTE, products.

In 2010 we recorded an impairment charge of $19 million, primarily related to a technology license that was acquired in 2008 from Sunext Design, Inc. The primary factor contributing to this impairment charge was the continued reduction in our revenue outlook for our Blu-ray product line, which were ultimately discontinued, and the related decrease to the estimated cash flows identified with the impaired assets.

For the carrying balances of our goodwill by reporting segment and a description of our valuation techniques and significant assumptions as well as details of our other long-lived assets and related impairment charges taken, see the discussions in Notes 2 and 10 of Notes to the Consolidated Financial Statements.

Settlement Costs (Gains)

In 2012 we recorded net settlement costs of $79 million, which was comprised of $88 million of settlement costs related to patent infringement claims, offset by settlement gains of $9 million (primarily related to the resolution of certain employment tax matters). In 2011 we recorded net settlement gains of $18 million, which was comprised of $55 million of settlement gains (primarily related to the settlement of a shareholder derivative action), offset by settlement costs of $37 million (related to the settlement of patent infringement claims). Upon the occurrence of certain events, we may be required to record additional settlement costs of up to $20 million related to a patent infringement case that settled in 2011. In 2010 we recorded settlement costs of $53 million primarily related to licensing and settlement agreements and certain employment tax items. For a further discussion of our settlement costs and litigation matters, see Note 9 of Notes to the Consolidated Financial Statements.

Restructuring Costs

As part of our regular portfolio management review process and in light of our decision to significantly reduce our investment in our digital television and Blu-ray Disc product lines within our Broadband Communications operating segment, in September 2011 we implemented a restructuring plan to reduce our worldwide headcount by approximately 300 employees. In connection with this plan, in 2011 we recorded $16 million in net restructuring costs, of which $12 million was related to severance and other charges associated with our reduction in workforce across multiple locations and functions, and $4 million was related to the closure of three of our facilities. We do not expect any net cost savings from this restructuring plan as we plan to reallocate funding to higher return opportunities. In 2012 we incurred $7 million in restructuring costs primarily associated with additional costs for retention bonuses and facilities relating to the restructuring plan noted above, and severance and facility charges associated with synergies identified during the integration of our acquisition of NetLogic. These restructuring plans were completed in 2012.

Charitable Contribution

In April 2009 we established the Broadcom Foundation, or the Foundation, to support science, technology, engineering and mathematics programs, as well as a broad range of community services. In June 2011 we contributed an additional $25 million to the Foundation. Approximately $2 million of the $25 million contribution came from Dr. Henry Samueli, our Chief Technical Officer and Chairman of the Board of Directors, who made such payment to Broadcom in connection with the settlement of a shareholder derivative action as further described in Note 9 of Notes to the Consolidated Financial Statements. This payment was recorded as an operating expense in consolidated statement of income in 2011.

Interest and Other Income (Expense), Net

The following table presents interest and other income, net:

				2012 vs 2011	2011 vs 2010
	2012	2011	2010	$ Change	$ Change
	(In millions)
Interest income (expense), net	$(30)	$(5)	$9	$(25)	$(14)
Other income, net	10	8	7	2	1
	$(20)	$3	$16	$(23)	$(13)

Interest income (expense), net, reflects interest expense on our senior unsecured notes totaling $1.70 billion, offset by interest income earned on cash, cash equivalents and marketable securities balances. Other income, net, primarily includes gains and losses on foreign currency transactions, asset disposals and strategic investments.

The increases in interest expense from 2010 through 2012 was driven primarily by interest expense related to our senior unsecured notes of $700 million issued in November 2010, $500 million issued in November 2011, and $500 million issued in August 2012.

Provision for (Benefit of) Income Taxes

The federal statutory rate was 35% for 2012, 2011 and 2010. Our effective tax rates were (9.6%), 3.0% and 1.4% for 2012, 2011 and 2010, respectively. The differences between our effective tax rates and the federal statutory tax rate, primarily relate to foreign earnings taxed at substantially lower rates than the federal statutory rate due principally to our tax holiday in Singapore and domestic tax losses recorded without tax benefits. During 2012, we recorded tax benefits resulting from the reduction of certain foreign deferred tax liabilities of $12 million and tax benefits resulting from reductions in our U.S. valuation allowance on certain deferred tax assets due to recording net deferred tax liabilities for identifiable intangible assets under purchasing accounting of $51 million for our acquisitions of NetLogic and BroadLight. We realized tax benefits resulting from the reversal of certain prior period tax accruals of $13 million and $9 million in 2012 and 2011, respectively. These reversals resulted primarily from the expiration of the statutes of limitation for the assessment of taxes related to certain foreign subsidiaries. We recorded a tax provision of $13 million in 2011 resulting from legislation enacted in Israel on December 5, 2011, which increased tax rates for 2012 and later years applicable to our Israel net deferred tax liabilities, principally related to purchased intangible assets.

We utilize the asset and liability method of accounting for income taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $29 million and $62 million at December 31, 2012 and December 31, 2011, respectively.

We operate under tax holidays in Singapore, which are effective through March 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The impact of the Singapore tax holidays decreased Singapore taxes by $399 million, $368 million and $330 million for 2012, 2011 and 2010, respectively. The benefit of the tax holidays on net income per share (diluted) was $0.69, $0.65 and $0.61 for 2012, 2011 and 2010, respectively. We are in discussions with the Singapore Economic Development Board with respect to tax incentives for periods after March 31, 2014.

Subsequent Events

In January 2013 our Board of Directors adopted an amendment to our existing dividend policy pursuant to which we intend to increase the quarterly cash dividend by 10% to $0.11 per share ($0.44 per share on an annual basis) and declared a quarterly cash dividend of $0.11 per share payable to holders of our common stock.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities. The following table presents working capital, cash and cash equivalents, and marketable securities:

	December 31,
	2012	2011	$ Change
	(In millions)
Working capital	$2,099	$4,653	$(2,554)
Cash and cash equivalents	$1,617	$4,146	(2,529)
Short-term marketable securities	757	383	374
Long-term marketable securities	1,348	676	672
Total cash and cash equivalents and marketable securities	$3,722	$5,205	$(1,483)

See the summary of cash, cash equivalents, short and long-term marketable securities by major security type and discussion of market risk that follows in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in 2012 and 2011

Cash and cash equivalents decreased to $1.62 billion at December 31, 2012 from $4.15 billion at December 31, 2011 as a result of cash used to fund our acquisitions of NetLogic and BroadLight, our quarterly dividend payments and net purchases of marketable securities and purchases of property and equipment, offset by cash provided by operating activities and proceeds from the issuance of long-term debt.

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net cash provided by operating activities	$1,931	$1,838	$1,371
Net cash provided by (used in) investing activities	(4,796)	863	(2,179)
Net cash provided by (used in) financing activities	336	(177)	1,033
Increase (decrease) in cash and cash equivalents	(2,529)	2,524	225
Cash and cash equivalents at beginning of period	4,146	1,622	1,397
Cash and cash equivalents at end of period	$1,617	$4,146	$1,622

Operating Activities

In 2012 our operating activities provided $1.93 billion in cash. This was primarily the result of net income of $719 million, net non-cash operating expenses of $1.06 billion and changes in operating assets and liabilities of $152 million. In 2011 our operating activities provided $1.84 billion in cash. This was primarily the result of net income of $927 million, net non-cash operating expenses of $782 million and changes in operating assets and liabilities of $129 million. In 2010 our operating activities provided $1.37 billion in cash. This was primarily the result of net income of $1.08 billion and net non-cash operating expenses of $638 million, offset in part by changes in operating assets and liabilities of $349 million, which includes our $161 million payment of previously accrued securities litigation settlement costs.

Our days sales outstanding decreased from 34 days at December 31, 2011 to 32 days at December 31, 2012 due to revenue linearity (meaning a percentage of sales occurring in the final month of the quarter) and the increase in total net revenue as compared to the three months ended December 31, 2011. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

Our inventory days on hand increased from 43 days at December 31, 2011 to 47 days at December 31, 2012. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing Activities

Investing activities used $4.80 billion in cash in 2012, which was primarily the result of $3.58 billion in net cash paid for our acquisitions, primarily NetLogic and BroadLight, $244 million of capital equipment purchases to support our research and development efforts and $997 million in net purchases from sales and maturities of marketable securities, offset in part by $27 million of proceeds from the sale of strategic investments. Investing activities provided $863 million in cash in 2011, which was primarily the result of $1.38 billion in net proceeds from sales and maturities of marketable securities, offset in part by $347 million in net cash paid for our acquisitions of Provigent and SC Square Ltd. and $163 million of capital equipment purchases to support our research and development efforts.

Investing activities used $2.18 billion in cash in 2010, which was primarily the result of $1.47 billion in net purchases of marketable securities, $599 million in net cash paid primarily for the acquisitions of Teknovus, Inc., Innovision Research & Technology PLC, Percello, Beceem and Gigle Networks, Inc., and $109 million of capital equipment purchases, mostly to support our research and development efforts.

Financing Activities

Our financing activities provided $336 million in cash in 2012, which was primarily the result of the net proceeds from the issuance of long-term debt of $492 million and $311 million in proceeds received from issuances of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan, offset in part by the payment of contingent consideration and debt assumed from our recent acquisitions of $57 million, dividends paid of $224 million, repurchases of our Class A common stock of $33 million and $153 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units. Our financing activities used $177 million in cash in 2011, which was primarily the result of $670 million in repurchases of shares of our Class A common stock, dividends paid of $194 million, and $155 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $494 million in proceeds from the issuance of long-term debt and $348 million in proceeds received from issuances of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan.

Our financing activities provided $1.03 billion in cash in 2010, which was primarily the result of net proceeds of $936 million in proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan and $691 million in proceeds from the issuance of our long-term debt, offset in part by $280 million in repurchases of shares of our Class A common stock, dividends paid of $164 million, repayment of debt assumed in our Teknovus acquisition of $14 million, and $136 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units.

The timing and number of stock option exercises and employee stock purchases and the amount of cash proceeds we receive from these equity awards are not within our control. As it is now our general practice to issue restricted stock units, or RSUs, instead of stock options we will likely not generate as much cash from the exercise of stock options as we have in the past. Unlike the exercise of stock options, the issuance of shares upon vesting of RSUs does not result in any cash proceeds to Broadcom and in fact requires the use of cash, as we currently allow employees to have a portion of the shares issued upon vesting of RSUS withheld to satisfy minimum statutory withholding taxes. This withholding procedure requires that we pay cash to the appropriate tax authorities on each participating employee's behalf.

Short and Long-Term Financing Arrangements

At December 31, 2012, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

Registration Statements

We have a Form S-4 acquisition shelf registration statement on file with the SEC. The registration statement on Form S-4 enables us to issue up to 30 million shares of our Class A common stock in one or more acquisition transactions. These transactions may include the acquisition of assets, businesses or securities by any form of business combination. To date no securities have been issued pursuant to the S-4 registration statement, which does not have an expiration date mandated by SEC rules. On February 27, 2012 our Form S-3 that permitted Broadcom to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $1.50 billion, expired. Our 2018 Notes, described below, with an aggregate principal amount of $500 million that we issued in November 2011 were issued under this Form S-3.

Credit Facility

In November 2010 we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $500 million. We amended this credit facility in October 2011 primarily to extend the maturity date by two years to November 19, 2016, at which time all outstanding revolving facility loans (if any) and accrued and unpaid interest must be repaid. The amendment to the credit facility also decreased the interest rate margins applicable to loans made under the credit facility and the commitment fee paid on the amount of the unused commitments. We have not drawn on the credit facility since its inception.

The credit facility contains customary representations, warranties and covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We were in compliance with all debt covenants as of December 31, 2012.

Senior Notes

The following table summarizes details of our senior unsecured notes, or Notes:

	December 31,
	2012	2011	$ Change
	(In millions)
1.500% fixed-rate notes, due 2013	$300	$300	$—
2.375% fixed-rate notes, due 2015	400	400	—
2.700% fixed-rate notes, due 2018	500	500	—
2.500% fixed-rate notes, due 2022	500	—	500
	$1,700	$1,200	$500
Unaccreted discount	(7)	(4)	(3)
Less current portion of long-term debt	(300)	—	(300)
	$1,393	$1,196	$197

In August 2012 we issued senior unsecured notes in an aggregate principal amount of $500 million which mature in August 2022 and bear interest at a fixed rate of 2.500% per annum, or the 2022 Notes. Interest is payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2013. Proceeds from the issuance of the 2022 notes will be utilized for general corporate purposes, which may include repayment of Broadcom’s 1.500% Senior Notes due in November 2013.

In connection with the 2022 Notes, we entered into a registration rights agreement pursuant to which we agreed to use our reasonable commercial efforts to file with the SEC an exchange offer registration statement to issue registered notes with substantially identical terms as the 2022 Notes in exchange for any outstanding 2022 Notes, or, under certain circumstances, a shelf registration statement to register the 2022 Notes. We agreed to use our commercially reasonable efforts to consummate the exchange offer on or prior to 365 days after the closing of the 2022 Notes offering. If we are required to file a shelf registration statement because one or more conditions set forth in the registration rights agreement is satisfied, we will be required to use our commercially reasonable efforts to cause such registration statement to be declared effective by the SEC on or prior to 365 days after the date we become obligated to file the shelf registration statement. If we are unable to timely complete our registration obligation, we will be subject to interest penalties.

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

Our senior unsecured notes described above contain a number of restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets; enter into sale and lease-back transactions; or merge, consolidate or sell assets. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the Notes. We were in compliance with all debt covenants as of December 31, 2012.

Other Notes and Borrowings

We had no other significant notes or borrowings as of December 31, 2012.

Commitments and Other Contractual Obligations

The following table presents details of our commitments and other contractual obligations, which are currently estimated to be paid in 2013 and thereafter:

	Payment Obligations by Year
	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Operating leases	$144	$109	$85	$77	$55	$81	$551
Inventory and related purchase obligations	609	—	—	—	—	—	609
Other obligations	196	78	36	23	3	—	336
Long-term debt and related interest	340	35	436	26	26	1,076	1,939
	$1,289	$222	$557	$126	$84	$1,157	$3,435

We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements. Our leased facilities comprise an aggregate of 3.9 million square feet. Our principal facilities in Irvine have lease terms that expire at various dates through 2017 with an aggregate rent of $110 million (included in the table above).

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

Unrecognized tax benefits were $331 million, of which $49 million would result in potential cash payment of taxes and $282 million would result in a reduction in net operating loss and tax credit carryforwards. We are not including any amount related to uncertain tax positions in the table presented above because of the difficulty in making reasonably reliable estimates of the timing of settlements with the respective taxing authorities. In addition to the unrecognized tax benefits, we have also recorded a liability for potential tax penalties and interest of $31 million and $5 million, respectively, at December 31, 2012.

Prospective Capital Needs

We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the issuance of common stock through our employee stock option and purchase plans, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, repurchases of our Class A common stock and quarterly dividends for at least the next 12 months. However, it is possible that we may choose to raise additional funds or draw on our existing credit facility to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. If needed, we may be able to raise such funds by selling equity or debt securities to the public or to selected investors or by borrowing money from financial institutions. We could also reduce certain expenditures, such as repurchases of our Class A common stock and payments of our quarterly dividends.

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

As of December 31, 2012 we have approximately $1.61 billion of cash, cash equivalents, and marketable securities held by our foreign subsidiaries. Any potential additional income, which could result if we were to repatriate our remaining foreign cash, cash equivalents and marketable securities would be offset by existing net operating loss and research and development tax credit carryforwards and should not have a material effect on our tax liabilities. Our net operating loss and research and development tax credit carryforwards are currently subject to a full valuation allowance.

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

•	acquisitions of businesses, assets, products or technologies;

•	the unavailability of credit and financing, which may lead certain of our customers to reduce their levels of purchases or to seek credit or other accommodations from us;

•	litigation expenses, settlements and judgments;

•	the overall levels of sales of our semiconductor products, licensing revenue, income from the Qualcomm Agreement and product gross margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	payment of cash dividends;

•	required levels of research and development and other operating costs;

•	volume price discounts and customer rebates;

•	intellectual property disputes, customer indemnification claims and other types of litigation risks;

•	the levels of inventory and accounts receivable that we maintain;

•	licensing royalties payable by us, including licensing fees paid to NPEs;

•	capital improvements for new and existing facilities

•	changes in our compensation policies;

•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees;

•	repurchases of our Class A common stock;

•	changes in tax laws;

•	technological advances;

•	our competitors’ responses to our products and our anticipation of and responses to their products;

•	our relationships with suppliers and customers;

•	the availability and cost of sufficient foundry, assembly and test capacity and packaging materials; and

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.

In addition, we may require additional capital to accommodate planned future long-term growth, hiring, infrastructure and facility needs.

Off-Balance Sheet Arrangements

At December 31, 2012 we had no material off-balance sheet arrangements, other than our facility operating leases.

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

To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2012, a 100 basis point increase in interest rates across all maturities would result in a $23 million incremental decline in the fair market value of the portfolio. As of December 31, 2011, a similar 100 basis point increase in interest rates across all maturities would also result in a $9 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analysis performed as of December 31, 2012 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

A hypothetical increase of 100 basis points in short-term interest rates would not have a material impact on our revolving credit facility, which bears a floating interest rate. This sensitivity analysis assumes all other variables will remain constant in future periods.

Our Notes bear fixed interest rates, and therefore, would not be subject to interest rate risk.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Our direct exposure to foreign exchange rate fluctuations is limited primarily to employee costs for employees based outside of the U.S. Fluctuations in currency exchange rates could affect our business in the future.

Item 8. Financial Statement and Supplementary Data

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2012, the end of the period covered by this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification and Business Experience of Directors.    The information under the caption “Election of Directors,” appearing in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2013 Annual Meeting of Shareholders, referred to as the 2013 Proxy Statement, is hereby incorporated by reference.

(b) Identification and Business Experience of Executive Officers .    The information under the caption “Executive Compensation and Other Information — Executive Officers,” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

(c) Compliance with Section 16(a) of the Exchange Act.    The information under the caption “Ownership of Securities — Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

(d) Code of Ethics.    The information under the caption “Corporate Governance and Board Matters,” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

(e) Audit Committee.    The information under the caption “Corporate Governance and Board Matters — Audit Committee,” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

Item 11. Executive Compensation

The information under the caption “Executive Compensation and Other Information” and “Corporate Governance and Board Matters — Compensation of Non-Employee Directors,” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Equity Compensation Plan Information” and “Ownership of Securities,” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matter — Director Independence” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information under the caption “Audit Information — Fees Paid to Independent Registered Public Accounting Firm,” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule

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

We have audited the accompanying consolidated balance sheets of Broadcom Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadcom Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its presentation of other comprehensive income in 2012 due to the adoption of FASB Accounting Standards Codification (ASC) Topic 220, Presentation of Comprehensive Income, and changed its method of testing goodwill for impairment in 2011 due to the adoption of FASB Accounting Standards Codification (ASC) Topic 350, Testing Goodwill for Impairment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Broadcom's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 30, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Irvine, California
January 30, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Broadcom Corporation:

We have audited Broadcom Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Broadcom Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Broadcom Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Broadcom Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated January 30, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California
January 30, 2013

CONSOLIDATED BALANCE SHEETS
 (In millions, except par value)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,617	$4,146
Short-term marketable securities	757	383
Accounts receivable, net (net of allowance for doubtful accounts of $8 in 2012 and $9 in 2011)	740	678
Inventory	527	421
Prepaid expenses and other current assets	140	124
Total current assets	3,781	5,752
Property and equipment, net	485	368
Long-term marketable securities	1,348	676
Goodwill	3,726	1,787
Purchased intangible assets, net	1,786	400
Other assets	82	57
Total assets	$11,208	$9,040
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$300	$—
Accounts payable	549	442
Wages and related benefits	241	175
Deferred revenue and income	22	21
Accrued liabilities	570	461
Total current liabilities	1,682	1,099
Long-term debt	1,393	1,196
Other long-term liabilities	294	224
Commitments and contingencies
Shareholders’ equity:
Convertible preferred stock, $.0001 par value: Authorized shares - 6 - none issued and outstanding	—	—
Class A common stock, $.0001 par value: Authorized shares - 2,500 Issued and outstanding shares - 518 in 2012 and 492 in 2011	—	—
Class B common stock, $.0001 par value: Authorized shares - 400 Issued and outstanding shares - 51 in 2012 and 53 in 2011	—	—
Additional paid-in capital	12,403	11,821
Accumulated deficit	(4,531)	(5,250)
Accumulated other comprehensive loss	(33)	(50)
Total shareholders’ equity	7,839	6,521
Total liabilities and shareholders’ equity	$11,208	$9,040

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net revenue:
Product revenue	$7,793	$7,159	$6,589
Income from Qualcomm Agreement	186	207	206
Licensing revenue	27	23	23
Total net revenue	8,006	7,389	6,818
Costs and expenses:
Cost of product revenue	4,027	3,626	3,284
Research and development	2,318	1,983	1,763
Selling, general and administrative	696	682	589
Amortization of purchased intangible assets	113	30	28
Impairments of long-lived assets	90	92	19
Restructuring costs, net	7	16	—
Settlement costs (gains), net	79	(18)	53
Charitable contribution	—	25	—
Total operating costs and expenses	7,330	6,436	5,736
Income from operations	676	953	1,082
Interest income (expense), net	(30)	(5)	9
Other income, net	10	8	7
Income before income taxes	656	956	1,098
Provision for (benefit of) income taxes	(63)	29	16
Net income	$719	$927	$1,082
Net income per share (basic)	$1.29	$1.72	$2.13
Net income per share (diluted)	$1.25	$1.65	$1.99
Weighted average shares (basic)	558	539	508
Weighted average shares (diluted)	576	563	545
Dividends per share	$0.40	$0.36	$0.32

The following table presents details of total stock-based compensation expense included in each functional line item in the consolidated statements of income above:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cost of product revenue	$27	$24	$23
Research and development	368	363	342
Selling, general and administrative	148	126	119

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$719	$927	$1,082
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2012, 2011 and 2010	14	(61)	15
Unrealized gains (losses) on marketable securities, net of $0 tax in 2012, 2011 and 2010	3	2	(4)
Other comprehensive income (loss)	17	(59)	11
Comprehensive income	$736	$868	$1,093

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-In	Accumulated	Income	Shareholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance at December 31, 2009	496	$—	$11,153	$(7,259)	$(2)	$3,892
Shares issued pursuant to stock awards, net	46	—	710	—	—	710
Employee stock purchase plan	6	—	93	—	—	93
Repurchases of Class A common stock	(9)	—	(282)	—	—	(282)
Dividends paid	—	—	(164)	—	—	(164)
Stock-based compensation expense	—	—	484	—	—	484
Other comprehensive income	—	—	—	—	11	11
Net income	—	—	—	1,082	—	1,082
Balance at December 31, 2010	539	—	11,994	(6,177)	9	5,826
Shares issued pursuant to stock awards, net	19	—	65	—	—	65
Employee stock purchase plan	4	—	111	—	—	111
Repurchases of Class A common stock	(17)	—	(668)	—	—	(668)
Dividends paid	—	—	(194)	—	—	(194)
Stock-based compensation expense	—	—	513	—	—	513
Other comprehensive loss	—	—	—	—	(59)	(59)
Net income	—	—	—	927	—	927
Balance at December 31, 2011	545	—	11,821	(5,250)	(50)	6,521
Shares issued pursuant to stock awards, net	20	—	33	—	—	33
Employee stock purchase plan	5	—	126	—	—	126
Equity issued in business combinations	—	—	137	—	—	137
Repurchases of Class A common stock	(1)	—	(33)	—	—	(33)
Dividends paid	—	—	(224)	—	—	(224)
Stock-based compensation expense	—	—	543	—	—	543
Other comprehensive income	—	—	—	—	17	17
Net income	—	—	—	719	—	719
Balance at December 31, 2012	569	$—	$12,403	$(4,531)	$(33)	$7,839

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income	$719	$927	$1,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134	108	79
Stock-based compensation expense:
Stock options and other awards	80	119	121
Restricted stock units	463	394	363
Acquisition-related items:
Amortization of purchased intangible assets	311	84	59
Impairments of long-lived assets	90	92	19
Non-cash settlement gains	(8)	(14)	—
Gain on strategic investments and other	(10)	(1)	(3)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16)	154	(287)
Inventory	(5)	207	(208)
Prepaid expenses and other assets	(8)	(28)	27
Accounts payable	72	(201)	146
Deferred revenue and income	45	(33)	(32)
Accrued settlement costs	54	21	(122)
Other accrued and long-term liabilities	10	9	127
Net cash provided by operating activities	1,931	1,838	1,371
Investing activities
Net purchases of property and equipment	(244)	(163)	(109)
Net cash paid for acquired companies	(3,582)	(347)	(599)
Sales (purchases) of strategic investments	27	(2)	(4)
Purchases of marketable securities	(2,551)	(2,768)	(2,934)
Proceeds from sales and maturities of marketable securities	1,554	4,143	1,467
Net cash provided by (used in) investing activities	(4,796)	863	(2,179)
Financing activities
Issuance of long-term debt, net	492	494	691
Repurchases of Class A common stock	(33)	(670)	(280)
Dividends paid	(224)	(194)	(164)
Payment of assumed contingent consideration and debt	(57)	—	(14)
Proceeds from issuance of common stock	311	348	936
Minimum tax withholding paid on behalf of employees for restricted stock units	(153)	(155)	(136)
Net cash provided by (used in) financing activities	336	(177)	1,033
Increase (decrease) in cash and cash equivalents	(2,529)	2,524	225
Cash and cash equivalents at beginning of period	4,146	1,622	1,397
Cash and cash equivalents at end of period	$1,617	$4,146	$1,622
Supplemental disclosure of cash flow information
Income taxes paid	$25	$23	$15
Interest paid	$27	$14	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

Basis of Presentation

Our consolidated financial statements include the accounts of Broadcom and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to current year presentation. Such reclassifications had an impact of $1 million or less and did not affect net income, shareholders' equity or cash flows.

We changed our presentation of other comprehensive income due to the adoption of Financial Accounting Standards Board, or FASB, Accounting Standards Codification (ASC) Topic 220, Presentation of Comprehensive Income, and changed our method of testing goodwill for impairment in 2011 due to the adoption of FASB, ASC Topic 350, Testing Goodwill for Impairment. The adoption of these accounting standards did not have a material impact on our consolidated financial statements.

In February 2012 we completed our acquisition of NetLogic Microsystems, Inc., or NetLogic, and in April 2012 we completed our acquisition of BroadLight, Inc., or BroadLight. The consolidated financial statements include the results of operations of NetLogic and BroadLight commencing as of the acquisition dates and are included in our Infrastructure and Networking, and Broadband Communications reportable segments, respectively. See Note 3 for a further discussion.

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

Income from the Qualcomm Agreement

On April 26, 2009 we entered into a four-year Settlement and Patent License and Non-Assert Agreement, or the Qualcomm Agreement, with Qualcomm Incorporated, or Qualcomm. The Qualcomm Agreement is a multiple element arrangement which includes: (i) an exchange of intellectual property rights, including in certain circumstances, by a series of covenants not to assert claims of patent infringement under future patents issued within one to four years of the execution date of the agreement, (ii) the assignment of certain existing patents by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents, and (iii) the settlement of all outstanding litigation and claims between Broadcom and Qualcomm. The proceeds of the Qualcomm Agreement were allocated amongst the principal elements of the transaction. A gain of $65 million from the settlement of litigation was immediately recognized as a reduction in settlement costs that approximates the value of awards determined by the United States District Court for the Central District of California. The remaining consideration was predominantly associated with the transfer of current and future intellectual property rights and is being recognized within net revenue over the performance period of four years as a single unit of accounting. However, this income will be limited to the lesser of the cumulative straight-line amortization over the four year performance period or the cumulative cash proceeds received.

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

Impairment of Goodwill and Other Long-Lived Assets

We evaluate goodwill on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting units is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We estimate the fair values of our reporting units using a combination of the income and market approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

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

We test long-lived assets and purchased intangible assets (other than goodwill and IPR&D) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows that the assets are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived assets and purchased intangible assets.

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

Guarantees and Indemnifications

In some agreements to which we are a party, we have agreed to indemnify the other party for certain matters, including, but not limited to product liability. We include intellectual property indemnification provisions in our standard terms and conditions of sale for our products and have also included such provisions in certain agreements with third parties. We have and will continue to evaluate and provide reasonable assistance for these other parties. This may include certain levels of financial support to minimize the impact of the litigation in which the other parties are involved. In connection with our senior unsecured notes, as described below, we have agreed to customary indemnification provisions with the underwriters. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions and no liabilities therefor have been recorded in the accompanying consolidated financial statements. However, the maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant.

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

Income Taxes

We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions, our U.S. tax losses after tax deductions for stock-based compensation, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in the U.S. and certain foreign jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In certain jurisdictions, we have tax deductions from stock-based compensation that exceed the stock-based compensation recorded for such instruments. To the extent such excess tax benefits are ultimately realized, they will increase shareholders' equity. We utilize the with-and-without approach in determining if and when such excess tax benefits are realized, and under this approach excess tax benefits related to stock-based compensation are the last to be realized.

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

We use a relief-from-royalty method to value patented technology in settlement agreements related to alleged patent infringement, based on market royalties for similar fundamental technologies. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Revenue is projected over the expected remaining useful life of the patented technology, or the license period if shorter. The market-derived royalty rate is then applied to estimate the royalty stream related to past revenue over the applicable alleged infringement period as well as projected revenue. We then allocate the consideration transferred to the identifiable elements based on relative fair value of the past and future royalties. The portion that is attributed to payments related to alleged prior infringement is recorded as a charge to our consolidated statements of income. The remaining portion is attributed to the licensing of intellectual property for future use and is amortized to cost of revenue using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method.

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

Accumulated Comprehensive Loss

Accumulated other comprehensive loss on the consolidated balance sheets at December 31, 2012 and 2011 represents accumulated translation adjustments and unrecognized gains and losses on investments classified as available for sale. This information is provided in our statements of comprehensive income.

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

2. Supplemental Financial Information

Net Revenue

The following table presents details of our net product revenue:

	Year Ended December 31,
	2012	2011	2010
Product sales through direct sales force	77.3%	79.1%	79.1%
Product sales maintained under fulfillment distributor arrangements	6.2	6.0	6.3
Product sales through distributors	16.5	14.9	14.6
	100.0%	100.0%	100.0%

Inventory

The following table presents details of our inventory:

	December 31,
	2012	2011
	(In millions)
Work in process	$187	$135
Finished goods	340	286
	$527	$421

Property and Equipment

The following table presents details of our property and equipment:

		December 31,
	Useful Life	2012	2011
	(In years)	(In millions)
Leasehold improvements	1 to 10	$232	$212
Office furniture and equipment	3 to 7	41	38
Machinery and equipment	5	555	396
Computer software and equipment	2 to 10	183	128
Construction in progress	N/A	27	26
		1,038	800
Less accumulated depreciation and amortization		(553)	(432)
		$485	$368

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	Foreign Currency	Consolidated
	(In millions)
Goodwill	$595	$990	$1,910	$11	$3,506
Accumulated impairment losses	—	(543)	(1,286)	—	(1,829)
Goodwill at December 31, 2010	595	447	624	11	1,677
Goodwill recorded in connection with acquisitions	—	23	111	—	134
Escrow related and other	$2	$—	$—	$—	$2
Effects of foreign currency translation	—	—	—	(26)	(26)
Goodwill at December 31, 2011	597	470	735	(15)	1,787
Goodwill recorded in connection with acquisitions	125	—	1,805	—	1,930
Transfer	$48	$—	$(48)	$—	$—
Effects of foreign currency translation	—	—	—	9	9
Goodwill at December 31, 2012	770	470	2,492	(6)	3,726

For a description of our valuation techniques and significant assumptions related to our annual impairment assessment of goodwill see Note 10.

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	December 31, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(In millions)
Developed technology	$1,760	$(441)	$1,319	$587	$(282)	$305
In-process research and development	315	—	315	59	—	59
Customer relationships	385	(224)	161	173	(117)	56
Other	36	(25)	11	23	(20)	3
	$2,496	$(690)	$1,806	$842	$(419)	$423
Effects of foreign currency translation			(20)			(23)
			$1,786			$400

For a detailed discussion of our various impairments of purchased intangible assets, see Note 10.

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cost of product revenue	$198	$54	$31
Other operating expenses	113	30	28
	$311	$84	$59

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), which is currently estimated to be expensed in 2013 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2013	2014	2015	2016	2017	Thereafter	Total
				(In millions)
Cost of product revenue	$174	$221	$218	$200	$188	$615	$1,616
Other operating expenses	57	64	32	9	3	5	170
	$231	$285	$250	$209	$191	$620	$1,786

Accrued Liabilities

The following table presents details of our accrued liabilities included in current liabilities:

	December 31,
	2012	2011
	(In millions)
Accrued rebates	$383	$317
Accrued royalties	21	18
Accrued settlement charges	68	28
Accrued legal costs	15	16
Accrued taxes	16	16
Warranty reserve	13	14
Restructuring liabilities	1	6
Other	53	46
	$570	$461

Other Long-Term Liabilities

The following table presents details of our other long-term liabilities:

	December 31,
	2012	2011
	(In millions)
Deferred rent	$54	$48
Accrued taxes	67	24
Deferred tax liabilities	45	80
Accrued settlement charges	58	48
Restructuring liabilities	—	2
Deferred revenue	47	3
Other long-term liabilities	23	19
	$294	$224

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates:

	Year Ended December 31,
	2012	2011
	(In millions)
Beginning balance	$317	$270
Charged as a reduction of revenue	727	643
Reversal of unclaimed rebates	(18)	(13)
Payments	(643)	(583)
Ending balance	$383	$317

Warranty Reserve Activity

The following table summarizes activity related to the warranty reserve:

	Year Ended December 31,
	2012	2011
	(In millions)
Beginning balance	$14	$13
Charged to costs and expenses	5	11
Payments	(6)	(10)
Ending balance	$13	$14

Restructuring Activity

As part of our regular portfolio management review process and in light of our decision to significantly reduce our investment in our digital television and Blu-ray Disc product lines within our Broadband Communications operating segment, in September 2011 we implemented a restructuring plan to reduce our worldwide headcount by approximately 300 employees. In connection with this plan, in 2011 we recorded $16 million in net restructuring costs, of which $12 million was related to severance and other charges associated with our reduction in workforce across multiple locations and functions, and $4 million was related to the closure of three of our facilities. In 2012 we incurred $7 million in restructuring costs primarily associated with additional costs for retention bonuses and facilities relating to the restructuring plan noted above, and severance and facility charges associated with synergies identified during the integration of our acquisition of NetLogic.

The following table summarizes activity related to our current and long-term restructuring liabilities during the twelve months ended December 31, 2012:

	Year Ended December 31,
	2012	2011
	(In millions)
Beginning balance	$8	$—
Charged to expense	7	16
Cash payments	(14)	(8)
Ending balance	$1	$8

Charitable Contribution

In April 2009 we established the Broadcom Foundation, or the Foundation, to support science, technology, engineering and mathematics programs, as well as a broad range of community services. In June 2011 we contributed an additional $25 million to the Broadcom Foundation. Approximately $2 million of the $25 million contribution came from Dr. Henry Samueli, our Chief Technical Officer and Chairman of the Board of Directors, who made such payment to Broadcom in connection with the settlement of a shareholder derivative litigation as further described in Note 9. This payment was recorded as an operating expense in our consolidated statements of income in 2011.

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Year Ended December 31,
	2012	2011	2010
	(In millions, except per share data)
Numerator: Net income	$719	$927	$1,082
Denominator for net income per share (basic)	558	539	508
Effect of dilutive securities:
Stock awards	18	24	37
Denominator for net income per share (diluted)	576	563	545
Net income per share (basic)	$1.29	$1.72	$2.13
Net income per share (diluted)	$1.25	$1.65	$1.99

Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 23 million, 18 million and 20 million anti-dilutive common share equivalents in 2012, 2011 and 2010, respectively.

Income from the Qualcomm Agreement

As part of the Qualcomm Agreement, each party granted certain rights under its patent portfolio to the other party including, in certain circumstances, under future patents issued within one to four years after April 26, 2009. The term of the Qualcomm Agreement commenced April 26, 2009 and will continue until the expiration of the last to expire of the covered patents. In addition, certain existing patents were assigned by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents. The Qualcomm Agreement also resulted in the parties dismissing with prejudice all outstanding litigation between them, and in Broadcom withdrawing its complaints with foreign competition authorities. Under the terms of the agreement, Qualcomm is expected to make payments to Broadcom totaling $891 million, of which $805 million has been paid through December 31, 2012. The remaining balance of $86 million is expected to be paid in two equal and successive quarterly payments of $43 million each, as presented below.

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

Income from the Qualcomm Agreement in 2013 is expected to be recognized as follows:

	March 31, 2013	June 30, 2013	Total
	(In millions)
Income from Qualcomm Agreement	$43	$43	$86

Supplemental Cash Flow Information

In 2011 we paid $2 million related to share repurchases that had not settled by December 31, 2010. In 2011 and 2010, we received $4 million and $1 million related to stock option exercises that had not settled by December 31, 2010 and 2009 respectively. We had $1 million related to stock options exercises that had not settled by December 31, 2012.

At December 31, 2012, 2011 and 2010 we had billings of $29 million, $43 million and $12 million, respectively, for capital equipment that were accrued. The amounts accrued for capital equipment purchases have been excluded from the consolidated statements of cash flows and were paid in the subsequent period.

3.	Business Combinations

On February 17, 2012 we completed our acquisition of NetLogic, a publicly traded company that was a provider of high performance intelligent semiconductor solutions for next generation networks. Our primary reasons for acquiring NetLogic were to enhance our ability to deliver a complete, end-to-end network infrastructure solution for customers and to reduce both time-to-market and development costs. The addition of NetLogic also extends Broadcom’s infrastructure portfolio with key technologies, including multi-core embedded processor and knowledge-based processor solutions, both critical enablers of the next generation infrastructure build-out. In addition, the NetLogic acquisition and the other acquisitions noted in the table below allowed us to extend our roadmap to support customer requirements for rolling out next-generation fiber networks worldwide, enter into or expand our presence in the relevant wired and wireless communications market segments, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities.

From January 1, 2010 through December 31, 2012 we completed a number of acquisitions. The consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates. The following table presents details of the purchase consideration related to each acquisition:

Company Acquired	Month Acquired	Business	Cash Consideration Paid	Cash Assumed	Equity Consideration Paid	Assumed Contingent Consideration and Debt	Contingent Consideration Maximum	Contingent Consideration Fair Value
					(In millions)
2012 Acquisitions
BroadLight, Inc.	April 2012	PON processors	$200	$22	$3	$—	$10	$—
NetLogic Microsystems, Inc.	February 2012	Next generation networks	3,612	219	349	53	110	53
Other	Various	Various	11	—	—	—	—	—
			$3,823	$241	$352	$53	$120	$53
2011 Acquisitions
SC Square Ltd.	May 2011	Security software	$40	$—	$—	$—	$—	$—
Provigent, Inc.	April 2011	Microwave backhaul systems	314	10	4	—	—	—
Other	Various	Various	3	—	—	—	—	—
			$357	$10	$4	$—	$—	$—
2010 Acquisitions
Gigle Networks, Inc.	December 2010	SoC solutions for home networking over power lines	$73	$1	$2	$—	$8	$1
Percello Ltd.	November 2010	SoC solutions for femtocells	85	2	3	—	12	—
Beceem Communications, Inc.	November 2010	SoC solutions for LTE and WiMAX 4G connectivity	301	12	23	—	—	—
Innovision Research & Technology PLC	July 2010	Near field communication	50	2	—	—	—	—
Teknovus, Inc.	March 2010	Ethernet passive optical network chipsets	109	9	—	15	—	—
Other	Various	Various	7	—	—	—	—	—
			$625	$26	$28	$15	$20	$1
Total Acquisitions			$4,805	$277	$384	$68	$140	$54

The purchase price of the NetLogic acquisition was paid in cash, except for certain equity awards with a fair value of $349 million that were assumed. Approximately $137 million of the equity consideration was recorded as goodwill and $212 million will be recognized as stock-based compensation expense primarily over the two to three years from the closing date. A portion of the cash consideration in the BroadLight acquisition is currently held in escrow pursuant to the terms of the acquisition agreement and is reflected in goodwill as we believe the likelihood of the escrow fund being utilized by us is remote.

In connection with the NetLogic acquisition, our results of operations in 2012 included: (i) stock-based compensation of $89 million, of which $17 million related to the accelerated vesting of equity awards upon the termination of certain employees with change in control agreements, (ii) the amortization of purchased intangibles of $190 million, and (iii) the amortization of acquired inventory valuation step-up of $63 million. We also incurred certain severance and other benefit costs of $3 million in 2012 that are classified as restructuring costs in our consolidated statements of income. Lastly, we incurred $6 million in transaction costs related to legal, accounting and other related fees, of which $1 million was recorded in 2012 in selling, general and administrative expense and the remaining was previously expensed in 2011.

We have estimated the fair value of the acquired assets and liabilities of the above acquisitions. We allocated the respective purchase prices to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated respective fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill, of which $29 million is deductible for tax purposes. The principal factor that resulted in recognition of goodwill was that the purchase price for each acquisition was based on cash flow projections assuming the integration of any acquired technology and products with our products, which is of considerably greater value than utilizing each acquired company’s technology or product on a standalone basis. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisitions.

Based upon those calculations, the purchase prices for the acquisitions were allocated as follows:

	2012	2011	2010
	(In millions)
Fair Market Values
Cash and cash equivalents	$241	$10	$26
Short-term marketable securities	48	1	—
Accounts receivable, net	46	12	24
Inventory	101	30	27
Prepaid and other current assets	19	4	5
Property and equipment, net	17	3	6
Other assets	29	—	5
Purchased intangible assets	1,782	233	266
Goodwill	1,930	134	336
Total assets acquired	4,213	427	695
Accounts payable	47	7	14
Accrued liabilities	42	6	23
Deferred tax liabilities	67	—	—
Contingent consideration and debt	53	—	15
Long-term liabilities	44	57	13
Total liabilities assumed	253	70	65
Purchase price allocation	$3,960	$357	$630

	Useful Life	2012	2011	2010
	(In years)	(In millions)
Purchased Intangible Assets:
Developed technology	1 - 14	$1,288	$148	$156
In-process research and development	N/A	267	45	55
Customer relationships	1 - 8	212	37	47
Other	1 - 10	15	3	8
		$1,782	$233	$266

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

The following table summarizes the significant assumptions underlying the valuation of IPR&D at the date of acquisition:

Company Acquired	Development Projects	Weighted Average Estimated Percent Complete	Average Estimated Time to Complete	Estimated Cost to Complete	Risk Adjusted Discount Rate	IPR&D
			(In years)	(In millions)		(In millions)
2012 Acquisitions
NetLogic Microsystems, Inc.	Next generation networks	10%	4.3	$401	17%	$267
2011 Acquisitions
Provigent, Inc.	Microwave	41%	2.1	74	21%	45
2010 Acquisitions
Gigle Networks, Inc.	Powerline communication solutions	12%	1.4	10	18%	5
Percello Ltd.	LTE/Femtocell solutions	10%	3.2	10	17%	10
Beceem Communications, Inc.	LTE/WiMAX	51%	1.1	32	22%	29
Teknovus, Inc.	Ethernet Passive Optical Network (EPON) chipsets and software	11%	0.9	19	26%	11

In 2012, 2011 and 2010 there was no IPR&D related to our other acquisitions not listed above. The assumptions consist primarily of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Research and development costs to bring the products of the acquired companies to technological feasibility are not expected to have a material impact on our results of operations or financial condition. Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.

In 2012, 2011 and 2010 we reclassified $1 million, $3 million and $51 million, respectively, of IPR&D costs to developed technology, primarily related to our acquisition of Dune Networks, Inc. in 2009, and such costs will be now be amortized to cost of product revenue. Customer relationships represent the fair value of future projected revenue that will be derived from the sale of products to existing customers of the acquired companies.

Contingent Earn-out Consideration

In connection with our NetLogic acquisition, we assumed a liability of $53 million related to contingent consideration in connection with one of NetLogic’s prior acquisitions and subsequently paid this amount in the twelve months ended December 31, 2012. Additional cash consideration of up to $57 million may be paid to the former shareholders of this prior acquisition upon satisfaction of certain future performance goals. Additional contingent earn-out consideration of up to $10 million in cash may be paid to the former holders of BroadLight capital stock and other rights upon satisfaction of certain future performance goals. As of December 31, 2012 we do not have any liabilities recorded in connection with any remaining contingent earn-out consideration, as we believe that the achievement of the future performance goals is unlikely.

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

	Year Ended December 31,
	2012	2011
	(In millions, except per share data)
Pro forma net revenue	$8,075	$7,873
Pro forma net income	$839	$608
Pro forma net income per share (basic)	$1.50	$1.12
Pro forma net income per share (diluted)	$1.45	$1.07

4.	Fair Value Measurements

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and marketable securities’ costs, gross unrealized gains, gross unrealized losses and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities:

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
				(In millions)
Cash	$213	$—	$—	$213	$213	$—	$—
Level 1:
Bank and time deposits	904	—	—	904	884	20	—
Money market funds	250	—	—	250	250	—	—
U.S. treasury and agency obligations	936	1	—	937	—	201	736
Corporate bonds	1	—	—	1	—	1	—
Subtotal	2,091	1	—	2,092	1,134	222	736
Level 2:
Commercial paper	432	—	—	432	270	162	—
Corporate bonds	921	2	(1)	922	—	351	571
Asset-backed securities and other	63	—	—	63	—	22	41
Subtotal	1,416	2	(1)	1,417	270	535	612
Level 3:
None	—	—	—	—	—	—	—
Total	$3,720	$3	$(1)	$3,722	$1,617	$757	$1,348

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
				(In millions)
Cash	$154	$—	$—	$154	$154	$—	$—
Level 1:
Bank and time deposits	2,717	—	—	2,717	2,716	—	1
Money market funds	914	—	—	914	914	—	—
U.S. treasury and agency obligations	469	—	—	469	—	90	379
Corporate bonds	7	—	—	7	—	7	—
Subtotal	4,107	—	—	4,107	3,630	97	380
Level 2:
Commercial paper	381	—	—	381	311	70	—
Corporate bonds	543	1	(2)	542	51	211	280
Asset-backed securities and other	21	—	—	21	—	5	16
Subtotal	945	1	(2)	944	362	286	296
Level 3:
None	—	—	—	—	—	—	—
Total	$5,206	$1	$(2)	$5,205	$4,146	$383	$676

There were no transfers between Level 1, Level 2 or Level 3 securities in the twelve months ended December 31, 2012. All of our long-term marketable securities had maturities of between one and three years in duration at December 31, 2012. Our cash, cash equivalents and marketable securities at December 31, 2012 consisted of $2.11 billion held domestically, with the remaining balance of $1.61 billion held by foreign subsidiaries.

At December 31, 2012 we had 79 investments with a fair value of $488 million that were in an unrealized loss position for less than 12 months. Our gross unrealized losses of $1 million for these investments at December 31, 2012 were due to changes in market rates. We have determined that the gross unrealized losses on these investments at December 31, 2012 are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.

Instruments Not Recorded at Fair Value on a Recurring Basis. We measure the fair value of our long-term debt carried at amortized cost quarterly for disclosure purposes. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $1.75 billion and $1.22 billion as of December 31, 2012 and 2011 respectively. The recorded values of all our accounts receivable and accounts payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

5.	Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
United States	$43	$(132)	$229
Foreign	613	1,088	869
	$656	$956	$1,098

A reconciliation of the provision for income taxes at the federal statutory rate compared to our provision for income taxes follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Statutory federal provision for income taxes	$230	$335	$384
Increase (decrease) in taxes resulting from:
Tax credits	—	(140)	(90)
Valuation allowance changes	(552)	154	52
Tax rate differential on foreign earnings	(281)	(353)	(269)
Stock-based compensation expense (benefit)	—	(1)	(81)
Foreign dividend distribution	538	—	—
Other	2	34	20
Provision for (benefit of) income taxes	$(63)	$29	$16

The income tax provision consists of the following components:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Current:
Federal	$(4)	$—	$(3)
State	2	(1)	(3)
Foreign	32	23	21
	30	22	15
Deferred:
Federal	(50)	—	—
State	(1)	—	—
Foreign	(42)	7	1
	(93)	7	1
	$(63)	$29	$16

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes were as follows:

	December 31,
	2012	2011
	(In millions)
Deferred tax assets:
Research and development and foreign tax credits	$818	$1,022
Capitalized research and development costs	106	135
Net operating loss carryforwards	53	259
Reserves and accruals not currently deductible for tax purposes	100	66
Stock-based compensation	98	108
Other	51	83
Gross deferred tax assets	1,226	1,673
Valuation allowance	(1,124)	(1,631)
Deferred tax assets, net	102	42
Deferred tax liabilities:
Purchased intangible assets	(131)	(104)
Net deferred tax liabilities	$(29)	$(62)

At December 31, 2012 and 2011, we had valuation allowances of approximately $1.06 billion and $1.57 billion against certain U.S. deferred tax assets, and valuation allowances of approximately $64 million and $60 million against deferred tax assets of certain foreign subsidiaries, respectively, to reflect the deferred tax asset at the net amount that is more likely than not to be realized. As a result of our recent cumulative tax losses in the U.S., which excludes the effect of the 2012 unusual and nonrecurring foreign dividend of approximately $1.5 billion to enable our acquisition of NetLogic, and our cumulative tax losses in certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $29 million and $62 million at December 31, 2012 and 2011, respectively.

We operate under tax holidays in Singapore, which are effective through March 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds. We are in discussions with the Singapore Economic Development Board with respect to tax incentives for periods after March 31, 2014. The impact of the Singapore tax holidays decreased Singapore taxes by $399 million, $368 million and $330 million for 2012, 2011 and 2010, respectively. The benefit of the tax holidays on net income per share (diluted) was $0.69, $0.65 and $0.61 for 2012, 2011 and 2010, respectively.

Our deferred tax assets at December 31, 2012 and 2011 do not include $715 million and $677 million, respectively, of excess tax benefits from stock-based compensation that are a component of our net operating loss carryovers, research and development credits, and capitalized research and development expenses. Shareholders’ equity will be increased by $715 million to the extent such excess tax benefits are ultimately realized.

If and when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2012 will be accounted for as follows: approximately $1.11 billion will be recognized as a reduction of income tax expense and $11 million will be recorded as an increase in shareholders' equity. In 2012 we recorded a $33 million decrease in foreign deferred tax liabilities, as well as reductions in our U.S. valuation allowance on certain deferred tax assets due to recording net deferred tax liabilities for identifiable intangible assets under purchasing accounting of $51 million for our acquisitions of NetLogic and BroadLight.

At December 31, 2012 for our income tax filings we had federal, state, United Kingdom, Israel and Spain net operating loss carryforwards of approximately $956 million, $2.20 billion, $135 million, $31 million and $11 million, respectively. A valuation allowance has been provided on substantially all of these loss carryforwards. If unutilized, the federal net operating loss carryforwards will expire between 2019 and 2031, the state net operating loss carryforwards will expire between 2013 and 2032, and the Spain net operating loss carryforwards will expire between 2024 and 2030. The United Kingdom and Israel net operating losses have no expiration date. At December 31, 2012 we had Canada scientific research and experimental development expenditures of $18 million available for tax deduction in future tax years. These future tax deductions can be carried forward indefinitely.

At December 31, 2012 for our income tax filings we had foreign tax credit carryforwards of approximately $93 million, and federal, state, Canada and Spain research and development credit carryforwards of approximately $722 million, $754 million, $41 million and $8 million, respectively. A valuation allowance has been provided on substantially all of these credit carryforwards. These foreign tax credit carryforwards expire between 2016 and 2022, and these research and development credit carryforwards expire between 2019 and 2032, if not previously utilized. Certain state research and development credit carryforwards have no expiration date. As of December 31, 2012 we did not record federal research and development tax credits relating to qualified research expenditures for the 2012 tax year because the federal tax credit for increasing current year research and development activities had previously expired at December 31, 2011. However, on January 2, 2013 President Obama signed into law The American Taxpayer Relief Act of 2012, which contained a provision extending the federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013. As a result of this legislation, in 2013 we expect to increase our research and development credit carryforwards, for amounts generated in 2012, by approximately $120 million. This increase in deferred tax assets is expected to be fully offset with a valuation allowance resulting in no tax benefit being recorded for this item in 2013.

At December 31, 2012, deferred taxes have not been provided on the excess of book basis over tax basis in the amount of approximately $4.17 billion in the shares of certain foreign subsidiaries because their bases differences are not expected to reverse in the foreseeable future and are considered permanent in duration. These bases differences arose primarily through purchase accounting and the undistributed book earnings of foreign subsidiaries that we intend to reinvest indefinitely. The bases differences could reverse through amortization or impairment of certain intangible assets recorded under purchase accounting, a sale of the subsidiaries, the receipt of dividends from the subsidiaries, or various other events. We believe that U.S. income taxes and foreign withholding taxes would be substantially offset upon reversal of this excess book basis due to the existence of net operating loss and tax credit carryforwards.

The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Beginning balance	$212	$187	$401
Increases in current year	11	59	38
Expiration of the statutes of limitation for the assessment of taxes	(7)	(3)	(3)
Decrease related to prior year tax positions	—	(31)	(249)
Increase related to acquisitions	115	—	—
Ending balance	$331	$212	$187

The unrecognized tax benefits of $331 million at December 31, 2012 included $60 million of tax benefits that, if recognized, would reduce our annual effective tax rate. Approximately $2 million of the tax benefit, if recognized, would be credited to shareholder’s equity. The remaining $269 million, if recognized, would not result in a tax benefit since it would be fully offset with a valuation allowance. We reversed penalties and interest related to unrecognized tax benefits of $3 million and $1 million, respectively, during 2012, resulting from the expiration of statutes of limitation. We recorded $21 million of potential penalties related to certain foreign jurisdictions for our 2012 acquisitions, and we accrued potential penalties and interest of $2 million and $2 million, respectively, related to these unrecognized tax benefits during 2012, and in total, as of December 31, 2012, we recorded a liability for potential penalties and interest of $31 million and $5 million, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense.

In 2012 we had an increase in unrecognized tax benefits of approximately $115 million, relating to liabilities acquired as part of our February 17, 2012 acquisition of NetLogic, and approximately $11 million, primarily relating to transactions with certain foreign subsidiaries. In 2011 we had an increase in unrecognized tax benefits of approximately $59 million, primarily relating to transactions with certain foreign subsidiaries. In 2010 we had a decrease in unrecognized tax benefits of approximately $273 million relating to increases to our federal and state net operating loss carryforwards, capitalized research and development costs, and tax credit carryforwards for previous years primarily resulting from the U.S. Court of Appeals for the Ninth Circuit March 22, 2010 ruling in the case between Xilinx, Inc. and the Commissioner of Internal Revenue and recorded $23 million of unrecognized tax benefits resulting from a 2010 change in judgment regarding certain tax accruals. In addition, we had an increase in unrecognized tax benefits of approximately $38 million in 2010 primarily relating to transactions with certain foreign subsidiaries. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

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

During the three months ended March 31, 2012, we accessed $1.5 billion of cash from our foreign subsidiaries to facilitate the acquisition of NetLogic. This $1.5 billion was treated as includable in our U.S. taxable income for 2012. Nevertheless, this did not result in a significant tax liability for us because it was substantially offset by our net operating loss and tax credit carryforwards. The acquisition of NetLogic was unusual and nonrecurring. The $3.61 billion cash purchase price to acquire NetLogic greatly exceeded the purchase price of any prior cash acquisition we have made. Our previous cash acquisitions have been for significantly lower purchase prices, and we have never previously determined it prudent or necessary to access our prior years’ foreign earnings to facilitate an acquisition. We do not currently expect any future need to access our prior years’ foreign earnings, and therefore, aside from the $1.5 billion used to facilitate the NetLogic acquisition, we intend to continue to permanently reinvest our foreign earnings.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2004 through 2012 tax years generally remain subject to examination by tax authorities. Our income tax returns for the 2007, 2008 and 2009 tax years are currently under examination by the Internal Revenue Service.

On June 30, 2011 we concluded the Internal Revenue Service, or IRS, examination of our income tax returns for 2004 through 2006, executed a closing agreement covering the 2001 through 2006 tax years, and agreed to certain adjustments for the 2001 through 2006 tax years, primarily related to intercompany transfer pricing transactions. Those audit adjustments were offset by federal net operating losses and credits, and did not result in any income tax expense or cash tax liability for us. As a result of the IRS examination, taking into account effects on post-audit periods, we reduced our federal and state net operating losses by approximately $620 million and $430 million, respectively, and we reduced amounts relating to federal and state uncertain tax benefits by approximately $180 million and $100 million, respectively, as of June 30, 2011. This reduction in federal and state net operating loss carryforwards was fully offset with a reduction in our valuation allowance for deferred tax assets, and had no impact on our operating results or financial position.

In December 2011 legislation was enacted in Israel which increased corporate tax rates for 2012 and later years. As a result of this legislation, we recorded a $13 million tax provision in 2011 for the effect of this tax rate increase on our Israel net deferred tax liabilities, which were principally related to purchased intangible assets.

6.	Debt and Credit Facility

Senior Notes

The following table presents details of our senior unsecured notes, or Notes:

	December 31,
	2012	2011
	(In millions)
1.500% fixed-rate notes, due 2013	$300	$300
2.375% fixed-rate notes, due 2015	400	400
2.700% fixed-rate notes, due 2018	500	500
2.500% fixed-rate notes, due 2022	500	—
	$1,700	$1,200
Unaccreted discount	(7)	(4)
Less current portion of long-term debt	$(300)	$—
	$1,393	$1,196

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

In connection with the 2022 Notes, we entered into a registration rights agreement pursuant to which we agreed to use our reasonable commercial efforts to file with the SEC an exchange offer registration statement to issue registered notes with substantially identical terms as the 2022 Notes in exchange for any outstanding 2022 Notes, or, under certain circumstances, a shelf registration statement to register the 2022 Notes. We agreed to use our commercially reasonable efforts to consummate the exchange offer on or prior to 365 days after the closing of the 2022 Notes offering. If we are required to file a shelf registration statement because one or more conditions set forth in the registration rights agreement is satisfied, we will be required to use our commercially reasonable efforts to cause such registration statement to be declared effective by the SEC on or prior to 365 days after the date we become obligated to file the shelf registration statement. If we are unable to timely complete our registration obligation, we will be subject to interest penalties.

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

We may redeem the above Notes at any time prior to shortly before their maturity, subject to a specified make-whole premium as defined in the indenture governing the Notes. In the event of a change of control triggering event, each holder of Notes will have the right to require us to purchase for cash all or a portion of their Notes at a redemption price of 101% of the aggregate principal amount of such Notes plus accrued and unpaid interest. Default can be triggered by any missed interest or principal payment, breach of covenant, or in certain events of bankruptcy, insolvency or reorganization.

The Notes contain a number of customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets; enter into sale and lease-back transactions; or merge, consolidate or sell assets. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued but unpaid interest on the Notes.

These Notes are recorded net of original issue discount. The discount and debt issuance costs associated with the issuance of the Notes are amortized to interest expense over their respective terms. The effective rates for the fixed-rate debt include the interest on the notes and the accretion of the original issue discount.

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

Credit Facility

In November 2010 we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $500 million. We amended this credit facility in October 2011 primarily to extend the maturity date by two years to November 19, 2016, at which time all outstanding revolving facility loans (if any) and accrued and unpaid interest must be repaid. The amendment to the credit facility also decreased the interest rate margins applicable to loans made under the credit facility and the commitment fee paid on the amount of the unused commitments. We did not draw on our credit facility in 2012 or 2011.

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

Common Stock

At December 31, 2012 we had 2.5 billion authorized shares of Class A common stock and 400 million authorized shares of Class B common stock. The shares of Class A common stock and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote for each share held, and holders of Class B common stock are entitled to ten votes for each share held, on all matters submitted to a vote of the shareholders. In addition, holders of Class B common stock are entitled to vote separately on the proposed issuance of additional shares of Class B common stock in certain circumstances. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer. The Class A common stock and Class B common stock are sometimes collectively referred to herein as “common stock.” In 2012, 2011 and 2010, 2 million, 1 million and 3 million shares, respectively, of Class B common stock were automatically converted into a like number of shares of Class A common stock upon sale or other transfer pursuant to the terms of our Articles of Incorporation.

Quarterly Dividend

In January 2010 our Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. Our Board of Directors declared quarterly cash dividends of $0.08 per common share payable to holders of our common stock in each quarter of 2010. In January 2011 and 2012 our Board of Directors adopted amendments to the existing dividend policy pursuant to which we increased the quarterly cash dividend to $0.09 and $0.10 per common share, respectively, and declared quarterly cash dividends payable to holders of our common stock in each quarter of 2011 and 2012. In 2012, 2011 and 2010 we paid $224 million, $194 million and $164 million, respectively, in dividends to holders of our Class A and Class B common stock. These dividends were paid from U.S. domestic sources other than our retained earnings and are accounted for as reductions of shareholders’ equity.

Share Repurchase Program

In February 2010 we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset dilution of incremental grants of stock awards associated with our stock incentive plans. The maximum number of shares of our Class A common stock that may be repurchased in any one year under this program (including under an accelerated share repurchase agreement or other arrangement) is equal to the total number of shares issued pursuant to our equity awards in the previous year and the current year. This program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. It may also be complemented with an additional share repurchase program in the future. Under the evergreen program we repurchased approximately 1 million, 10 million, and 9 million shares of our Class A common stock at a weighted average price of $31.91, $36.84, and $30.86 in 2012, 2011 and 2010, respectively.

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

Registration Statements

We currently have a Form S-4 acquisition shelf registration statement on file with the SEC. The acquisition shelf registration statement on Form S-4 enables us to issue up to 30 million shares of our Class A common stock in one or more acquisition transactions. These transactions may include the acquisition of assets, businesses or securities by any form of business combination. To date, no securities have been issued pursuant to the S-4 registration statement, which does not have an expiration date mandated by SEC rules. We previously had a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permitted Broadcom to sell, in one or more public offerings, shares of our Class A common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $1.5 billion. The 2018 Notes with an aggregate principal amount of $500 million that we issued in November 2011 (more fully described in Note 6) were issued pursuant to the Form S-3. The Form S-3 expired in accordance with applicable SEC rules on February 27, 2012.

8.	Employee Benefit Plans

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, for all eligible employees. Under the ESPP, employees may purchase shares of our Class A common stock at six-month intervals at 85% of fair market value (calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. Shares of Class A common stock are offered under the ESPP through a series of successive offering periods, generally with a maximum duration of 24 months, subject to an additional three-month extension under certain circumstances. The plan imposes certain limitations upon an employee’s right to acquire Class A common stock, including the following: (i) no employee may purchase more than 9,000 shares of Class A common stock on any one purchase date, (ii) no employee may be granted rights to purchase more than $25,000 worth of Class A common stock for each calendar year that such rights are at any time outstanding, and (iii) the maximum number of shares of Class A common stock purchasable in total by all participants in the ESPP on any purchase date is limited to 4 million shares. The number of shares of Class A common stock reserved for issuance under the plan automatically increases in January each year. The increase is equal to 1.25% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding year, subject to an annual share limit.

In 2012, 2011 and 2010, 5 million, 4 million and 6 million shares, respectively, were issued under this plan at average per share prices of $28.32, $29.93, and $15.23, respectively. At December 31, 2012, 17 million shares were available for future issuance under this plan.

Stock Incentive Plans

We have in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. Our 1998 Stock Incentive Plan, as amended and restated, or 1998 Plan, is the successor equity incentive program to our 1994 Stock Option Plan, or 1994 Plan and our 1998 Special Stock Option Plan, together, the Predecessor Plans. The number of shares of Class A common stock reserved for issuance under the 1998 Plan automatically increases in January each year. The increase is equal to 4.5% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding year, subject to an annual share limit. In May 2012 our shareholders approved our 2012 Stock Incentive Plan, which is substantially similar to the 1998 Plan, and will replace the 1998 Plan once the registration statement filed by us for the shares of our common stock approved for issuance under the 2012 Plan becomes effective.

The Board of Directors or the Plan Administrator determines eligibility and vesting schedules for all equity awards granted under the plans and, for stock options, exercise prices. We grant restricted stock units to certain employees as part of our regular annual employee equity compensation review program as well as to selected new hires and to non-employee members of the Board of Directors. Restricted stock units are share awards that entitle the holder to receive freely tradable shares of our Class A common stock upon vesting. Generally, restricted stock units vest ratably on a quarterly basis over 16 quarters from the date of grant. On a limited basis, we grant certain restricted stock units that vest in their entirety after 3 years.

Beginning in 2011, we stopped granting and currently have no plans to grant stock options, other than in connection with acquisitions. Prior stock options granted generally had a term of 10 years, and in the case of new hires were generally granted such that they would vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. Subsequent option grants to existing employees were generally granted such that they would vest and become exercisable ratably on a monthly basis over a period of 48 months measured from the date of grant. However, certain options that have been granted under our 1998 Plan or that were assumed by us in connection with certain of our acquisitions provide that the vesting of the options granted thereunder will accelerate in whole or in part upon the occurrence of certain specified events.

In January 2011 the Compensation Committee of our Board of Directors adopted a Performance Restricted Stock Units Program, or the PRSU Program. Under the PRSU Program, if the performance goals established by the Committee for a specific one-year performance cycle are achieved, our executive officers have the opportunity to receive grants of PRSUs in the three calendar years following the performance cycle. In 2011 the Committee determined that the performance goals for the 2010 performance cycle were met and we granted 0.2 million PRSUs. In 2012 we granted 0.2 million PRSUs also related to the 2010 performance cycle. Assuming continued employment on the applicable grant date, recipients of these awards will also receive a final award in 2013 related to the 2010 performance cycle.

In 2012 the Committee determined that the performance goals for the 2011 performance cycle were met and we granted 0.2 million PRSUs related to the 2011 performance cycle. Pursuant to the PRSU program, additional awards related to the 2011 performance cycle are expected to be made in 2013 and 2014.

In connection with certain acquisitions, we have assumed stock options and restricted stock units, and have also exchanged restricted stock units for stock options granted under stock incentive plans or agreements established by the acquired company. As of December 31, 2012, 6 million shares of Class A common stock were reserved for issuance upon the exercise or issuance of equity instruments assumed under these incentive plans.

Combined Incentive Plan Activity

Stock option activity is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2009	113	$25.71	$15.71
Options granted under the 1998 Plan	3	29.64	9.43
Options issued in connection with acquisitions	1	14.26	25.76
Options cancelled	(1)	36.47	15.24
Options exercised	(38)	22.56	16.88
Balance at December 31, 2010	78	27.05	15.05
Options granted under the 1998 Plan	—	45.82	11.72
Options cancelled	(2)	30.08	11.87
Options exercised	(10)	23.48	15.86
Balance at December 31, 2011	66	27.47	15.10
Options assumed	4	9.71	27.54
Options cancelled	(1)	34.55	13.91
Options exercised	(11)	17.09	12.30
Balance at December 31, 2012	58	$28.11	$14.95

At December 31, 2012 outstanding options to purchase 57 million shares were exercisable with an average per share exercise price of $28.19. At December 31, 2012 outstanding options to purchase 1 million shares were unvested with an average per share exercise price of $24.17. The weighted average remaining contractual lives of options outstanding, of options exercisable, and of options unvested as of December 31, 2012 were 3.0 years, 2.9 years and 6.9 years, respectively.

The total pretax intrinsic value of options exercised in 2012 was $198 million. This intrinsic value represents the difference between the fair market value of our Class A common stock on the date of exercise and the exercise price of each option. Based on the closing price of our Class A common stock of $33.21 on December 31, 2012, the total pretax intrinsic value of all outstanding options was $380 million. The total pretax intrinsic value of exercisable options at December 31, 2012 was $370 million.

Restricted stock unit activity is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2009	29	$25.58
Restricted stock units granted	13	30.91
Restricted stock units cancelled	(1)	26.04
Restricted stock units vested	(13)	27.44
Balance at December 31, 2010	28	27.17
Restricted stock units granted	10	42.45
Restricted stock units cancelled	(2)	31.63
Restricted stock units vested	(14)	28.84
Balance at December 31, 2011	22	32.88
Restricted stock units granted	13	35.76
Restricted stock units assumed	6	37.54
Restricted stock units cancelled	(2)	34.79
Restricted stock units vested	(14)	29.18
Balance at December 31, 2012	25	$35.55

The total pretax intrinsic value of restricted stock units that vested in 2012 was $480 million. Based on the closing price of our Class A common stock of $33.21 on December 31, 2012, the total pretax intrinsic value of all outstanding restricted stock units was $830 million.

The per share fair values of rights granted in connection with the employee stock purchase plan and stock options assumed from acquisitions have been estimated with the following weighted average assumptions:

	Employee Stock Purchase Rights			Employee Stock Options
	2012	2011	2010	2012	2011	2010
Expected life (in years)	1.43	1.70	1.23	1.39	3.60	4.08
Implied volatility	0.39	0.37	0.39	0.41	0.34	0.39
Risk-free interest rate	0.23%	0.50%	0.25%	0.22%	1.56%	1.61%
Expected dividend yield	1.19%	0.99%	0.76%	1.00%	0.80%	1.00%
Weighted average fair value	$9.61	$11.01	$11.83	$27.54	$11.72	$13.47

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in the consolidated statements of income:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cost of product revenue	$27	$24	$23
Research and development	368	363	342
Selling, general and administrative	148	126	119
	$543	$513	$484

The following table presents details of unearned stock-based compensation currently estimated to be expensed in 2013 through 2017 related to unvested share-based payment awards:

	2013	2014	2015	2016	2017	Total
			(In millions)
Unearned stock-based compensation	$434	$272	$133	$24	$1	$864

The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.30 years.

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

Shares Reserved For Future Issuance

We had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments:

Number of Shares
(In millions)
Stock options outstanding	58
Authorized for future grants under stock incentive plans	129
Authorized for future issuance under stock purchase plan	17
Restricted stock units outstanding	25
Balance at December 31, 2012	229

The table above does not reflect shares reserved for issuance under our 2012 Plan since we had not filed the registration statement for the shares of our common stock approved for issuance under such plan by December 31, 2012.

401(k) Savings and Investment Plan

We sponsor a defined contribution 401(k) savings and investment plan covering substantially all of our U.S. employees, subject to certain eligibility requirements. At our discretion, we may make contributions to this plan. We have a limited matching contribution policy under which we made $16 million, $14 million, $11 million in contributions to participants in this plan in 2012, 2011 and 2010, respectively.

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

In April 2008 we delivered a Notice of Arbitration and Arbitration Claim to our former independent registered public accounting firm Ernst & Young LLP, or E&Y, and certain related parties. The arbitration relates to the issues that led to the restatement of our financial statements for the periods from 1998 through March 31, 2006 as disclosed in an amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and an amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed with the SEC January 23, 2007. In May 2008 E&Y delivered a Notice of Defense and Counterclaim. The arbitration hearing began on January 21, 2013 and is expected to last two weeks.

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

In July 2012, a former employee filed a lawsuit against us alleging wrongful termination in violation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and fundamental public policy under state law. The former employee alleges that he was terminated in June 2011 because he raised concerns that Broadcom did not appropriately accrue for and report certain loss contingencies in the three months ended March 31, 2011. We believe the lawsuit is without merit. On December 7, 2012, we filed a motion to dismiss the case. The hearing on this motion is scheduled to take place on February 4, 2013.

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

Settlement Costs (Gains) and Other Related Items

In 2012 we recorded net settlement costs of $79 million, which was comprised of $88 million of settlement costs related to patent infringement claims, offset by settlement gains of $9 million (primarily related to the resolution of certain employment tax matters). In 2012 we received a payment of $58 million related to a partial settlement and license agreement. We accounted for this transaction as a multiple element arrangement and immediately recognized a $2 million gain on settlement of litigation and allocated the remaining $56 million to the licensing of intellectual property.  The licensing portion will be recorded as net revenue over the ten year term of the license.

In 2011 we recorded net settlement gains of $18 million, which was comprised of $55 million of settlement gains (primarily related to a settlement of our shareholder derivative action), offset by settlement costs of $37 million related to the settlement of patent infringement claims. Upon the occurrence of certain events, we may be required to record additional settlement costs of up to $20 million related to a patent infringement case that settled in 2011.

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

On March 18, 2011 Broadcom announced that the remaining defendants in the federal consolidated shareholder derivative action relating to the company’s historical stock option accounting practices entered into a settlement. On May 23, 2011, the District Court entered an order granting final approval of the Derivative Settlement. Pursuant to the Derivative Settlement:

•	Broadcom received a payment from Henry T. Nicholas, III, our former President and Chief Executive Officer and former Co-Chairman of the Board, of approximately $27 million;

•
Broadcom cancelled unexercised Broadcom stock options held by Dr. Henry Samueli, our Chief Technical Officer and Chairman of our Board of Directors, valued at approximately $14 million, using a Black-Scholes analysis based on the closing price of Broadcom’s Class A common stock on the date the settlement was deemed final (such stock options were originally valued at $24 million for purposes of the settlement (using the same methodology used to value equity granted to employees in the February 2011 annual focal compensation review)); and

•	Dr. Samueli contributed approximately $2 million in cash to the Broadcom Foundation (through Broadcom Corporation).

Commitments and Other Contractual Obligations

The following table presents details of our commitments and other contractual obligations, which are currently estimated to be paid in 2013 and thereafter:

	Payment Obligations by Year
	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Operating leases	$144	$109	$85	$77	$55	$81	$551
Inventory and related purchase obligations	609	—	—	—	—	—	609
Other obligations	196	78	36	23	3	—	336
Long-term debt and related interest	340	35	436	26	26	1,076	1,939
	$1,289	$222	$557	$126	$84	$1,157	$3,435

Facilities rent expense in 2012, 2011 and 2010 was $90 million, $84 million and $71 million, respectively.

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

10.	Impairment of Goodwill and Long-Lived Assets

In 2010 we performed the first step of the quantitative goodwill impairment assessment for each of our reporting units and determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value. In 2011 we made a qualitative assessment of whether goodwill impairment exists and determined that it was more likely than not that the fair value of our reporting units exceeded their carrying values. Therefore, we did not perform the quantitative two-step goodwill impairment test. In 2012 we performed the first step of the quantitative goodwill impairment assessment for each of our reporting units and determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value. At December 31, 2012 the book value of the Company was $7.84 billion while the market capitalization was $18.90 billion.

For the 2012 and 2010 annual impairment assessments we performed quantitative impairment testing. We estimated the fair values of our reporting units using a combination of the income and market approach. The income approach utilizes estimates of discounted future cash flows. The market approach, based on a peer group of each reporting unit, utilizes market multiples for revenue and earnings before income taxes. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered perpetual earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating appropriate present value techniques.

Specifically, the income approach valuations included the following assumptions for 2012 and 2010:

	2012	2010
Discount rate	12.0% - 14.3%	12.0% - 17.7%
Perpetual growth rate	4.0%	4.0%
Tax rate	15.1%	17.0%
Risk free rate	2.4%	3.4%
Peer company beta	1.19 - 1.21	1.26 - 1.52

As a result of our NetLogic acquisition in February 2012, we added $1.81 billion of additional goodwill, resulting in our Infrastructure and Networking reporting unit having an allocated goodwill balance of $2.49 billion at December 31, 2012. Based on our asset impairment testing and the increased balance of goodwill due to our acquisition of NetLogic and a number of other companies over the last several years, at December 31, 2012 we determined there was a risk of our Infrastructure and Networking reporting unit failing the first step of the goodwill impairment test in future periods. The level of excess fair value over carrying value for this reporting unit was approximately 19% as of October 1, 2012.

In 2012 we recorded a purchased intangible impairment charge of $49 million related to our 2011 acquisition of Provigent included in our Infrastructure and Networking reportable segment, and other impairment charges of $38 million related to six other acquisitions. The primary factor contributing to Provigent impairment charge was the reduction of forecasted cash flows related to certain legacy microwave technology products. The primary factor contributing to the other impairment charges was the reduction in the revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with the impaired assets. Additionally, we recorded an impairment charge of $3 million related to certain computer software and equipment in June 2012.

In 2011 we recorded a purchased intangible impairment charge of $74 million related to our 2010 acquisition of Beceem, included in our Mobile and Wireless reportable segment, and other impairment charges of $18 million. The primary factor contributing to this impairment charge was the continued reduction in the forecasted cash flows derived from the acquired WiMAX products as wireless service providers have accelerated their adoption of Long Term Evolution, or LTE, products.

In 2010 we recorded an impairment charge of $19 million, primarily related to a technology license that was acquired in 2008 from Sunext Design, Inc. The primary factor contributing to these impairment charges was the continued reduction in our revenue outlook for Blu-ray product line, which was ultimately discontinued, and the related decrease to the estimated cash flows identified with the impaired assets.

In determining the amount of the impairment charges we calculated fair values as of the impairment date for acquired intangible assets. The fair value was determined using the multiple period excess earnings method, described in Note 3. The fair values were determined using significant unobservable inputs categorized as Level 3 inputs. The key unobservable inputs utilized in the model include discount rates ranging from 15% to 25%, a market participant tax rate of 15%, and a probability adjusted level of future cash flows based on current product and market data.

11.	Business Enterprise Segments, Significant Customer and Geographical Information

Business Enterprise Segments

Broadcom has three reportable segments consistent with our target markets. Our three reportable segments are: Broadband Communications (Home), Mobile and Wireless (Hand), and Infrastructure and Networking (Infrastructure). Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the reportable segment level.

Our net revenue is generated principally from sales of integrated circuit products, the income we receive from our agreement with Qualcomm and other licensing revenue. While we derive some revenue from other sources, that revenue is not material as it represents approximately 1% of our total net revenue. Such revenue is classified under product revenue for reporting purposes. We group our net revenue consistent with our three target markets which comprise our reportable segments, as discussed above.

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

We also report an “All Other” category that is comprised of (i) income from the Qualcomm Agreement and (ii) other licensing revenue, since they are principally the result of corporate efforts. “All Other” also includes operating expenses that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. Operating costs and expenses that are not allocated include stock-based compensation, amortization of purchased intangible assets, amortization of acquired inventory valuation step-up, impairment of goodwill and other long-lived assets, net settlement costs (gains), net restructuring costs, charitable contributions, non-recurring legal fees, change in contingent earnout liability, employer payroll tax on certain stock option exercises, and other miscellaneous expenses related to corporate allocations that were either over or under the original projections at the beginning of the year. We include stock-based compensation and acquisition-related items in the “All Other” category as decisions regarding equity compensation are made at the corporate level and our CODM reviews reportable segment performance exclusive of these charges. Our CODM does not review information regarding total assets, interest income or income taxes on an operating segment basis. The accounting policies for segment reporting are the same as for Broadcom as a whole.

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
			(In millions)
Year Ended December 31, 2012
Net revenue	$2,156	$3,810	$1,853	$187	$8,006
Operating income (loss)	504	562	483	(873)	676
Year Ended December 31, 2011
Net revenue	$2,039	$3,483	$1,659	$208	$7,389
Operating income (loss)	391	572	544	(554)	953
Year Ended December 31, 2010
Net revenue	$2,134	$2,889	$1,588	$207	$6,818
Operating income (loss)	446	526	579	(469)	1,082

Included in "All Other" category:	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net revenue	$187	$208	$207
Stock-based compensation	$543	$513	$484
Amortization of purchased intangible assets	311	84	59
Amortization of acquired inventory valuation step-up	72	24	10
Impairments of long-lived assets	90	92	19
Settlement costs (gains)	79	(18)	53
Restructuring costs, net	7	16	—
Charitable contribution	—	25	—
Non recurring legal fees	—	25	—
Change in contingent earnout liability	—	(1)	—
Employer payroll tax on certain stock option exercises	10	8	10
Miscellaneous corporate allocation variances	(52)	(6)	41
Total other operating costs and expenses	$1,060	$762	$676
Total operating loss for the “All Other” category	$(873)	$(554)	$(469)

Significant Customer and Geographical Information

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Year Ended December 31,
	2012	2011	2010
Samsung	17.3%	10.0%	10.0%
Apple	14.6	13.1	10.9
Five largest customers as a group	47.2	42.6	38.6

Sales to Samsung and Apple were primarily related to our Mobile and Wireless reportable segment. No other customer represented more than 10% of our annual net revenue in these years.

The geographical distribution of our shipments, as a percentage of product revenue was as follows:

	Year Ended December 31,
	2012	2011	2010
China (exclusive of Hong Kong)	31.2%	33.6%	30.5%
Hong Kong	27.7	26.7	26.0
Singapore, Taiwan, Thailand and Japan	27.7	24.7	34.8
United States	3.2	3.1	4.4
Europe	1.6	2.0	2.7
Other	8.6	9.9	1.6
	100.0%	100.0%	100.0%

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

We have an international distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design facilities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the

Netherlands, Taiwan and the United Kingdom. At December 31, 2012, $135 million, or approximately 25.0% of our tangible long-lived assets were located outside the United States.

12. Quarterly Financial Data (Unaudited)

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

	Total Net Revenue	Gross Profit	Net Income		Diluted Net Income Per Share
	(In millions, except per share data)
Year Ended December 31, 2012
Fourth Quarter	$2,080	$1,055	$251		$0.43
Third Quarter	2,128	1,065	220	(1)	0.38
Second Quarter	1,971	950	160	(2)	0.28
First Quarter	1,827	909	88	(3)	0.15
Year Ended December 31, 2011
Fourth Quarter	$1,820	$926	$254		$0.45
Third Quarter	1,957	997	270	(4)	0.48
Second Quarter	1,796	918	175	(5)	0.31
First Quarter	1,816	922	228		0.40

(1)	Includes impairment of long-lived assets charges of $48 million.

(2)	Includes impairment of long-lived assets charged of $9 million.

(3)	Includes settlement costs of $86 million and impairment of long-lived assets charges of $28 million.

(4)	Includes settlement costs of $27 million and a restructuring charge of $17 million.

(5)	Includes settlement gains of $45 million, an impairment of long-lived assets charge of $74 million, a charitable contribution of $25 million and non-recurring legal expenses of $25 million.

13.	Subsequent Events
In January 2013 our Board of Directors adopted an amendment to our existing dividend policy pursuant to which we intend to increase the quarterly cash dividend by 10% to $0.11 per share ($0.44 per share on an annual basis) and declared a quarterly cash dividend of $0.11 per share payable to holders of our common stock.

Exhibits and Financial Statement Schedules

Exhibit Index

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1	Agreement and plan of Merger, dated as of September 11, 2011, by and among Broadcom, NetLogic Microsystems and I&N Acquisition Corp.	8-K	000- 23993	2.1	9/12/2011
3.1	Second Amended and Restated Articles of Incorporation filed with the California Secretary of State on June 8, 2006	8-K	000- 23993	3.1	8/10/2006
3.2	Amended and Restated Bylaws, as amended through August 16, 2012	8-K	000- 23993	3.1	8/16/2012
4.1	Indenture, dated November 1, 2010, between the registrant and Wilmington Trust FSB	8-K	000- 23993	4.1	11/1/2010
4.2	Supplemental Indenture, dated November 1, 2010, between the registrant and Wilmington Trust FSB, including the forms of Broadcom’s 1.500% Senior Notes due 2013 and 2.375% Senior Notes due 2015	8-K	000- 23993	4.2	11/1/2010
4.3	Second Supplemental Indenture, dated November 9, 2011, between the registrant and Wilmington Trust, National Association, including the form of Broadcom’s 2.700% Senior Notes due 2018	8-K	000- 23993	4.1	11/9/2011
4.4	Third Supplemental Indenture, dated August 16, 2012, between Broadcom and Wilmington Trust, National Association, including the forms of Broadcom's 2.500% Senior Notes due 2022	8-K	000- 23993	4.1	8/16/2012
4.5	Registration Rights Agreement, dated as of August 16, 2012, by and among Broadcom Corporation, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC	8-K	000- 23993	4.2	8/16/2012
10.1*	Performance Bonus Plan (as amended and restated March 5, 2010)	8-K	000- 23993	99.1	3/9/2010
10.2*	Fourth Amendment dated August 9, 2010 to Letter Agreement between the registrant and Scott A. McGregor	10-Q	000- 23993	10.1	10/26/2010
10.3*	Third Amendment dated August 9, 2010 to Letter Agreement between the registrant and Eric K. Brandt	10-Q	000- 23993	10.2	10/26/2010

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.4*	Form of Revised Letter Agreement for Change in Control Severance Benefit Program dated August 9, 2010 between the registrant and each of the following executive officers: Arthur Chong, Neil Kim, Thomas F. Lagatta, Daniel A. Marotta, Robert A. Rango, and Terri L. Timberman	10-Q	000- 23993	10.5	10/26/2010
10.5*	Revised Letter Agreement for Change in Control Severance Benefit Program dated August 9, 2010 between the registrant and Robert L. Tirva	10-Q	000- 23993	10.6	10/26/2010
10.6*	Amendment dated August 9, 2010 to Letter Agreement between the registrant and Rajiv Ramaswami	10-Q	000- 23993	10.4	10/26/2010
10.7*	Severance Benefit Plan for Vice Presidents and Above and Summary Plan Description effective June 1, 2010 (Amended December 16, 2011)					X
10.8*	1998 Stock Incentive Plan, as amended and restated November 11, 2010	10-K	000- 23993	10.14	2/2/2011
10.9*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for executive officers	10-K	000- 23993	10.17	2/4/2009
10.10*	1998 Stock Incentive Plan form of Stock Option Agreement for executive officers	10-K	000- 23993	10.21	2/4/2009
10.11*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors (under prior Director Automatic Grant Program)	10-Q	000- 23993	10.2	11/9/2004
10.12*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Scott A. McGregor	10-K	000- 23993	10.18	2/2/2011
10.13*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers other than Scott A. McGregor	10-K	000- 23993	10.19	2/2/2011
10.14*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers (for RSUs governed by the Special RSU Program)	10-K	000- 23993	10.20	2/2/2011
10.15*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Award)	10-K	000- 23993	10.29	2/4/2009
10.16*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Pro-rated Awards)	10-K	000- 23993	10.30	2/4/2009

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.17*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Initial Awards under prior Director Automatic Grant Program)	10-Q	000- 23993	10.3	5/4/2005
10.18	1999 Special Stock Option Plan (as amended and restated July 18, 2003)	10-Q	000- 23993	10.2	8/11/2003
10.19	1999 Special Stock Option Plan form of Notice of Grant of Stock Option	S-8	333- 93457	99.2	12/22/1999
10.20	1999 Special Stock Option Plan form of Stock Option Agreement	10-Q	000- 23993	10.2.1	8/11/2003
10.21*	Restricted Stock Units Incentive Award Program	8-K	000- 23993	10.1	1/20/2011
10.22*	Restricted Stock Unit Incentive Award Program — Form of Award Letter	8-K	000- 23993	10.2	1/20/2011
10.23*	Form of Indemnification Agreement for Directors, Elected Officers and certain employees or agents of the registrant	8-K	000- 23993	10.1	6/24/2008
10.24††	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and the registrant	8-K/A	000- 23993	10.1	7/23/2009
10.25	Credit Agreement, dated as of November 19, 2010, among the registrant, Bank of America, N.A. and the other lenders party thereto.	8-K	000- 23993	10.1	11/22/2010
10.26	First Amendment to Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto	8-K	000- 2393	10.1	11/1/2011
10.27	Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.21	3/31/2003
10.28	Amendment dated September 30, 2005 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.43	2/4/2009
10.29	Second Amendment dated October 15, 2010 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.36	2/2/2011
10.30††	Lease Agreement dated December 17, 2004 between Irvine Commercial Property Company and the registrant	10-K	000- 23993	10.38	3/1/2005

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.31	First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-Q	000- 23993	10.20	10/24/2007
10.32	Fourth Amendment dated November 19, 2007 to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.43	1/28/2008
10.33	Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.44	1/28/2008
10.34	First Amendment dated November 12, 2008 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.49	2/4/2009
10.35	Second Amendment, Third Amendment, and Fourth Amendment dated July 30, 2010, September 14, 2010 and November 15, 2010, respectively, to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.42	2/2/2011
10.36	Fifth and Sixth Amendment dated April 24, 2011 and August 2, 2011, respectively to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.45	2/1/2012
10.37	Seventh Amendment dated June 28, 2012 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant					X
21.1	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X

Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
*	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.
††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/ SCOTT A. MCGREGOR
Scott A. McGregor
President and Chief Executive Officer

Date: January 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SCOTT A. MCGREGOR	President and Chief Executive Officer and	January 30, 2013
Scott A. McGregor	Director (Principal Executive Officer)

/s/ HENRY SAMUELI	Chief Technical Officer and Chairman of the Board	January 30, 2013
Henry Samueli, Ph.D.

/s/ ERIC K. BRANDT	Executive Vice President and Chief Financial	January 30, 2013
Eric K. Brandt	Officer (Principal Financial Officer)

/s/ ROBERT L. TIRVA	Senior Vice President and Corporate Controller	January 30, 2013
Robert L. Tirva	(Principal Accounting Officer)

/s/ ROBERT J. FINOCCHIO, JR.	Director	January 30, 2013
Robert J. Finocchio, Jr.

/s/ NANCY H. HANDEL	Director	January 30, 2013
Nancy H. Handel

/s/ EDDY W. HARTENSTEIN	Director	January 30, 2013
Eddy W. Hartenstein

/s/ MARIA M. KLAWE	Director	January 30, 2013
Maria M. Klawe, Ph.D.

/s/ JOHN E. MAJOR	Lead Independent Director	January 30, 2013
John E. Major

/s/ WILLIAM T. MORROW	Director	January 30, 2013
William T. Morrow

/s/ ROBERT E. SWITZ	Director	January 30, 2013
Robert E. Switz

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
BROADCOM CORPORATION

	Balance at	Charged	Charged to		Balance at
	Beginning of	to Costs and	Other		End of
Description	Year	Expenses	Accounts	Deductions	Year
	(In millions)
Year ended December 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$9	$—	$—	$(1)	$8
Sales returns	10	31	—	(29)	12
Restructuring liabilities	8	7	—	(14)	1
Total	$27	$38	$—	$(44)	$21
Year ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$9	$—	$—	$—	$9
Sales returns	14	37	—	(41)	10
Restructuring liabilities	—	16	—	(8)	8
Total	$23	$53	$—	$(49)	$27
Year ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$7	$2	$—	$—	$9
Sales returns	4	31	—	(21)	14
Restructuring liabilities	1	—	—	(1)	—
Total	$12	$33	$—	$(22)	$23

S-1

EXHIBIT INDEX

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1	Agreement and plan of Merger, dated as of September 11, 2011, by and among Broadcom, NetLogic Microsystems and I&N Acquisition Corp.	8-K	000- 23993	2.1	9/12/2011
3.1	Second Amended and Restated Articles of Incorporation filed with the California Secretary of State on June 8, 2006	8-K	000- 23993	3.1	8/10/2006
3.2	Amended and Restated Bylaws, as amended through August 16, 2012	8-K	000- 23993	3.1	8/16/2012
4.1	Indenture, dated November 1, 2010, between the registrant and Wilmington Trust FSB	8-K	000- 23993	4.1	11/1/2010
4.2	Supplemental Indenture, dated November 1, 2010, between the registrant and Wilmington Trust FSB, including the forms of Broadcom’s 1.500% Senior Notes due 2013 and 2.375% Senior Notes due 2015	8-K	000- 23993	4.2	11/1/2010
4.3	Second Supplemental Indenture, dated November 9, 2011, between the registrant and Wilmington Trust, National Association, including the form of Broadcom’s 2.700% Senior Notes due 2018	8-K	000- 23993	4.1	11/9/2011
4.4	Third Supplemental Indenture, dated August 16, 2012, between Broadcom and Wilmington Trust, National Association, including the forms of Broadcom's 2.500% Senior Notes due 2022	8-K	000- 23993	4.1	8/16/2012
4.5	Registration Rights Agreement, dated as of August 16, 2012, by and among Broadcom Corporation, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC	8-K	000- 23993	4.2	8/16/2012
10.1*	Performance Bonus Plan (as amended and restated March 5, 2010)	8-K	000- 23993	99.1	3/9/2010
10.2*	Fourth Amendment dated August 9, 2010 to Letter Agreement between the registrant and Scott A. McGregor	10-Q	000- 23993	10.1	10/26/2010
10.3*	Third Amendment dated August 9, 2010 to Letter Agreement between the registrant and Eric K. Brandt	10-Q	000- 23993	10.2	10/26/2010
10.4*	Form of Revised Letter Agreement for Change in Control Severance Benefit Program dated August 9, 2010 between the registrant and each of the following executive officers: Arthur Chong, Neil Kim, Thomas F. Lagatta, Daniel A. Marotta, Robert A. Rango, and Terri L. Timberman	10-Q	000- 23993	10.5	10/26/2010

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.5*	Revised Letter Agreement for Change in Control Severance Benefit Program dated August 9, 2010 between the registrant and Robert L. Tirva	10-Q	000- 23993	10.6	10/26/2010
10.6*	Amendment dated August 9, 2010 to Letter Agreement between the registrant and Rajiv Ramaswami	10-Q	000- 23993	10.4	10/26/2010
10.7*	Severance Benefit Plan for Vice Presidents and Above and Summary Plan Description effective June 1, 2010 (Amended December 16, 2011)					X
10.8*	1998 Stock Incentive Plan, as amended and restated November 11, 2010	10-K	000- 23993	10.14	2/2/2011
10.9*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for executive officers	10-K	000- 23993	10.17	2/4/2009
10.10*	1998 Stock Incentive Plan form of Stock Option Agreement for executive officers	10-K	000- 23993	10.21	2/4/2009
10.11*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors (under prior Director Automatic Grant Program)	10-Q	000- 23993	10.2	11/9/2004
10.12*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Scott A. McGregor	10-K	000- 23993	10.18	2/2/2011
10.13*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers other than Scott A. McGregor	10-K	000- 23993	10.19	2/2/2011
10.14*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers (for RSUs governed by the Special RSU Program)	10-K	000- 23993	10.20	2/2/2011
10.15*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Award)	10-K	000- 23993	10.29	2/4/2009
10.16*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Pro-rated Awards)	10-K	000- 23993	10.30	2/4/2009
10.17*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Initial Awards under prior Director Automatic Grant Program)	10-Q	000- 23993	10.3	5/4/2005
10.18	1999 Special Stock Option Plan (as amended and restated July 18, 2003)	10-Q	000- 23993	10.2	8/11/2003
10.19	1999 Special Stock Option Plan form of Notice of Grant of Stock Option	S-8	333- 93457	99.2	12/22/1999

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.20	1999 Special Stock Option Plan form of Stock Option Agreement	10-Q	000- 23993	10.2.1	8/11/2003
10.21*	Restricted Stock Units Incentive Award Program	8-K	000- 23993	10.1	1/20/2011
10.22*	Restricted Stock Unit Incentive Award Program — Form of Award Letter	8-K	000- 23993	10.2	1/20/2011
10.23*	Form of Indemnification Agreement for Directors, Elected Officers and certain employees or agents of the registrant	8-K	000- 23993	10.1	6/24/2008
10.24††	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and the registrant	8-K/A	000- 23993	10.1	7/23/2009
10.25	Credit Agreement, dated as of November 19, 2010, among the registrant, Bank of America, N.A. and the other lenders party thereto.	8-K	000- 23993	10.1	11/22/2010
10.26	First Amendment to Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto	8-K	000- 2393	10.1	11/1/2011
10.27	Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.21	3/31/2003
10.28	Amendment dated September 30, 2005 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.43	2/4/2009
10.29	Second Amendment dated October 15, 2010 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.36	2/2/2011
10.30††	Lease Agreement dated December 17, 2004 between Irvine Commercial Property Company and the registrant	10-K	000- 23993	10.38	3/1/2005
10.31	First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-Q	000- 23993	10.20	10/24/2007
10.32	Fourth Amendment dated November 19, 2007 to Lease dated December 17, 2004 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.43	1/28/2008
10.33	Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.44	1/28/2008

Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.34	First Amendment dated November 12, 2008 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.49	2/4/2009
10.35	Second Amendment, Third Amendment, and Fourth Amendment dated July 30, 2010, September 14, 2010 and November 15, 2010, respectively, to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.42	2/2/2011
10.36	Fifth and Sixth Amendment dated April 24, 2011 and August 2, 2011, respectively to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.45	2/1/2012
10.37	Seventh Amendment dated June 28, 2012 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant					X
21.1	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
*	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.
††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.