Form 10-Q
period 2013-03-31
BROADCOM CORP
filed 2013-04-24
CIK 1054374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-Q
__________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2013 the registrant had 521 million shares of Class A common stock, $0.0001 par value, and 50 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2013

Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2013 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,742	$1,617
Short-term marketable securities	727	757
Accounts receivable, net	751	740
Inventory	523	527
Prepaid expenses and other current assets	154	140
Total current assets	3,897	3,781
Property and equipment, net	493	485
Long-term marketable securities	1,457	1,348
Goodwill	3,729	3,726
Purchased intangible assets, net	1,722	1,786
Other assets	102	82
Total assets	$11,400	$11,208
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$300	$300
Accounts payable	661	549
Wages and related benefits	170	241
Deferred revenue and income	23	22
Accrued liabilities	521	570
Total current liabilities	1,675	1,682
Long-term debt	1,394	1,393
Other long-term liabilities	299	294
Commitments and contingencies
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	12,402	12,403
Accumulated deficit	(4,340)	(4,531)
Accumulated other comprehensive loss	(30)	(33)
Total shareholders’ equity	8,032	7,839
Total liabilities and shareholders’ equity	$11,400	$11,208

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2013	2012
	(In millions, except per share data)
Net revenue:
Product revenue	$1,954	$1,770
Income from Qualcomm Agreement	43	52
Licensing revenue	8	5
Total net revenue	2,005	1,827
Costs and expenses:
Cost of product revenue	988	918
Research and development	615	546
Selling, general and administrative	179	179
Amortization of purchased intangible assets	15	17
Impairments of long-lived assets	10	28
Restructuring costs, net	—	3
Settlement costs	—	86
Total operating costs and expenses	1,807	1,777
Income from operations	198	50
Interest expense, net	(8)	(6)
Other income (expense), net	3	(1)
Income before income taxes	193	43
Provision for (benefit of) income taxes	2	(45)
Net income	$191	$88
Net income per share (basic)	$0.34	$0.16
Net income per share (diluted)	$0.33	$0.15
Weighted average shares (basic)	570	548
Weighted average shares (diluted)	585	570
Dividends per share	$0.11	$0.10

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Cost of product revenue	$7	$9
Research and development	99	94
Selling, general and administrative	34	47

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Net income	$191	$88
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2013 and 2012	2	20
Unrealized gains on marketable securities, net of $0 tax in 2013 and 2012	1	3
Other comprehensive income	3	23
Comprehensive income	$194	$111

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Operating activities
Net income	$191	$88
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39	28
Stock-based compensation expense	140	150
Acquisition-related items:
Amortization of purchased intangible assets	58	54
Impairments of long-lived assets	10	28
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11)	(51)
Inventory	4	38
Prepaid expenses and other assets	(34)	(11)
Accounts payable	109	52
Deferred revenue and income	(2)	(9)
Accrued settlement costs	(3)	87
Other accrued and long-term liabilities	(113)	(86)
Net cash provided by operating activities	388	368
Investing activities
Net purchases of property and equipment	(41)	(74)
Net cash paid for acquired companies	—	(3,393)
Purchases of marketable securities	(619)	(334)
Proceeds from sales and maturities of marketable securities	539	706
Net cash used in investing activities	(121)	(3,095)
Financing activities
Repurchases of Class A common stock	(107)	—
Dividends paid	(63)	(55)
Payment of assumed contingent consideration	—	(53)
Proceeds from issuance of common stock	68	62
Minimum tax withholding paid on behalf of employees for restricted stock units	(40)	(48)
Net cash used in financing activities	(142)	(94)
Increase (decrease) in cash and cash equivalents	125	(2,821)
Cash and cash equivalents at beginning of period	1,617	4,146
Cash and cash equivalents at end of period	$1,742	$1,325

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in our 2012 Annual Report on Form 10-K filed with the SEC on January 30, 2013, referred to as our 2012 Annual Report.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

For a complete summary of our significant accounting policies, please refer to Note 1, "Summary of Significant Accounting Policies", in Part IV, Item 15 of our 2012 Annual Report. There have been no material changes to our significant accounting policies during the three months ended March 31, 2013.

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

2.	Supplemental Financial Information

Inventory

The following table presents details of our inventory:

	March 31, 2013	December 31, 2012
	(In millions)
Work in process	$205	$187
Finished goods	318	340
	$523	$527

Accrued Liabilities

The following table presents details of our accrued liabilities included in current liabilities:

	March 31, 2013	December 31, 2012
	(In millions)
Accrued rebates	$319	$383
Accrued royalties	16	21
Accrued settlement charges	70	68
Accrued legal costs	17	15
Accrued taxes	19	16
Warranty reserve	11	13
Other	69	54
	$521	$570

Other Long-Term Liabilities

The following table presents details of our other long-term liabilities:

	March 31, 2013	December 31, 2012
	(In millions)
Deferred rent	$52	$54
Accrued taxes	82	67
Deferred tax liabilities	42	45
Accrued settlement charges	58	58
Deferred revenue	44	47
Other long-term liabilities	21	23
	$299	$294

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Beginning balance	$383	$317
Charged as a reduction of revenue	161	147
Reversal of unclaimed rebates	(6)	(3)
Payments	(219)	(159)
Ending balance	$319	$302

Computation of Net Income Per Share

Net income per share (basic) is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Net income per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of stock options and restricted stock units calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our Class A common stock results in a greater dilutive effect from outstanding stock options, stock purchase rights and restricted stock units. Additionally, the exercise of employee stock options and stock purchase rights and the vesting of restricted stock units results in a further dilutive effect on net income per share.

The following table presents the computation of net income per share:

	Three Months Ended
	March 31,
	2013	2012
	(In millions, except per share data)
Numerator: Net income	$191	$88
Denominator for net income per share (basic)	570	548
Effect of dilutive securities:
Stock awards	15	22
Denominator for net income per share (diluted)	585	570
Net income per share (basic)	$0.34	$0.16
Net income per share (diluted)	$0.33	$0.15

Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 21 million and 27 million anti-dilutive common share equivalents in the three months ended March 31, 2013 and 2012, respectively.

Income from the Qualcomm Agreement

For a discussion of income from our April 2009 agreement with Qualcomm Incorporated, or the Qualcomm Agreement, please see our 2012 Annual Report. The income from the Qualcomm Agreement is non-recurring and will terminate in April 2013.

Supplemental Cash Flow Information

In the three months ended March 31, 2013 we accrued $1 million related to stock option exercises that had not settled by March 31, 2013. In the three months ended March 31, 2013, we paid $27 million for capital equipment that was accrued as of December 31, 2012 and had billings of $30 million for capital equipment that were accrued but not yet paid as of March 31, 2013.

3.	Fair Value Measurements

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

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and marketable securities’ costs, gross unrealized gains, gross unrealized losses and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities:

	March 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$221	$—	$—	$221	$221	$—	$—
Level 1:
Bank and time deposits	1,173	—	—	1,173	1,143	20	10
Money market funds	300	—	—	300	300	—	—
U.S. treasury and agency obligations	850	1	—	851	3	176	672
Corporate bonds	1	—	—	1	—	1	—
Subtotal	2,324	1	—	2,325	1,446	197	682
Level 2:
Commercial paper	182	—	—	182	49	133	—
Corporate bonds	1,140	2	—	1,142	26	374	742
Asset-backed securities and other	56	—	—	56	—	23	33
Subtotal	1,378	2	—	1,380	75	530	775
Level 3:
None	—	—	—	—	—	—	—
Total	$3,923	$3	$—	$3,926	$1,742	$727	$1,457

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$213	$—	$—	$213	$213	$—	$—
Level 1:
Bank and time deposits	904	—	—	904	884	20	—
Money market funds	250	—	—	250	250	—	—
U.S. treasury and agency obligations	936	1	—	937	—	201	736
Corporate bonds	1	—	—	1	—	1	—
Subtotal	2,091	1	—	2,092	1,134	222	736
Level 2:
Commercial paper	432	—	—	432	270	162	—
Corporate bonds	921	2	(1)	922	—	351	571
Asset-backed securities and other	63	—	—	63	—	22	41
Subtotal	1,416	2	(1)	1,417	270	535	612
Level 3:
None	—	—	—	—	—	—	—
Total	$3,720	$3	$(1)	$3,722	$1,617	$757	$1,348

There were no transfers between Level 1, Level 2 or Level 3 securities in the three months ended March 31, 2013. All of our long-term marketable securities had maturities of between one and three years in duration at March 31, 2013. Our cash, cash equivalents and marketable securities at March 31, 2013 consisted of $2.37 billion held domestically, with the remaining balance of $1.56 billion held by foreign subsidiaries.

At March 31, 2013 we had 85 investments with a fair value of $527 million that were in an unrealized loss position for less than 12 months. Our gross unrealized losses of less than $1 million for these investments at March 31, 2013 were due to changes in market rates. We have determined that the gross unrealized losses on these investments at March 31, 2013 are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.

Instruments Not Recorded at Fair Value on a Recurring Basis. We measure the fair value of our long-term debt carried at amortized cost quarterly for disclosure purposes. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $1.74 billion and $1.75 billion as of March 31, 2013 and December 31, 2012, respectively. The recorded values of all our accounts receivable and accounts payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis. We measure the fair value of our cost method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a business acquisition, and goodwill and other long lived assets when they are held for sale or determined to be impaired. See Note 9 for discussion on fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

4.	Income Taxes

We recorded a tax provision of $2 million and a tax benefit of $45 million for the three months ended March 31, 2013 and March 31, 2012, respectively. Our effective tax rates were 1.0% and (104.7)% for the three months ended March 31, 2013 and March 31, 2012, respectively. The differences between our effective tax rates and the 35% federal statutory rate, primarily relate to foreign earnings taxed at substantially lower rates than the federal statutory rate due principally to our tax holiday in Singapore, and domestic tax losses recorded without tax benefits. In addition, we recorded tax benefits of $46 million for the three months ended March 31, 2012, resulting from reductions in our U.S. valuation allowance on certain deferred tax assets due to recording net deferred tax liabilities for identifiable intangible assets under purchase accounting.

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $26 million and $29 million at March 31, 2013 and December 31, 2012, respectively.
We operate under tax holidays in Singapore, which are effective through March 2014. The tax holidays are conditional upon our meeting certain employment and investment thresholds. We are in discussions with the Singapore Economic Development Board with respect to tax incentives for periods after March 31, 2014.

5.	Debt and Credit Facility

Senior Notes

The following table presents details of our senior notes, or Notes:

March 31, 2013
(In millions)
1.500% fixed-rate notes, due 2013	$300
2.375% fixed-rate notes, due 2015	400
2.700% fixed-rate notes, due 2018	500
2.500% fixed-rate notes, due 2022	500
$1,700
Unaccreted discount	(6)
Less current portion of long-term debt	(300)
$1,394

In connection with the Notes issued in August 2012 and due in 2022, or the 2022 Notes, we entered into a registration rights agreement pursuant to which we agreed to use our reasonable commercial efforts to file with the SEC an exchange offer registration statement to issue registered notes with substantially identical terms as the 2022 Notes in exchange for any outstanding 2022 Notes, or, under certain circumstances, a shelf registration statement to register the 2022 Notes. In the three months ended March 31, 2013 we filed an exchange offer registration statement to issue registered notes with substantially identical terms as the original 2022 Notes. The registration statement was declared effective by the SEC and we commenced our offering on April 10, 2013. The offer will expire on May 8, 2013, or on such subsequent date or time to which we may extend the offer. If we are unable to timely complete our registration obligation, we will be subject to interest penalties.

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

Credit Facility

In November 2010 we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $500 million. We amended this credit facility in October 2011 primarily to extend the maturity date by two years to November 19, 2016, at which time all outstanding revolving facility loans (if any) and accrued and unpaid interest must be repaid. The amendment to the credit facility also decreased the interest rate margins applicable to loans made under the credit facility and the commitment fee paid on the amount of the unused commitments. We have not drawn on our credit facility to date.

The credit facility contains customary representations, warranties and covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

6.	Shareholders’ Equity

Quarterly Dividend

In January 2013 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased the quarterly cash dividend by 10.0% to $0.11 per share ($0.44 per share on an annual basis) payable to holders of our common stock. In the three months ended March 31, 2013 and 2012 we paid $63 million and $55 million, respectively, in dividends to holders of our Class A and Class B common stock. These dividends were paid from U.S. domestic sources other than our retained earnings and are accounted for as reductions of shareholders’ equity.

Share Repurchase Program

In February 2010 we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset dilution of incremental grants of stock awards associated with our stock incentive plans. The maximum number of shares of our Class A common stock that may be repurchased in any one year under this program (including under an accelerated share repurchase agreement or other arrangement) is equal to the total number of shares issued pursuant to our equity awards in the previous year and the current year. This program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. It may also be complemented with an additional share repurchase program in the future. Under the evergreen program we repurchased 3.2 million shares of our Class A common stock at a weighted average price of $33.42 in the three months ended March 31, 2013.

Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

7.	Employee Benefit Plans

Combined Incentive Plan Activity

Restricted stock unit activity is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2012	25	$35.55
Restricted stock units granted	12	33.81
Restricted stock units cancelled	—	35.05
Restricted stock units vested	(4)	33.06
Balance at March 31, 2013	33	$35.19

Stock option activity is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2012	58	$28.11	$14.95
Options cancelled	—	40.47	12.64
Options exercised	(4)	22.15	23.46
Balance at March 31, 2013	54	$28.42	$14.46

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2013 through 2017 related to unvested share-based payment awards:

	2013	2014	2015	2016	2017	Total
	(In millions)
Unearned stock-based compensation	$384	$373	$233	$119	$15	$1,124

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

Litigation

We and certain of our subsidiaries are currently parties to various legal proceedings, including those noted in this section. Unless otherwise noted below, during the periods presented we have not: recorded any accrual for loss contingencies associated with such legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable. We are engaged in numerous other legal actions not described below arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

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

Intellectual Property Proceedings

In September 2009 we filed a complaint in the United States District Court for the Central District of California against Emulex Corporation, or Emulex, alleging infringement of ten patents generally relating to networking technologies. In subsequent filings, we added two additional patents and withdrew six patents, bringing the total to six asserted patents: U.S. Patents Nos. 7,058,150; 7,471,691; 7,450,500; 6,424,194; 7,486,124, and 7,724,057 (referred to as the Asserted Patents). In its answers, Emulex denied liability and asserted counterclaims seeking a declaratory judgment that the Asserted Patents are invalid and not infringed. A trial occurred in September and October 2011, and the Court heard post-trial motions in December 2011. The Court found that the Asserted Patents are not invalid. The Court further found Emulex infringed the ‘150 and ‘691 patents. In March 2012, the Court granted Broadcom’s motion for an injunction on the ‘150 and ‘691 patents and in April 2012, the Court entered an injunction against Emulex. The injunction contained a sunset period, which expired on April 11, 2013. Emulex recently filed a motion to extend the sunset period, which the Court denied. Emulex filed an appeal of the Court’s rulings on the ‘150 and ‘691 patents to the Federal Circuit. On the remaining Asserted Patents, the jury found the ‘500 patent was not infringed and failed to reach a verdict on infringement for the ‘194, ‘124, and ‘057 patents. The Court has scheduled a new trial regarding the ‘194, ‘124, and ‘057 patents for November 2013.

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

In August 2010, we filed a motion to intervene (i.e., to be added as a party) in U.S. Ethernet Innovations, LLC v. Acer, Inc., Case No. 10-cv-03724-JW (N.D. Cal.). In this case, U.S. Ethernet Innovations, LLC, or USEI, filed a patent infringement complaint alleging that numerous companies, including certain of our customers, infringe patents relating generally to Ethernet technology. USEI seeks monetary damages, attorney’s fees, and an injunction. Defendants have filed answers denying the allegations in USEI’s complaint and asserting counterclaims for declaratory judgment that USEI’s patents are invalid, unenforceable, and not infringed. We contend that we have a license related to USEI’s patents and are seeking to assert this license as a defense. In December 2010, the Court granted our motion to intervene. Trial has been set for January 2015.

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

Other Proceedings

In April 2008 we delivered a Notice of Arbitration and Arbitration Claim to our former independent registered public accounting firm Ernst & Young LLP, or E&Y, and certain related parties. The arbitration relates to the issues that led to the restatement of our financial statements for the periods from 1998 through March 31, 2006 as disclosed in an amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and an amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed with the SEC January 23, 2007. In May 2008 E&Y delivered a Notice of Defense and Counterclaim. The arbitration hearing occurred in January 2013 and we are awaiting a decision from the panel.

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

In July 2012, a former employee filed a lawsuit against us alleging wrongful termination in violation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and fundamental public policy under state law. The former employee alleges that he was terminated in June 2011 because he raised concerns that Broadcom did not appropriately accrue for and report certain loss contingencies in the three months ended March 31, 2011. We believe the lawsuit is without merit. On December 7, 2012, we filed a motion to dismiss the case. The court granted our motion and gave the plaintiff leave to amend his complaint. Plaintiff filed his First Amended Complaint on February 20, 2013. We have filed a motion to dismiss the First Amended Complaint. The hearing on that motion is scheduled for May 16, 2013.

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

Settlement Costs and Other Related Items

We did not record any settlement costs in the three months ended March 31, 2013. We recorded settlement costs of $86 million in the three months ended March 31, 2012 related to the settlement of patent infringement claims.  Upon the occurrence of certain events, we may be required to record additional settlement costs of up to $20 million related to a patent infringement case that settled in 2011.

9.	Goodwill and Other Purchased Intangible Assets

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	Foreign Currency	Consolidated
	(In millions)
Goodwill	$770	$1,013	$3,778	$(6)	$5,555
Accumulated impairment losses	—	(543)	(1,286)	—	(1,829)
Goodwill at December 31, 2012	$770	$470	$2,492	$(6)	$3,726
Effects of foreign currency translation	—	—	—	3	3
Goodwill at March 31, 2013	$770	$470	$2,492	$(3)	$3,729

As discussed in our 2012 Annual Report, based on our annual asset impairment testing and the increased balance of goodwill due to our recent acquisitions, including our acquisition of NetLogic Microsystems, Inc., or NetLogic, we determined there was a risk of our Infrastructure and Networking reporting unit failing the first step of the goodwill impairment test in future periods. The level of excess fair value over carrying value for this reporting unit was approximately 19% as of October 1, 2012. There have been no significant additional indicators of impairment that would require us to update our 2012 annual impairment testing in the three months ended March 31, 2013.

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	March 31, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Developed technology	$1,837	$(483)	$1,354	$1,760	$(441)	$1,319
In-process research and development	226	—	226	315	—	315
Customer relationships	385	(238)	147	385	(224)	161
Other	36	(25)	11	36	(25)	11
	$2,484	$(746)	$1,738	$2,496	$(690)	$1,806
Effects of foreign currency translation			(16)			(20)
			$1,722			$1,786

In the three months ended March 31, 2013 we reclassified $80 million of IPR&D costs related to our acquisition of NetLogic to developed technology and such costs will now be amortized to cost of product revenue.

In March 2013 we recorded impairment charges, primarily for IPR&D of $10 million, related to our acquisition of Provigent, Inc. included in our Infrastructure and Networking reportable segment. In March 2012 we recorded impairment charges for developed technology of $28 million, primarily related to our acquisitions of Dune Networks, Inc. and Percello Ltd. included in our Infrastructure and Networking, and Broadband Communications reportable segments, respectively. The primary factor contributing to these impairment charges was the reduction in the revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with the impaired assets.

In determining the amount of the impairment charges we calculated fair values as of the impairment date for acquired intangible assets. The fair value was determined using the multiple period excess earnings method. The fair values were determined using significant unobservable inputs categorized as Level 3 inputs. The key unobservable inputs utilized in the model include discount rates ranging from 14% to 25%, a market participant tax rate of 15%, and a probability adjusted level of future cash flows based on current product and market data.

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Cost of product revenue	$43	$37
Other operating expenses	15	17
	$58	$54

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), which is currently estimated to be expensed in the remainder of 2013 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Cost of product revenue	$132	$218	$216	$199	$186	$615	$1,566
Other operating expenses	43	64	32	9	3	5	156
	$175	$282	$248	$208	$189	$620	$1,722

10.	Business Enterprise Segments, Significant Customer and Geographical Information

Business Enterprise Segments

Broadcom has three reportable segments consistent with our target markets. Our three reportable segments are: Broadband Communications (Home), Mobile and Wireless (Hand) and Infrastructure and Networking (Infrastructure). Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the reportable segment level.

Our net revenue is generated principally from sales of integrated circuit products, the income we receive from the Qualcomm Agreement and other licensing revenue. While we derive some revenue from other sources, that revenue is not material as it represents approximately 1% of our total net revenue. Such revenue is classified under product revenue for reporting purposes. We group our net revenue consistent with our three target markets which comprise our reportable segments, as discussed above.

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

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
	(In millions)
Three Months Ended March 31, 2013
Net revenue	$537	$996	$429	$43	$2,005
Operating income (loss)	124	123	98	(147)	198
Three Months Ended March 31, 2012
Net revenue	$494	$875	$406	$52	$1,827
Operating income (loss)	104	124	107	(285)	50

Included in the “All Other” category:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Net revenue	$43	$52
Stock-based compensation	$140	$150
Amortization of purchased intangible assets	58	54
Amortization of acquired inventory valuation step-up	1	22
Impairments of long-lived assets	10	28
Settlement costs	—	86
Restructuring costs, net	—	3
Employer payroll tax on certain stock option exercises	2	2
Miscellaneous corporate allocation variances	(21)	(8)
Total other operating costs and expenses	$190	$337
Total operating loss for the “All Other” category	$(147)	$(285)

Significant Customer and Geographical Information

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers, including their manufacturing subcontractors represented 51.4% and 49.2% of our total net revenue in the three months ended March 31, 2013 and 2012, respectively. Sales to two significant customers, those representing 10% or more of total net revenue, represented 36.8% and 31.3% of our total net revenue in the three months ended March 31, 2013 and 2012, respectively.

The geographical distribution of our shipments, as a percentage of product revenue was as follows:

	Three Months Ended
	March 31,
	2013	2012
China (exclusive of Hong Kong)	21.8%	30.0%
Hong Kong	25.2	25.9
Singapore, Taiwan, Thailand and Japan	39.7	31.5
United States	3.0	3.6
Europe	1.7	1.2
Other	8.6	7.8
	100.0%	100.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The information contained in this Quarterly Report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2012, referred to as our 2012 Annual Report, and presumes that readers have access to, and will have read, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The information in this Form 10-Q is also not a complete description of our business or the risks associated with an investment in our common stock. You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report and the various other disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our 2012 Annual Report and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.

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

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected total net revenue, costs and expenses and product and total gross margin; our accounting estimates, assumptions and judgments; the demand for our products; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our commitment to research and development efforts; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense and stock-based compensation as a percentage of revenue; manufacturing, assembly and test capacity; the effect that economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; our success in pending intellectual property litigation matters; our potential needs for additional capital; inventory and accounts receivable levels; our ability to obtain future tax holidays in Singapore; our ability to permanently reinvest our foreign earnings; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; the level of accrued rebates; our ability to consummate acquisitions and integrate their operations successfully; and income we expect to record in connection with our 2009 agreement with Qualcomm Incorporated or similar arrangements in the future. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

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

Our product revenue consists principally of sales of semiconductor devices and, to a lesser extent, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. The majority of our product sales occur through the efforts of our direct sales force. The remaining balance of our product sales occurs through distributors. Our licensing revenue and income is generated from the licensing of our intellectual property, of which the vast majority to date has been derived from our April 2009 agreement with Qualcomm Incorporated, or the Qualcomm Agreement. The income from the Qualcomm Agreement is non-recurring and will terminate in April 2013. There can be no assurances that we will be able to enter into similar arrangements of this magnitude in the future.

A detailed discussion of our business may be found in our 2012 Annual Report under Part I, Item 1, “Business.”

Operating Results for the Three Months Ended March 31, 2013

In the three months ended March 31, 2013 our net income was $191 million as compared to net income of $88 million in the three months ended March 31, 2012. The increase in profitability was primarily related to a 9.7% increase in total net revenue, higher gross margins due to the reduction of inventory valuation step-up expensed as result of the previous sell through of inventory assumed in our acquisition of NetLogic Microsystems, Inc., or NetLogic, in February 2012 and a decrease in settlement costs of $86 million; offset by the full quarter impact of research and development expenses associated with the NetLogic acquisition and organic hiring.

Other highlights during the three months ended March 31, 2013 include the following:

•
Our cash and cash equivalents and marketable securities were $3.93 billion at March 31, 2013, compared with $3.72 billion at December 31, 2012. We generated cash flow from operations of $388 million during the three months ended March 31, 2013 as compared to $368 million in the three months ended March 31, 2012.

•
In January 2013 our Board of Directors adopted an amendment to our existing dividend policy pursuant to which we increased our quarterly cash dividend by 10.0% to $0.11 per share ($0.44 per share on an annual basis) payable to holders of our common stock.

•	We repurchased 3.2 million shares of our Class A common stock at a weighted average price of $33.42 in the three months ended March 31, 2013.

Business Enterprise Segments.

The following table presents details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
	(In millions)
Three Months Ended March 31, 2013
Net revenue	$537	$996	$429	$43	$2,005
Operating income (loss)	124	123	98	(147)	198
Three Months Ended December 31, 2012
Net revenue	$562	$1,012	$462	$44	$2,080
Operating income (loss)	139	159	120	(155)	263
Three Months Ended March 31, 2012
Net revenue	$494	$875	$406	$52	$1,827
Operating income (loss)	104	124	107	(285)	50

For additional information about our business enterprise segments and “All Other” category (including revenue and expense items reported under the "All Other" category), see further discussion in Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2012 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the three months ended March 31, 2013.

Results of Operations

The following table sets forth certain Unaudited Condensed Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
Net revenue:
Product revenue	97.5%	96.9%
Income from Qualcomm Agreement	2.1	2.8
Licensing revenue	0.4	0.3
Total net revenue	100.0	100.0
Costs and expenses:
Cost of product revenue	49.3	50.2
Research and development	30.7	29.9
Selling, general and administrative	8.9	9.8
Amortization of purchased intangible assets	0.7	0.9
Impairments of long-lived assets	0.5	1.5
Restructuring costs, net	—	0.3
Settlement costs	—	4.7
Total operating costs and expenses	90.1	97.3
Income from operations	9.9	2.7
Interest expense, net	(0.4)	(0.3)
Other income (expense), net	0.1	(0.1)
Income before income taxes	9.6	2.3
Provision for (benefit of) income taxes	0.1	(2.5)
Net income	9.5%	4.8%

The following table presents supplementary financial data as a percentage of net revenue:

	Three Months Ended
	March 31,
	2013	2012
Net Revenue By Reportable Segment
Broadband Communications	26.8%	27.0%
Mobile and Wireless	49.7	48.0
Infrastructure and Networking	21.4	22.2
All other (1)	2.1	2.8
Gross Margin Data
Product gross margin	49.4%	48.1%
Total gross margin	50.7	49.8
Stock-Based Compensation Expense (included in each functional line item)
Cost of product revenue	0.3%	0.5%
Research and development	4.9	5.1
Selling, general and administrative	1.7	2.6

(1)	Includes (i) income relating to the Qualcomm Agreement and (ii) other revenue from certain patent license agreements.

Net Revenue By Reportable Segments

The following table presents net revenue from each of our reportable segments and such segments' respective contribution to net revenue:

	Three Months Ended			Quarter over Quarter		Year over Year
	March 31, 2013	December 31, 2012	March 31, 2012	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Broadband Communications	$537	$562	$494	$(25)	(4.4)%	$43	8.7%
Mobile and Wireless	996	1,012	875	(16)	(1.6)	121	13.8
Infrastructure and Networking	429	462	406	(33)	(7.1)	23	5.7
All other (1)	43	44	52	(1)	(2.3)	(9)	(17.3)
Total net revenue	$2,005	$2,080	$1,827	$(75)	(3.6)	$178	9.7

(1)	Includes (i) income relating to the Qualcomm Agreement and (ii) other revenue from certain patent license agreements.

Broadband Communications. The increase in net revenue in the three months ended March 31, 2013 as compared to three months ended March 31, 2012 resulted primarily from an increase in sales of our set-top box, or STB, and broadband modem solutions of $58 million, partially offset by a reduction in sales of our digital television and Blu-ray Disc products of $15 million. The decrease in net revenue in the three months ended March 31, 2013 as compared to the three months ended December 31, 2012, resulted primarily from a decrease in sales of our STB and broadband modem products of $20 million. Broadband modem and STB growth from the three months ended March 31, 2012 was generally driven by an increase in the number of global subscribers for broadband access and pay-TV services, respectively, as well as the adoption of faster modems, new features and the roll-out of more highly integrated platforms by global service providers. In broadband access, the market is transitioning to higher speed DOCSIS, PON and DSL modems. These transitions generally demand more semiconductor content. The decrease in sales of our digital television and Blu-ray Disc products was the result of our decision to exit from those particular consumer electronic markets and reallocate resources to more attractive opportunities.

Mobile and Wireless. The increase in net revenue in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 resulted primarily from an increase in sales of our cellular SoCs and wireless connectivity products of $83 million and other wireless technology products of $61 million, partially offset by a decrease in sales of our multimedia co-processors of $23 million. The decrease in net revenue in the three months ended March 31, 2013 as compared to the three months ended December 31, 2012 resulted primarily from a decrease in sales of our other wireless technology products of $25 million, partially offset by an increase in sales of our cellular SoCs and wireless connectivity products of $9 million. Growth in our cellular SoCs and wireless connectivity businesses has been driven by increased demand for our 3G SoC solutions and demand for higher-end end-devices which require Wi-Fi and Bluetooth connectivity. Growth is also driven by the ramp of faster cellular modems, more powerful applications processors, new connectivity technologies, and richer connectivity features. For example, in connectivity, we are seeing the transition from single-band to dual-band WiFi and from 802.11n to 802.11ac. We are also ramping new connectivity technologies, including near field communication (NFC). The multimedia co-processor business has declined due to the end of life of certain customer products and the integration of multimedia co-processor into our 3G SoC solutions.

Infrastructure and Networking. The increase in net revenue for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 resulted primarily from an increase in sales of our communication processors of $41 million, partially offset by a decrease in sales of our Ethernet controller products of $11 million. The increase in sales of our communication processors resulted from our acquisition of NetLogic in February 2012. The decrease in Ethernet controller products was primarily due to softness in the PC market. The decrease in net revenue for the three months ended March 31, 2013 as compared to the three months ended December 31, 2012 resulted primarily from a decrease in sales of our Ethernet switches and PHYs of $20 million, as a result of softness in spending in the service provider and enterprise spaces. Growth in Ethernet switches and PHYs is generally driven by the on-going transition to packet-based networks to support the delivery of video and mobile data over the Internet, an increase in hosted services and cloud computing, and the ongoing growth in unified communications in the enterprise. For example, in the data center market, we have benefited from the ramp of 10G networking in top-of-rack implementations. We have also benefited from expanding the addressable market for our infrastructure and networking products. We recently announced new entries into the optical transport networking market, 100G coherent PHY.

Rebates. We recorded rebates to certain customers of $161 million, or 8.0% of net revenue, $215 million, or 10.3% of net revenue, and $147 million, or 8.0% of net revenue, in the three months ended March 31, 2013, December 31, 2012, and March 31, 2012, respectively. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of $6 million, $10 million and $3 million in the three months ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs.

Concentration of Net Revenue

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers represented 51.4% and 49.2% of our total net revenue in the three months ended March 31, 2013 and 2012, respectively. Sales to two significant customers, those representing 10% or more of total net revenue, represented 36.8% and 31.3% of our total net revenue in the three months ended March 31, 2013 and 2012, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. Our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the seasonal variations in consumer products and changes in the overall economic environment. For these and other reasons, our total net revenue and results of operations for the three months ended March 31, 2013 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Total Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin

The following table presents total net revenue, cost of product revenue, product gross margin and total gross margin:

	Three Months Ended			Quarter over Quarter		Year over Year
	March 31, 2013	December 31, 2012	March 31, 2012	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Product revenue	$1,954	$2,028	$1,770	$(74)	(3.6)%	$184	10.4%
Income from Qualcomm Agreement	43	43	52	—	—	(9)	(17.3)
Licensing revenue	8	9	5	(1)	(11.1)	3	60.0
Total net revenue	$2,005	$2,080	$1,827	$(75)	(3.6)	$178	9.7
Cost of product revenue	$988	$1,025	$918	$(37)	(3.6)	$70	7.6
Product gross margin	49.4%	49.5%	48.1%
Total gross margin	50.7%	50.7%	49.8%

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

Product gross margin increased to 49.4% in the three months ended March 31, 2013 as compared to 48.1% in the three months ended March 31, 2012 primarily due to a reduction of inventory valuation step-up of $21 million and the net revenue generated by our acquisition of NetLogic (which business has higher product gross margins), offset in part by increases in amortization of purchased intangibles and excess and obsolete inventory expense of $6 million and $12 million, respectively. The decrease in inventory step-up was primarily the result of the sell through of inventory assumed in our acquisition of

NetLogic in prior quarters. The increase in the amortization of purchased intangibles was primarily the result of the full quarter impact of our acquisitions of NetLogic and BroadLight Inc. Product gross margin also includes $7 million and $3 million of licensing costs related to NPEs in the three months ended March 31, 2013 and 2012, respectively.

Product gross margin was nearly flat at 49.4% in the three months ended March 31, 2013 as compared to 49.5% in the three months ended December 31, 2012. Product gross margin also includes $7 million and $8 million of licensing costs related to NPEs in each of the three months ended March 31, 2013 and December 31, 2012, respectively.

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

The following table presents details of research and development expense:

	Three Months Ended			Quarter over Quarter		Year over Year
	March 31, 2013	December 31, 2012	March 31, 2012	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$348	$326	$304	$22	6.7%	$44	14.5%
Stock-based compensation	99	90	94	9	10.0	5	5.3
Development and design costs	93	96	79	(3)	(3.1)	14	17.7
Other	75	78	69	(3)	(3.8)	6	8.7
Research and development	$615	$590	$546	$25	4.2%	$69	12.6%

The increase in salaries and benefits for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily attributable to an increase in headcount of approximately 1,000 personnel, bringing headcount to approximately 8,850 at March 31, 2013, which represents a 12.7% increase from March 31, 2012. See below for discussion of stock-based compensation. Development and design costs increased in the three months ended March 31, 2013 due to increases in tape-out costs related to moving to smaller geometries, as well as engineering design tool expenses. Development and design costs vary from period to period depending on the timing of development and tape-out of various products. The increase in the Other line item in the above table is primarily attributable to an increase in depreciation expenses.

The increase in salaries and benefits for the three months ended March 31, 2013 as compared to the three months ended December 31, 2012 was primarily attributable to fringe expense associated with our bonuses for 2012 paid in the three months ended March 31, 2013. See below for discussion of stock-based compensation. Development and design costs decreased in the three months ended March 31, 2013 due to decreases in engineering and prototyping costs. The decrease in the Other line item in the above table is primarily attributable to a decrease in facility expenses.
We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We expect research and development costs to increase as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies, including acquisitions. Approximately 45% of our products are currently manufactured in 65 nanometers (with an increasing number of products being manufactured in 40 nanometers). We are designing most new products in 40 nanometers, 28 nanometers and 20 nanometers, and are beginning to evaluate FinFET technologies. We currently hold more than 8,050 U.S. and more than 3,200 foreign patents and more than 7,650 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The following table presents details of selling, general and administrative expense:

	Three Months Ended			Quarter over Quarter		Year over Year
	March 31, 2013	December 31, 2012	March 31, 2012	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$88	$87	$80	$1	1.1%	$8	10.0%
Stock-based compensation	34	32	47	2	6.3	(13)	(27.7)
Legal and accounting fees	23	21	23	2	9.5	—	—
Other	34	32	29	2	6.3	5	17.2
Selling, general and administrative	$179	$172	$179	$7	4.1%	$—	—%

The increase in salaries and benefits for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily attributable to the full quarter impact of our acquisition of NetLogic in 2012. Our headcount remained flat at approximately 1,950 personnel at March 31, 2013. See below for discussion of stock-based compensation. Legal fees remained flat year over year. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and prior years’ securities litigation, patent prosecution and filings and various other transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for further information. The increase in Other line item was primarily attributable to an increase in facilities expense.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended			Quarter over Quarter		Year over Year
	March 31, 2013	December 31, 2012	March 31, 2012	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$7	$6	$9	$1	16.7%	$(2)	(22.2)%
Research and development	99	90	94	9	10.0	5	5.3
Selling, general and administrative	34	32	47	2	6.3	(13)	(27.7)
	$140	$128	$150	$12	9.4%	$(10)	(6.7)%

The decrease in stock-based compensation for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily attributable to the accelerated vesting of certain equity awards of $17 million upon the termination of certain former NetLogic employees with change in control agreements. In the three months ended March 31, 2013, we also granted equity awards with a fair value of $413 million, primarily related to our regular annual equity compensation review program, which will be expensed over the next four years. The increase in stock-based compensation for the three months ended March 31, 2013 as compared to the three months ended December 31, 2012 was primarily attributable to the equity awards granted above.

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2013 and through 2017 related to unvested share-based payment awards:

	2013	2014	2015	2016	2017	Total
	(In millions)
Unearned stock-based compensation	$384	$373	$233	$119	$15	$1,124

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

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended			Quarter over Quarter		Year over Year
	March 31, 2013	December 31, 2012	March 31, 2012	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$43	$50	$37	$(7)	(14.0)%	$6	16.2%
Other operating expenses	15	31	17	(16)	(51.6)	(2)	(11.8)
	$58	$81	$54	$(23)	(28.4)%	$4	7.4%

The decrease in amortization of purchased intangible assets for the three months ended March 31, 2013 as compared to the three months ended December 31, 2012 reflects the pattern in which the economic benefits of the intangible assets were consumed or otherwise used.

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), currently estimated to be expensed in the remainder of 2013 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Cost of product revenue	$132	$218	$216	$199	$186	$615	$1,566
Other operating expenses	43	64	32	9	3	5	156
	$175	$282	$248	$208	$189	$620	$1,722

Impairment of Goodwill and Other Long-Lived Assets

In March 2013 we recorded impairment charges, primarily for IPR&D of $10 million, related to our acquisition of Provigent, Inc. included in our Infrastructure and Networking reportable segment. In March 2012 we recorded impairment charges for developed technology of $28 million, primarily related to our acquisitions of Dune Networks, Inc. and Percello Ltd. included in our Infrastructure and Networking, and Broadband Communications reportable segments, respectively. The primary factor contributing to these impairment charges was the reduction in the revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with the impaired assets.

As discussed in Note 10, "Impairment of Goodwill and Long-Lived Assets," in Part IV, Item 15 of our 2012 Annual Report, based on our annual asset impairment testing and the increased balance of goodwill due to our recent acquisitions, including NetLogic, we determined there was a risk of our Infrastructure and Networking reporting unit failing the first step of the goodwill impairment test in future periods. The level of excess fair value over carrying value for this reporting unit was approximately 19% as of October 1, 2012. There have been no significant additional indicators of impairment that would require us to update our 2012 annual impairment testing in the three months ended March 31, 2013.

Settlement Costs

We did not record any settlement costs in the three months ended March 31, 2013. We recorded settlement costs of $86 million in the three months ended March 31, 2012 primarily related to patent infringement claims. See Note 8 of Notes to the Unaudited Condensed Consolidated Financial Statements.

Provision for (Benefit of) Income Taxes

We recorded a tax provision of $2 million and a tax benefit of $45 million for the three months ended March 31, 2013 and March 31, 2012, respectively. Our effective tax rates were 1.0% and (104.7)% for the three months ended March 31, 2013 and March 31, 2012, respectively. The differences between our effective tax rates and the 35% federal statutory rate, primarily relate to foreign earnings taxed at substantially lower rates than the federal statutory rate due principally to our tax holiday in Singapore, and domestic tax losses recorded without tax benefits. In addition, we recorded tax benefits of $46 million for the three months ended March 31, 2012, resulting from reductions in our U.S. valuation allowance on certain deferred tax assets due to recording net deferred tax liabilities for identifiable intangible assets under purchase accounting.

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $26 million and $29 million at March 31, 2013 and December 31, 2012, respectively.

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

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities. The following table presents working capital, cash and cash equivalents, and marketable securities:

	March 31, 2013	December 31, 2012	$ Change
	(In millions)
Working capital	$2,222	$2,099	$123

Cash and cash equivalents	$1,742	$1,617	125
Short-term marketable securities	727	757	(30)
Long-term marketable securities	1,457	1,348	109
Total cash and cash equivalents and marketable securities	$3,926	$3,722	$204

Cash and cash equivalents increased to $1.74 billion at March 31, 2013 from $1.62 billion at December 31, 2012 as a result of cash provided by operating activities, offset by our quarterly dividend payments, repurchases of shares of our Class A common stock and purchases of marketable securities and property and equipment.

See discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Net cash provided by operating activities	$388	$368
Net cash used in investing activities	(121)	(3,095)
Net cash used in financing activities	(142)	(94)
Increase (decrease) in cash and cash equivalents	125	(2,821)
Cash and cash equivalents at beginning of period	1,617	4,146
Cash and cash equivalents at end of period	$1,742	$1,325

Operating Activities

In the three months ended March 31, 2013 our operating activities provided $388 million in cash. This was primarily the result of net income of $191 million, net non-cash operating expenses of $247 million, offset in part by changes in operating assets and liabilities of $50 million. In the three months ended March 31, 2012 our operating activities provided $368 million in cash. This was primarily the result of net income of $88 million, net non-cash operating expenses of $260 million and changes in operating assets and liabilities of $20 million.

Our days sales outstanding increased from 32 days at December 31, 2012 to 34 days at March 31, 2013 due to revenue linearity (meaning an increased percentage of sales occurred in the final month of the quarter). We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

Our inventory days on hand increased from 47 days at December 31, 2012 to 48 days at March 31, 2013 primarily to meet the anticipated revenue levels in the three months ending June 30, 2013. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing Activities

Investing activities used $121 million in cash in the three months ended March 31, 2013, which was primarily the result of $41 million of capital equipment purchases to support our research and development efforts and $80 million in net purchases of marketable securities. Investing activities used $3.10 billion in cash in the three months ended March 31, 2012, which was primarily the result of $3.39 billion in net cash paid for our acquisition of NetLogic and $74 million of capital equipment purchases to support our research and development efforts, offset in part by $372 million in net proceeds from sales and maturities of marketable securities.

Financing Activities

Our financing activities used $142 million in cash in the three months ended March 31, 2013, which was primarily the result of repurchases of our Class A common stock of $107 million, dividends of $63 million, and $40 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $68 million in proceeds received from issuances of common stock upon the exercise of stock options. Our financing activities used $94 million in cash in the three months ended March 31, 2012, which was primarily the result of a $53 million payment of contingent consideration assumed from our acquisition of NetLogic, dividends of $55 million, and $48 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $62 million in proceeds received from issuances of common stock upon the exercise of stock options.

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

Short and Long-Term Financing Arrangements

At March 31, 2013, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

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

The credit facility contains customary representations, warranties and covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We were in compliance with all debt covenants as of March 31, 2013.

Senior Notes

The following table summarizes details of our senior unsecured notes, or Notes:

March 31, 2013
(In millions)
1.500% fixed-rate notes, due 2013	$300
2.375% fixed-rate notes, due 2015	400
2.700% fixed-rate notes, due 2018	500
2.500% fixed-rate notes, due 2022	500
$1,700
Unaccreted discount	(6)
Less current portion of long-term debt	(300)
$1,394

In connection with the Notes issued in August 2012 and due in 2022, or the 2022 Notes, we entered into a registration rights agreement pursuant to which we agreed to use our reasonable commercial efforts to file with the SEC an exchange offer registration statement to issue registered notes with substantially identical terms as the 2022 Notes in exchange for any outstanding 2022 Notes, or, under certain circumstances, a shelf registration statement to register the 2022 Notes. In the three months ended March 31, 2013 we filed an exchange offer registration statement to issue registered notes with substantially identical terms as the original 2022 Notes. The registration statement was declared effective by the SEC and we commenced our offering on April 10, 2013. The offer will expire on May 8, 2013, or on such subsequent date or time to which we may extend the offer. If we are unable to timely complete our registration obligation, we will be subject to interest penalties.

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

Other Notes and Borrowings

We had no other significant notes or borrowings as of March 31, 2013.

Commitments and Other Contractual Obligations

There have been no material changes in the three months ended March 31, 2013 to the amounts presented in the table under the "Commitments and Other Contractual Obligations" section in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operation" of our 2012 Annual Report.

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

As of March 31, 2013 we have approximately $1.56 billion of cash, cash equivalents, and marketable securities held by our foreign subsidiaries. Any potential additional income, which could result if we were to repatriate our remaining foreign cash, cash equivalents and marketable securities would be offset by existing net operating loss and research and development tax credit carryforwards and should not have a material effect on our tax liabilities.

Off-Balance Sheet Arrangements

At March 31, 2013 we had no material off-balance sheet arrangements, other than our facility operating leases.

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

To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 31, 2013, a 100 basis point increase in interest rates across all maturities would result in a $28 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analysis performed as of March 31, 2013 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules

13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2013, the end of the period covered by this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Report and in our other filings with the SEC, including our 2012 Annual Report and subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our Class A common stock will likely decline, and you may lose all or part of your investment.

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

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Contributions to our net revenue by these customers have increased in the last several years. Sales to our five largest customers represented 51.4%, and 49.2% of our total net revenue in the three months ended March 31, 2013 and 2012, respectively. Sales to two significant customers, those representing 10% or more of total net revenue, represented 36.8% and 31.3% of our total net revenue in the three months ended March 31, 2013 and 2012, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The loss of any significant customer could materially and adversely affect our financial condition and results of operations. Also, as our significant customers become larger relative to our business and the industry, they may be able to leverage pricing pressure through the supply chain, vertical integration or other avenues, thereby adversely affecting our gross margins.

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

In addition, the vast majority of our licensing revenue and related income to date has been derived from the Qualcomm Agreement. From April 2009 through March 31, 2013, we recorded $813 million in income derived from this agreement and we expect to record an additional $43 million in the three months ending June 30, 2013. The income from the Qualcomm Agreement is non-recurring and will terminate in April 2013. There can be no assurances that we will be able to enter into additional such arrangements of this magnitude in the future, or that we will be able to successfully collect the remaining payments due to us under the Qualcomm Agreement in the event of a default by Qualcomm.

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

Our stock price is highly volatile.

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2010 through March 31, 2013 our Class A common stock has traded at prices as low as $26.40 and as high as $47.39 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

Acquisitions can result in increased debt or contingent liabilities. While we believe we will have the ability to service any additional debt we may potentially issue in connection with acquisitions, our ability to make principal and interest payments when due depends upon our future performance, which will be subject to general economic conditions, industry cycles, and business and other factors affecting our operations, including the other risk factors described in this section, many of which are beyond our control. Acquisitions can also result in adverse tax consequences, warranty or product liability exposure related to acquired assets, additional stock-based compensation expense, write up of acquired inventory to fair value, and the recording and later amortization of amounts related to certain purchased intangible assets, all of which can adversely affect our reported results on a GAAP basis. In addition, we have in the past and may in the future record goodwill and other purchased intangible assets in connection with an acquisition and incur impairment charges in the future. As discussed in our 2012 Annual Report under the “Critical Accounting Policies and Estimates” section in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," we have determined that we currently have goodwill at risk of potential impairment in future periods related to our Infrastructure and Networking reportable segment.

We are exposed to risks associated with our international operations.

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to international destinations, primarily in Asia, represented 97.0% and 96.4% of our product revenue in the three months ended March 31, 2013 and 2012, respectively. Substantially all of our products are shipped through our logistical facilities in Singapore. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our international business activities and to open other design and operational centers abroad.

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

Our systems are subject to security breaches and other cybersecurity incidents.

We experience cyber attacks of varying degrees on a regular basis, and as a result, unauthorized parties have obtained, and may in the future obtain, access to our computer systems and networks. Such cyber attacks could result in the misappropriation of our proprietary information and technology or interrupt our business. The reliability and security of our information technology infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs is critical to our business. To the extent that any disruptions or security breaches result in significant loss or damage to our data, or inappropriate disclosure of significant proprietary information, it could cause damage to our reputation and affect our relationships with our customers and ultimately harm our business.

There can be no assurance that we will continue to declare cash dividends.

In January 2010, our Board of Directors adopted a dividend policy pursuant to which Broadcom would pay quarterly dividends on our common stock. In January 2011, January 2012, and again in January 2013 our Board of Directors increased the quarterly dividend payment. We intend to continue to pay such dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our shareholders and are in compliance with all laws and agreements of Broadcom applicable to the declaration and payment of cash dividends.

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

As of March 31, 2013 our co-founders, directors, executive officers and their respective affiliates beneficially owned 9.9% of our outstanding common stock and held 49.2% of the total voting power held by our shareholders. As a result, the voting power of these shareholders may strongly influence the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of all or substantially all of our assets. In particular, as of March 31, 2013 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 8.8% of our outstanding common stock and held 48.8% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we may not be able to engage in certain transactions, and our shareholders may not be able to effect certain actions or transactions, without the approval of these shareholders. Repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended March 31, 2013 we issued an aggregate of 342,000 shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

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

The following table presents details of our various repurchases during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May yet be Purchased under the Plans
	(In millions, except per share data)
January 2013	—	$—	—
February 2013	3.2	33.42	3.2
March 2013	—	—	—
Total	3.2	$33.42	3.2	N/A

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description

10.1	Letter Agreement for Change in Control Severance Benefit Program dated April 1, 2013 between the registrant and Michael E. Hurlston.

31.1	Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

April 23, 2013