Form 10-Q
period 2013-06-30
BROADCOM CORP
filed 2013-07-23
CIK 1054374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-Q
__________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2013 the registrant had 529 million shares of Class A common stock, $0.0001 par value, and 50 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2013 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,645	$1,617
Short-term marketable securities	836	757
Accounts receivable, net	761	740
Inventory	610	527
Prepaid expenses and other current assets	143	140
Total current assets	3,995	3,781
Property and equipment, net	517	485
Long-term marketable securities	1,696	1,348
Goodwill	3,731	3,726
Purchased intangible assets, net	1,164	1,786
Other assets	105	82
Total assets	$11,208	$11,208
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$300	$300
Accounts payable	638	549
Wages and related benefits	166	241
Deferred revenue and income	20	22
Accrued liabilities	538	570
Total current liabilities	1,662	1,682
Long-term debt	1,394	1,393
Other long-term liabilities	256	294
Commitments and contingencies
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	12,524	12,403
Accumulated deficit	(4,591)	(4,531)
Accumulated other comprehensive loss	(37)	(33)
Total shareholders’ equity	7,896	7,839
Total liabilities and shareholders’ equity	$11,208	$11,208

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions, except per share data)
Net revenue:
Product revenue	$2,035	$1,917	$3,989	$3,687
Income from Qualcomm Agreement	43	48	86	100
Licensing revenue	12	6	20	11
Total net revenue	2,090	1,971	4,095	3,798
Costs and expenses:
Cost of product revenue	1,030	1,021	2,018	1,939
Research and development	619	582	1,234	1,128
Selling, general and administrative	174	171	353	350
Amortization of purchased intangible assets	14	33	29	50
Impairments of long-lived assets	501	9	511	37
Restructuring costs, net	—	1	—	4
Settlement costs	—	2	—	88
Total operating costs and expenses	2,338	1,819	4,145	3,596
Income (loss) from operations	(248)	152	(50)	202
Interest expense, net	(9)	(7)	(17)	(13)
Other income, net	3	7	6	6
Income (loss) before income taxes	(254)	152	(61)	195
Benefit of income taxes	(3)	(8)	(1)	(53)
Net income (loss)	$(251)	$160	$(60)	$248
Net income (loss) per share (basic)	$(0.43)	$0.29	$(0.10)	$0.45
Net income (loss) per share (diluted)	$(0.43)	$0.28	$(0.10)	$0.43
Weighted average shares (basic)	578	555	574	551
Weighted average shares (diluted)	578	575	574	572
Dividends per share	$0.11	$0.10	$0.22	$0.20

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of operations above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Cost of product revenue	$6	$6	$13	$15
Research and development	95	95	194	189
Selling, general and administrative	35	36	69	83

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Net income (loss)	$(251)	$160	$(60)	$248
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2013 and 2012	(1)	(45)	1	(25)
Unrealized gains (losses) on marketable securities, net of $0 tax in 2013 and 2012	(6)	(1)	(5)	2
Other comprehensive loss	(7)	(46)	(4)	(23)
Comprehensive income (loss)	$(258)	$114	$(64)	$225

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2013	2012
	(In millions)
Operating activities
Net income (loss)	$(60)	$248
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	78	57
Stock-based compensation expense	276	287
Acquisition-related items:
Amortization of purchased intangible assets	116	143
Impairments of long-lived assets	511	37
Gain on strategic investments and other	(1)	(3)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21)	(98)
Inventory	(83)	(7)
Prepaid expenses and other assets	(27)	(10)
Accounts payable	92	151
Deferred revenue and income	(9)	(14)
Accrued settlement costs	(41)	51
Other accrued and long-term liabilities	(109)	(125)
Net cash provided by operating activities	722	717
Investing activities
Net purchases of property and equipment	(108)	(124)
Net cash paid for acquired companies	—	(3,572)
Sales of strategic investments	—	3
Purchases of marketable securities	(1,536)	(714)
Proceeds from sales and maturities of marketable securities	1,105	1,005
Net cash used in investing activities	(539)	(3,402)
Financing activities
Repurchases of Class A common stock	(217)	—
Dividends paid	(127)	(111)
Payment of assumed contingent consideration	—	(53)
Proceeds from issuance of common stock	267	156
Minimum tax withholding paid on behalf of employees for restricted stock units	(78)	(91)
Net cash used in financing activities	(155)	(99)
Increase (decrease) in cash and cash equivalents	28	(2,784)
Cash and cash equivalents at beginning of period	1,617	4,146
Cash and cash equivalents at end of period	$1,645	$1,362

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

For a complete summary of our significant accounting policies, please refer to Note 1, "Summary of Significant Accounting Policies", in Part IV, Item 15 of our 2012 Annual Report. There have been no material changes to our significant accounting policies during the six months ended June 30, 2013.

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

2.	Supplemental Financial Information

Inventory

The following table presents details of our inventory:

	June 30, 2013	December 31, 2012
	(In millions)
Work in process	$252	$187
Finished goods	358	340
	$610	$527

Accrued Liabilities

The following table presents details of our accrued liabilities included in current liabilities:

	June 30, 2013	December 31, 2012
	(In millions)
Accrued rebates	$333	$383
Accrued royalties	24	21
Accrued settlement charges	54	68
Accrued legal costs	20	15
Accrued taxes	22	16
Warranty reserve	9	13
Other	76	54
	$538	$570

Other Long-Term Liabilities

The following table presents details of our other long-term liabilities:

	June 30, 2013	December 31, 2012
	(In millions)
Deferred rent	$50	$54
Accrued taxes	80	67
Deferred tax liabilities	34	45
Accrued settlement charges	31	58
Deferred revenue	40	47
Other long-term liabilities	21	23
	$256	$294

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates:

	Six Months Ended
	June 30,
	2013	2012
	(In millions)
Beginning balance	$383	$317
Charged as a reduction of revenue	353	296
Reversal of unclaimed rebates	(13)	(5)
Payments	(390)	(311)
Ending balance	$333	$297

We recorded customer rebates of $192 million and $149 million in the three months ended June 30, 2013 and 2012, respectively.

Computation of Net Income (Loss) Per Share

Net income (loss) per share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Net income (loss) per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of stock options and restricted stock units calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our Class A common stock results in a greater dilutive effect from outstanding stock options, stock purchase rights and restricted stock units. Additionally, the exercise of employee stock options and stock purchase rights and the vesting of restricted stock units results in a further dilutive effect on net income (loss) per share.

The following table presents the computation of net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions, except per share data)
Numerator: Net income (loss)	$(251)	$160	$(60)	$248
Denominator for net income (loss) per share (basic)	578	555	574	551
Effect of dilutive securities:
Stock awards	—	20	—	21
Denominator for net income (loss) per share (diluted)	578	575	574	572
Net income (loss) per share (basic)	$(0.43)	$0.29	$(0.10)	$0.45
Net income (loss) per share (diluted)	$(0.43)	$0.28	$(0.10)	$0.43

Net income (loss) per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 34 million and 26 million anti-dilutive common share equivalents in the three months ended June 30, 2013 and 2012, respectively, and 35 million and 25 million anti-dilutive common share equivalents in the six months ended June 30, 2013 and 2012, respectively.

Income from the Qualcomm Agreement

For a discussion of income from our April 2009 agreement with Qualcomm Incorporated, or the Qualcomm Agreement, please see our 2012 Annual Report. The income from the Qualcomm Agreement is non-recurring and terminated in April 2013.

Supplemental Cash Flow Information

In the six months ended June 30, 2013, we paid $27 million for capital equipment that was accrued as of December 31, 2012 and had billings of $24 million for capital equipment that were accrued but not yet paid as of June 30, 2013.

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

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and marketable securities’ costs, gross unrealized gains, gross unrealized losses and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities:

	June 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$203	$—	$—	$203	$203	$—	$—
Level 1:
Bank and time deposits	1,072	—	—	1,072	932	120	20
Money market funds	283	—	—	283	283	—	—
U.S. treasury and agency obligations	915	—	(2)	913	—	139	774
Subtotal	2,270	—	(2)	2,268	1,215	259	794
Level 2:
Commercial paper	230	—	—	230	226	4	—
Corporate bonds	1,423	1	(2)	1,422	—	549	873
Asset-backed securities and other	54	—	—	54	1	24	29
Subtotal	1,707	1	(2)	1,706	227	577	902
Total	$4,180	$1	$(4)	$4,177	$1,645	$836	$1,696

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$213	$—	$—	$213	$213	$—	$—
Level 1:
Bank and time deposits	904	—	—	904	884	20	—
Money market funds	250	—	—	250	250	—	—
U.S. treasury and agency obligations	936	1	—	937	—	201	736
Corporate bonds	1	—	—	1	—	1	—
Subtotal	2,091	1	—	2,092	1,134	222	736
Level 2:
Commercial paper	432	—	—	432	270	162	—
Corporate bonds	921	2	(1)	922	—	351	571
Asset-backed securities and other	63	—	—	63	—	22	41
Subtotal	1,416	2	(1)	1,417	270	535	612
Total	$3,720	$3	$(1)	$3,722	$1,617	$757	$1,348

There were no transfers between Level 1, Level 2 or Level 3 securities in the six months ended June 30, 2013. All of our long-term marketable securities had maturities of between one and three years in duration at June 30, 2013. Our cash, cash equivalents and marketable securities at June 30, 2013 consisted of $2.38 billion held domestically, with the remaining balance of $1.80 billion held by foreign subsidiaries.

At June 30, 2013 we had 214 investments with a fair value of $1.47 billion that were in an unrealized loss position for less than 12 months. Our gross unrealized losses of $4 million for these investments at June 30, 2013 were due to changes in market rates. We have determined that the gross unrealized losses on these investments at June 30, 2013 are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.

Instruments Not Recorded at Fair Value on a Recurring Basis. We measure the fair value of our long-term debt carried at amortized cost quarterly for disclosure purposes. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $1.69 billion and $1.75 billion as of June 30, 2013 and December 31, 2012, respectively. The recorded values of all our accounts receivable and accounts payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

4.	Income Taxes

The following tables present details of the benefit of income taxes and our effective tax rates:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In millions, except percentages)
Benefit of income taxes	$(3)	$(8)	(1)	(53)
Effective tax rates	1.2%	(5.3)%	1.6%	(27.2)%

The differences between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at substantially lower rates than the federal statutory rate, and domestic tax losses recorded without tax benefits. In determining our annualized effective tax rates, the tax effects of the impairments of purchased intangible assets of $501 million and $9 million for the three months ended June 30, 2013 and June 30, 2012, respectively, and $511 million and $37 million for the six months ended June 30, 2013 and June 30, 2012, respectively, were treated as discrete items. As a result, we recorded discrete tax benefits for the impairments of purchased intangible assets of $8 million and $10 million for the three and six months ended June 30, 2013, respectively. We also recorded discrete tax benefits resulting primarily from the expiration of statutes of limitations for the assessment of taxes in various foreign jurisdictions of $4 million and $5 million for the three months ended June 30, 2013 and June 30, 2012, respectively, and $6 million and $7 million for the six months ended June 30, 2013 and June 30, 2012, respectively. In addition, we recorded tax benefits resulting from reductions in our U.S. valuation allowance on certain deferred tax assets due to recording net deferred tax liabilities for identifiable intangible assets under purchase accounting of $5 million and $51 million for the three and six months ended June 30, 2012, respectively.

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $16 million and $29 million at June 30, 2013 and December 31, 2012, respectively.
We operate under tax incentives in Singapore, which are effective through March 2014. The tax incentives are conditional upon our meeting certain employment and investment thresholds. We are in discussions with the Singapore Economic Development Board with respect to tax incentives for periods after March 31, 2014.

5.	Debt and Credit Facility

Senior Notes

The following table presents details of our senior notes, or Notes:

June 30, 2013
(In millions)
1.500% fixed-rate notes, due 2013	$300
2.375% fixed-rate notes, due 2015	400
2.700% fixed-rate notes, due 2018	500
2.500% fixed-rate notes, due 2022	500
$1,700
Unaccreted discount	(6)
Less current portion of long-term debt	(300)
$1,394

In connection with the Notes issued in August 2012 and due in 2022, or the 2022 Notes, we entered into a registration rights agreement pursuant to which we agreed to use our reasonable commercial efforts to file with the SEC an exchange offer registration statement to issue registered notes with substantially identical terms as the 2022 Notes in exchange for any outstanding 2022 Notes, or, under certain circumstances, a shelf registration statement to register the 2022 Notes. In the six months ended June 30, 2013 we commenced and completed an exchange offer to issue registered notes with substantially identical terms as the original 2022 Notes. Substantially all of the original notes were exchanged.

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

Quarterly Dividend

In January 2013 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased the quarterly cash dividend by 10.0% to $0.11 per share ($0.44 per share on an annual basis) payable to holders of our common stock. In the three and six months ended June 30, 2013 and 2012 we paid $64 million, $127 million, $56 million and $111 million, respectively, in dividends to holders of our Class A and Class B common stock.

Share Repurchase Program

In February 2010 we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset dilution of incremental grants of stock awards associated with our stock incentive plans. The maximum number of shares of our Class A common stock that may be repurchased in any one year under this program (including under an accelerated share repurchase agreement or other arrangement) is equal to the total number of shares issued pursuant to our equity awards in the previous year and the current year. This program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. It may also be complemented with an additional share repurchase program in the future. Under the evergreen program we repurchased 3.3 million and 6.5 million shares of our Class A common stock at a weighted average price of $33.79 and $33.61 in the three and six months ended June 30, 2013, respectively.

Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

7.	Employee Benefit Plans

Combined Incentive Plan Activity

Restricted stock unit activity is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2012	25	$35.55
Restricted stock units granted	13	33.90
Restricted stock units cancelled	(1)	35.15
Restricted stock units vested	(7)	33.05
Balance at June 30, 2013	30	$35.44

Stock option activity is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
	(In millions, except per share data)
Balance at December 31, 2012	58	$28.11
Options cancelled	—	40.48
Options exercised	(9)	22.22
Balance at June 30, 2013	49	$29.10

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2013 through 2017 related to unvested share-based payment awards:

	2013	2014	2015	2016	2017	Total
	(In millions)
Unearned stock-based compensation	$245	$374	$235	$122	$17	$993

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

Other Proceedings

In April 2008 we delivered a Notice of Arbitration and Arbitration Claim to our former independent registered public accounting firm Ernst & Young LLP, or EY, and certain related parties. The arbitration relates to the issues that led to the restatement of our financial statements for the periods from 1998 through March 31, 2006 as disclosed in an amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and an amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed with the SEC on January 23, 2007. In May 2008 EY delivered a Notice of Defense and Counterclaim. The arbitration hearing occurred in January 2013. In July 2013 we entered into a confidential settlement agreement with EY pursuant to which the parties mutually dismissed all claims, deny liability and EY will pay a settlement amount to Broadcom. As this gain is a non-recognizable subsequent event for financial reporting purposes, we expect to record this transaction in the three months ending September 30, 2013.

In February 2012 we were notified by the SEC’s Division of Enforcement - Los Angeles Regional office that it was conducting a formal investigation of our accounting practices related to litigation reserves. The SEC requested documents and information for the time period commencing June 1, 2010 to February 2012. We believe that the SEC’s investigation was prompted by allegations of a former employee relating to our processes and decisions regarding litigation reserves in the first quarter of 2011 in connection with asserted and unasserted intellectual property claims. Following our receipt of these allegations in April 2011, we, with oversight from the Audit Committee of the Board of Directors, conducted an internal review of these allegations with the assistance of independent outside counsel and did not identify any improprieties. This investigation was completed during the three months ended June 30, 2011. In addition, based on the internal review, the results of which were discussed with the our independent registered public accounting firm, we determined that no adjustments to our fiscal 2010 and March 31, 2011 consolidated financial statements were necessary relating to the subject matter of the review. We were informed by letter to our outside counsel dated June 11, 2013 that the SEC's Division of Enforcement had completed its investigation as to Broadcom and does not intend to recommend any enforcement action by the SEC.

In July 2012, a former employee filed a lawsuit against us alleging wrongful termination in violation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and fundamental public policy under state law. The former employee alleges that he was terminated in June 2011 because he raised concerns that Broadcom did not appropriately accrue for and report certain loss contingencies in the three months ended March 31, 2011. We believe the lawsuit is without merit. On December 7, 2012, we filed a motion to dismiss the case. The Court granted our motion and gave the plaintiff leave to amend his complaint. Plaintiff filed his First Amended Complaint on February 20, 2013. The Court denied our motion to dismiss the First Amended Complaint on May 14, 2013. We are proceeding with discovery. Trial is set for April 2014.

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

Settlement Costs and Other Related Items

We did not record any settlement costs in the three and six months ended June 30, 2013. We recorded settlement costs of $2 million and $88 million in the three and six months ended June 30, 2012, respectively, related to the settlement of patent infringement claims.

9.	Goodwill and Other Purchased Intangible Assets

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	Foreign Currency	Consolidated
	(In millions)
Goodwill	$770	$1,013	$3,778	$(6)	$5,555
Accumulated impairment losses	—	(543)	(1,286)	—	(1,829)
Goodwill at December 31, 2012	$770	$470	$2,492	$(6)	$3,726
Effects of foreign currency translation	—	—	—	5	5
Goodwill at June 30, 2013	$770	$470	$2,492	$(1)	$3,731

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	June 30, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Developed technology	$1,396	$(452)	$944	$1,748	$(443)	$1,305
In-process research and development	131	—	131	311	—	311
Customer relationships	231	(150)	81	380	(222)	158
Other	34	(26)	8	37	(25)	12
	$1,792	$(628)	$1,164	$2,476	$(690)	$1,786

In the six months ended June 30, 2013 we reclassified $81 million of in-process research and development, or
IPR&D, costs to developed technology primarily related to digital front end (DFE) processors from our acquisition of NetLogic Microsystems, Inc., or NetLogic. These purchased intangible assets were subsequently impaired as discussed below.

Impairment of Purchased Intangible Assets

In the three months ended June 30, 2013 we recorded impairment charges of $501 million, of which $461 million related to our acquisition of NetLogic. The remaining $40 million of the impairment is primarily related to our acquisition of Provigent. Both of these acquisitions are included in our Infrastructure and Networking reportable segment. Based on our impairment analysis, as further detailed below, we impaired $358 million of completed technology, $91 million of IPR&D, $50 million of customer relationships, and $2 million of other purchased intangible assets.

Over the last six months we have seen a steady reduction in near-term sales forecasts for NetLogic products sold into the service provider market, which caused us to review our long-term forecasts. In addition, we downwardly revised our longer-term expectations of the size of the addressable market for these products. As a result of these triggering events, we performed a detailed impairment analysis of the long-lived assets associated with these products during the three months ended June 30, 2013. Based on our analysis, we determined certain assets acquired from NetLogic were not recoverable and impaired, requiring us to reduce the associated carrying value to fair value. Specifically, we impaired $238 million of completed technology, $88 million of IPR&D and $48 million of customer relationships related to our embedded and knowledge-based processor products. We also impaired $87 million of completed technology related to our DFE processor products. For DFE, one of our smaller product lines, our customers indicated that they prefer custom solutions as opposed to standard merchant solutions. In response, we have decided to redirect our efforts by focusing on developing customized solutions, and have consequently fully impaired the assets related to the acquired DFE merchant product line.
The primary factor contributing to the Provigent impairment for completed technology in the three months ended June 30, 2013 and the charge taken in the three months ended March 31, 2013, primarily for IPR&D of $10 million, was the continued

reduction in revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with impaired assets.
As discussed in our 2012 Annual Report, based on our annual asset impairment testing and the increased balance of goodwill due to our recent acquisitions, including our acquisition of NetLogic, we determined there was a risk of our Infrastructure and Networking reporting unit failing the first step of the goodwill impairment test in future periods.  The level of excess fair value over carrying value for this reporting unit was approximately 19% as of October 1, 2012.  In light of the significant impairment of purchased intangible assets related to our Infrastructure and Networking reporting unit in the three months ended June 30, 2013 (as discuss above), we determined that the anticipated reduction in estimated cash flows and the related impairment charge was an indicator of potential goodwill impairment.  Accordingly, we performed a qualitative and quantitative analysis to assess the recoverability of goodwill at June 30, 2013. We determined that the excess fair value over carrying value of this reporting unit was still greater than 15%.
In the three months ended June 30, 2012 we recorded impairment charges for developed technology of $6 million, primarily related to our 2010 acquisition of Beceem Communications, Inc., or Beceem, included in our Mobile and Wireless reportable segment. The primary factor contributing to this impairment charge was the continued reduction in the forecasted cash flows derived from the acquired WiMAX products as wireless service providers have accelerated their adoption of Long Term Evolution (LTE) products. In the three months ended March 31, 2012 we recorded impairment charges for developed technology of $28 million, primarily related to our acquisitions of Dune Networks, Inc. and Percello Ltd. included in our Infrastructure and Networking, and Broadband Communications reportable segments, respectively. The primary factor contributing to these impairment charges was the reduction in the revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with the impaired assets. In addition, we recorded an impairment charge of $3 million related to certain computer software and equipment in the three months ended June 30, 2012.

In determining the amount of the impairment charges we calculated fair values as of the impairment date for acquired intangible assets. We used several variations of the income approach to compute the fair values, including the multiple period excess earnings method, relief from royalty method, and incremental cash flow method. These methods employ significant unobservable inputs categorized as Level 3 inputs. The key unobservable inputs utilized in the model include discount rates ranging from 14% to 24%, a market participant tax rate of 15%, and estimated level of future cash flows based on current product and market data.

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Cost of product revenue	$44	$56	$87	$93
Other operating expenses	14	33	29	50
	$58	$89	$116	$143

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), which is currently estimated to be expensed in the remainder of 2013 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Cost of product revenue	$81	$179	$171	$151	$129	$364	$1,075
Other operating expenses	28	34	14	5	4	4	89
	$109	$213	$185	$156	$133	$368	$1,164

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

Our net revenue is generated principally from sales of integrated circuit products, the income we receive from the Qualcomm Agreement, and other licensing revenue. While we derive some revenue from other sources, that revenue is not material as it represents approximately 1% of our total net revenue. Such revenue is classified under product revenue for reporting purposes. We group our net revenue consistent with our three target markets which comprise our reportable segments, as discussed above.

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

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
	(In millions)
Three Months Ended June 30, 2013
Net revenue	$568	$967	$512	$43	$2,090
Operating income (loss)	137	95	152	(632)	(248)
Three Months Ended June 30, 2012
Net revenue	$543	$900	$480	$48	$1,971
Operating income (loss)	130	122	116	(216)	152

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
	(In millions)
Six Months Ended June 30, 2013
Net revenue	$1,105	$1,963	$941	$86	$4,095
Operating income (loss)	261	218	250	(779)	(50)
Six Months Ended June 30, 2012
Net revenue	$1,037	$1,775	$886	$100	$3,798
Operating income (loss)	234	246	223	(501)	202

Included In All Other Category:	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Net revenue	$43	$48	$86	$100
Stock-based compensation	$136	$137	$276	$287
Amortization of purchased intangible assets	58	89	116	143
Amortization of acquired inventory valuation step-up	—	43	1	65
Impairments of long-lived assets	501	9	511	37
Settlement costs	—	2	—	88
Restructuring costs, net	—	1	—	4
Employer payroll tax on certain stock option exercises	1	2	3	4
Miscellaneous corporate allocation variances	(21)	(19)	(42)	(27)
Total other operating costs and expenses	$675	$264	$865	$601
Total operating loss for the “All Other” category	$(632)	$(216)	$(779)	$(501)

Significant Customer and Geographical Information

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Two largest customers (10% or greater)	32.3%	30.8%	34.5%	31.0%
Five largest customers as a group	46.9	46.6	48.6	47.3

The geographical distribution of our shipments, as a percentage of product revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
China (exclusive of Hong Kong)	22.0%	29.6%	21.8%	29.8%
Hong Kong	29.2	25.8	27.0	25.8
Singapore, Taiwan, Thailand and Japan	35.0	30.6	37.5	31.1
United States	2.4	3.5	2.8	3.5
Europe	1.7	2.0	1.8	1.6
Other	9.7	8.5	9.1	8.2
	100.0%	100.0%	100.0%	100.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected total net revenue, costs and expenses and product and total gross margin; our accounting estimates, assumptions and judgments; the demand for our products; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our commitment to research and development efforts; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense and stock-based compensation as a percentage of revenue; manufacturing, assembly and test capacity; the effect that economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to consummate acquisitions and integrate their operations successfully; our ability to migrate to smaller process geometries; our success in pending intellectual property litigation matters; our potential needs for additional capital; inventory and accounts receivable levels; our ability to obtain future tax incentives in Singapore; our ability to permanently reinvest our foreign earnings; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; and the level of accrued rebates. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

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

•
Mobile and Wireless (Solutions for the Hand) — Low-power, high-performance and highly integrated solutions powering the mobile and wireless ecosystem, including Wi-Fi and Bluetooth, cellular SoCs, global positioning, near field communications (NFC), Voice over IP (VoIP), and mobile power management solutions.

•
Infrastructure and Networking (Solutions for Infrastructure) — Highly integrated solutions for carriers, service providers, enterprises, small-to-medium businesses and data centers for network infrastructure needs, including Ethernet switches, physical layer devices (PHYs), multicore embedded processors, knowledge-based processors (KBP), switch fabric solutions, high-speed Ethernet controllers and microwave backhaul devices.

Our product revenue consists principally of sales of semiconductor devices and, to a lesser extent, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. The majority of our product sales occur through the efforts of our direct sales force. The remaining balance of our product sales occurs through distributors. Our licensing revenue and income is generated from the licensing of our intellectual property, of which the vast majority to date has been derived from our April 2009 agreement with Qualcomm Incorporated, or the Qualcomm Agreement. The income from the Qualcomm Agreement is non-recurring and terminated in April 2013. There can be no assurances that we will be able to enter into similar arrangements of this magnitude in the future.

A detailed discussion of our business may be found in our 2012 Annual Report under Part I, Item 1, “Business.”

Operating Results for the Three and Six Months Ended June 30, 2013

In the three months ended June 30, 2013 our net loss was $251 million, as compared to net income of $160 million in the three months ended June 30, 2012. In the six months ended June 30, 2013 our net loss was $60 million, as compared to net income of $248 million in the six months ended June 30, 2012. The resulting loss in profitability was primarily the result of charges for the impairment of purchased intangibles assets of $501 million in June 2013, offset in part by a 7.8% increase in total net revenue, higher gross margins due to the reduction of inventory valuation step-up expensed as result of the previous sell through of inventory assumed in our acquisition of NetLogic Microsystems, Inc., or NetLogic, in February 2012 and a decrease in settlement costs of $88 million.

Other highlights during the six months ended June 30, 2013 include the following:

•
Our cash and cash equivalents and marketable securities were $4.18 billion at June 30, 2013, compared with $3.72 billion at December 31, 2012. We generated cash flow from operations of $722 million during the six months ended June 30, 2013, as compared to $717 million in the six months ended June 30, 2012.

•
In January 2013 our Board of Directors adopted an amendment to our existing dividend policy pursuant to which we increased our quarterly cash dividend by 10.0% to $0.11 per share ($0.44 per share on an annual basis) payable to holders of our common stock.

•	We repurchased 6.5 million shares of our Class A common stock at a weighted average price of $33.61 in the six months ended June 30, 2013.

•	In June 2013 we recorded purchased intangible impairment charges of $501 million, primarily related to our acquisition of NetLogic and, to a lesser extent, our acquisition of Provigent, Inc.

Business Enterprise Segments.

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
	(In millions)
Three Months Ended June 30, 2013
Net revenue	$568	$967	$512	$43	$2,090
Operating income (loss)	137	95	152	(632)	(248)
Three Months Ended March 31, 2013
Net revenue	$537	$996	$429	$43	$2,005
Operating income (loss)	124	123	98	(147)	198
Three Months Ended June 30, 2012
Net revenue	$543	$900	$480	$48	$1,971
Operating income (loss)	130	122	116	(216)	152

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
	(In millions)
Six Months Ended June 30, 2013
Net revenue	$1,105	$1,963	$941	$86	$4,095
Operating income (loss)	261	218	250	(779)	(50)
Six Months Ended June 30, 2012
Net revenue	$1,037	$1,775	$886	$100	$3,798
Operating income (loss)	234	246	223	(501)	202

For additional information about our business enterprise segments and “All Other” category (including revenue and expense items reported under the "All Other" category), see further discussion in Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2012 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the six months ended June 30, 2013.

Results of Operations

The following table sets forth certain Unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net revenue:
Product revenue	97.3%	97.5%	97.3%	97.4%	97.1%
Income from Qualcomm Agreement	2.0	2.1	2.4	2.1	2.6
Licensing revenue	0.7	0.4	0.3	0.5	0.3
Total net revenue	100.0	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of product revenue	49.3	49.3	51.8	49.3	51.1
Research and development	29.6	30.7	29.4	30.1	29.7
Selling, general and administrative	8.3	8.9	8.7	8.6	9.2
Amortization of purchased intangible assets	0.7	0.7	1.7	0.7	1.3
Impairments of long-lived assets	24.0	0.5	0.5	12.5	1.0
Restructuring costs, net	—	—	0.1	—	0.1
Settlement costs	—	—	0.1	—	2.3
Total operating costs and expenses	111.9	90.1	92.3	101.2	94.7
Income (loss) from operations	(11.9)	9.9	7.7	(1.2)	5.3
Interest expense, net	(0.4)	(0.4)	(0.4)	(0.4)	(0.3)
Other income, net	0.1	0.1	0.4	0.1	0.1
Income (loss) before income taxes	(12.2)	9.6	7.7	(1.5)	5.1
Provision for (benefit of) income taxes	(0.2)	0.1	(0.4)	—	(1.4)
Net income (loss)	(12.0)%	9.5%	8.1%	(1.5)%	6.5%

The following table presents supplementary financial data as a percentage of net revenue:

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Revenue By Reportable Segment
Broadband Communications	27.2%	26.8%	27.5%	27.0%	27.3%
Mobile and Wireless	46.3	49.7	45.7	47.9	46.7
Infrastructure and Networking	24.5	21.4	24.4	23.0	23.3
All Other (1)	2.0	2.1	2.4	2.1	2.7
Gross Margin Data
Product gross margin	49.4%	49.4%	46.7%	49.4%	47.4%
Total gross margin	50.7	50.7	48.2	50.7	48.9
Stock-Based Compensation Expense (included in each functional line item)
Cost of product revenue	0.3%	0.3%	0.3%	0.3%	0.4%
Research and development	4.5	4.9	4.8	4.7	5.0
Selling, general and administrative	1.7	1.7	1.8	1.7	2.2

(1)	Includes (i) income relating to the Qualcomm Agreement and (ii) other revenue from certain patent license agreements.

Net Revenue By Reportable Segments

The following tables present net revenue from each of our reportable segments and such segments' respective contribution to net revenue:

	Three Months Ended			Quarter over Quarter		Year over Year
	June 30, 2013	March 31, 2013	June 30, 2012	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Broadband Communications	$568	$537	$543	$31	5.8%	$25	4.6%
Mobile and Wireless	967	996	900	(29)	(2.9)	67	7.4
Infrastructure and Networking	512	429	480	83	19.3	32	6.7
All Other (1)	43	43	48	—	—	(5)	(10.4)
Total net revenue	$2,090	$2,005	$1,971	$85	4.2	$119	6.0

	Six Months Ended		Year over Year
	June 30, 2013	June 30, 2012	$ Change	% Change
	(In millions, except percentages)
Broadband Communications	$1,105	$1,037	$68	6.6%
Mobile and Wireless	1,963	1,775	188	10.6
Infrastructure and Networking	941	886	55	6.2
All Other (1)	86	100	(14)	(14.0)
Total net revenue	$4,095	$3,798	$297	7.8%

(1)	Includes (i) income relating to the Qualcomm Agreement and (ii) other revenue from certain patent license agreements.

Broadband Communications. The increase in net revenue in the three months ended June 30, 2013, as compared to the three months ended March 31, 2013, resulted primarily from an increase in sales of our broadband modem products of $24 million. The increase in net revenue in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, resulted primarily from an increase in sales of our set-top box (STB) solutions of $60 million, partially offset by a reduction in sales of our broadband modem solutions and digital television and Blu-ray Disc products of $35 million. The increase in net revenue in the six months ended June 30, 2013 as compared to six months ended June 30, 2012 resulted primarily from an increase in sales of our STB solutions of $117 million, partially offset by a reduction in sales of our digital television and Blu-ray Disc products and broadband modem solutions of $49 million. STB growth has generally been driven by global subscribers growth, the adoption of new communication features, included transcoding and MoCA 2.0, market share gains and the roll-out of more highly integrated platforms by global service providers. The decrease in sales of our digital television and Blu-ray Disc products was the result of our decision to exit from those particular consumer electronic markets and reallocate resources to more attractive opportunities.

Mobile and Wireless. The decrease in net revenue in the three months ended June 30, 2013, as compared to the three months ended March 31, 2013, resulted primarily from a decrease in sales of our cellular SoCs of $41 million and other technologies incorporated primarily into handheld devices of $38 million, partially offset by an increase in sales of our wireless connectivity products of $50 million. The increase in net revenue in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, resulted primarily from an increase in sales of our wireless connectivity products of $100 million and other technologies incorporated primarily into handheld devices of $15 million, partially offset by a decrease in sales of our cellular SoCs of $39 million and our discrete multimedia co-processor products of $9 million. The increase in net revenue in the six months ended June 30, 2013, as compared to six months ended June 30, 2012, resulted primarily from an increase in sales of our wireless connectivity products of $173 million and other technologies incorporated primarily into handheld devices of $78 million, partially offset by a decrease in our discrete multimedia co-processor products of $32 million and in our cellular SoCs of $31 million. Growth in our wireless connectivity business has been driven by increased demand for higher-end end-devices which require Wi-Fi, Bluetooth and NFC connectivity. The ramp of new connectivity technologies and devices with richer features also drove growth.  For example, in connectivity, we are seeing the transition from single to dual-band WiFi and from 802.11n to 802.11ac. We are also ramping new connectivity technologies, including near field communication (NFC). The decrease in sales of our cellular SoCs has been largely driven by above average price declines in this highly competitive marketplace and the end of life of certain customer products in the discrete multimedia co-processor space.

Infrastructure and Networking. The increase in net revenue for the three months ended June 30, 2013, as compared to the three months ended March 31, 2013, resulted primarily from an increase in sales of our Ethernet switches and PHYs of $75 million, as a result of stronger sales into the service provider and data center spaces. The increase in net revenue for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, resulted primarily from an increase in sales of Ethernet switches and PHYs of $45 million, partially offset by a decrease in sales of our Ethernet controller products of $10 million. The increase in net revenue in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, resulted primarily from an increase in sales of our Ethernet switches and PHYs of $40 million and communication processor and wireless infrastructure of $36 million, partially offset by a decrease in sales of our Ethernet controller products of $21 million. Growth in Ethernet switches and PHYs is generally driven by the on-going transition to packet-based networks to support the delivery of video and mobile data over the Internet, an increase in hosted services and cloud computing, and the ongoing growth in unified communications in the enterprise. The increase in sales of our communication processors resulted from our acquisition of NetLogic in February 2012.

Rebates. We recorded customer rebates of $192 million, or 9.2% of net revenue, $161 million, or 8.0% of net revenue, and $149 million, or 7.6% of net revenue, in the three months ended June 30, 2013, March 31, 2013, and June 30, 2012, respectively. We recorded customer rebates of $353 million, or 8.6% of net revenue, and $296 million, or 7.8% of net revenue, in the six months ended June 30, 2013 and 2012, respectively. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of $7 million, $6 million and $2 million in the three months ended June 30, 2013, March 31, 2013 and June 30, 2012, respectively. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs.

Concentration of Net Revenue

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Two largest customers (10% or greater)	32.3%	30.8%	34.5%	31.0%
Five largest customers as a group	46.9	46.6	48.6	47.3

We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. Our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the seasonal variations in consumer products and changes in the overall economic environment. For these and other reasons, our total net revenue and results of operations for the three months ended June 30, 2013 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Total Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin

The following tables present total net revenue, cost of product revenue, product gross margin and total gross margin:

	Three Months Ended			Quarter over Quarter		Year over Year
	June 30, 2013	March 31, 2013	June 30, 2012	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Product revenue	$2,035	$1,954	$1,917	$81	4.1%	$118	6.2%
Income from Qualcomm Agreement	43	43	48	—	—	(5)	(10.4)
Licensing revenue	12	8	6	4	50.0	6	100.0
Total net revenue	$2,090	$2,005	$1,971	$85	4.2	$119	6.0
Cost of product revenue	$1,030	$988	$1,021	$42	4.3	$9	0.9
Product gross margin	49.4%	49.4%	46.7%
Total gross margin	50.7%	50.7%	48.2%

	Six Months Ended		Year over Year
	June 30, 2013	June 30, 2012	$ Change	% Change
	(In millions, except percentages)
Product revenue	$3,989	$3,687	$302	8.2%
Income from Qualcomm Agreement	86	100	(14)	(14.0)
Licensing revenue	20	11	9	81.8
Total net revenue	$4,095	$3,798	$297	7.8
Cost of product revenue	$2,018	$1,939	$79	4.1
Product gross margin	49.4%	47.4%
Total gross margin	50.7%	48.9%

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

Product gross margin remained flat at 49.4% in the three months ended June 30, 2013 as compared to the three months ended March 31, 2013. Product gross margin includes $7 million of licensing costs related to NPEs in each of the three months ended June 30, 2013 and March 31, 2013.

Product gross margin increased to 49.4% in the three months ended June 30, 2013, as compared to 46.7% in the three months ended June 30, 2012, primarily due to a reduction of inventory valuation step-up of $43 million and decreases in amortization of purchased intangibles of $12 million, offset in part by an increase in excess and obsolete inventory expense of $8 million. The decrease in inventory step-up was primarily the result of the sell through of inventory assumed in our acquisition of NetLogic in prior quarters. Product gross margin includes $7 million and $8 million of licensing costs related to NPEs in the three months ended June 30, 2013 and 2012, respectively.

Product gross margin increased to 49.4% in the six months ended June 30, 2013, as compared to 47.4% in the six months ended June 30, 2012, primarily due to a reduction of inventory valuation step-up of $64 million and a decrease in amortization of purchased intangibles of $6 million, offset in part by an increase in excess and obsolete inventory expense of $21 million.

Product gross margin includes $14 million and $11 million of licensing costs related to NPEs in each of the six months ended June 30, 2013 and 2012, respectively.

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

The following tables present details of research and development expense:

	Three Months Ended			Quarter over Quarter		Year over Year
	June 30, 2013	March 31, 2013	June 30, 2012	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$349	$348	$321	$1	0.3%	$28	8.7%
Stock-based compensation	95	99	95	(4)	(4.0)	—	—
Development and design costs	95	93	88	2	2.2	7	8.0
Other	80	75	78	5	6.7	2	2.6
Research and development	$619	$615	$582	$4	0.7%	$37	6.4%

	Six Months Ended		Year over Year
	June 30, 2013	June 30, 2012	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$697	$625	$72	11.5%
Stock-based compensation	194	189	5	2.6
Development and design costs	188	167	21	12.6
Other	155	147	8	5.4
Research and development	$1,234	$1,128	$106	9.4%

The increase in salaries and benefits for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, was primarily attributable to an increase in headcount of approximately 800 personnel, bringing headcount to approximately 9,100 at June 30, 2013, which represents a 9.6% increase from June 30, 2012. See below for a discussion of stock-based compensation. Development and design costs increased during each period presented due to increases in tape-out costs related to moving to smaller geometries, as well as engineering design tool expenses. Development and design costs vary from period to period depending on the timing of development and tape-out of various products. The increases in the Other line item in the above table is primarily attributable to an increase in depreciation expenses.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We expect research and development costs to increase as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies, including acquisitions. Approximately 45% of our products are currently manufactured in 65 nanometers (with an increasing number of products being manufactured in 40 nanometers). We are designing most new products in 40 nanometers, 28 nanometers and 20 nanometers, and are beginning to evaluate FinFET technologies. We currently hold more than 8,350 U.S. and more than 3,450 foreign patents and more than 7,550 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The following tables present details of selling, general and administrative expense:

	Three Months Ended			Quarter over Quarter		Year over Year
	June 30, 2013	March 31, 2013	June 30, 2012	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$85	$88	$86	$(3)	(3.4)%	$(1)	(1.2)%
Stock-based compensation	35	34	36	1	2.9	(1)	(2.8)
Legal and accounting fees	24	23	19	1	4.3	5	26.3
Other	30	34	30	(4)	(11.8)	—	—
Selling, general and administrative	$174	$179	$171	$(5)	(2.8)%	$3	1.8%

	Six Months Ended		Year over Year
	June 30, 2013	June 30, 2012	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$173	$166	$7	4.2%
Stock-based compensation	69	83	(14)	(16.9)
Legal and accounting fees	47	42	5	11.9
Other	64	59	5	8.5
Selling, general and administrative	$353	$350	$3	0.9%

The increase in salaries and benefits in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was attributable to the full two quarter impact of our acquisition of NetLogic in 2012. Our headcount remained flat at approximately 1,950 personnel at June 30, 2013. See below for a discussion of stock-based compensation. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and prior years’ securities litigation, patent prosecution and filings and various other transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of litigation. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for further information. The decrease in the three months ended June 30, 2013, as compared to the three months ended March 31, 2013, in the Other line item was primarily attributable to a decrease in travel and communications expenses. The increase in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, in the Other line item was primarily attributable to an increase in facilities expenses.

Stock-Based Compensation Expense

The following tables present details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of operations:

	Three Months Ended			Quarter over Quarter		Year over Year
	June 30, 2013	March 31, 2013	June 30, 2012	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$6	$7	$6	$(1)	(14.3)%	$—	—%
Research and development	95	99	95	(4)	(4.0)	—	—
Selling, general and administrative	35	34	36	1	2.9	(1)	(2.8)
	$136	$140	$137	$(4)	(2.9)%	$(1)	(0.7)%

	Six Months Ended
	June 30, 2013	June 30, 2012	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$13	$15	$(2)	(13.3)%
Research and development	194	189	5	2.6
Selling, general and administrative	69	83	(14)	(16.9)
	$276	$287	$(11)	(3.8)%

The decrease in stock-based compensation for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily attributable to the accelerated vesting of certain equity awards of $17 million upon the termination of certain former NetLogic employees with change in control agreements in 2012. In the six months ended June 30, 2013, we also granted equity awards with a fair value of $436 million, primarily related to our regular annual equity compensation review program, which will be expensed over the next four years.

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2013 and through 2017 related to unvested share-based payment awards:

	2013	2014	2015	2016	2017	Total
	(In millions)
Unearned stock-based compensation	$245	$374	$235	$122	$17	$993

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

Amortization of Purchased Intangible Assets

The following tables present details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended			Quarter over Quarter		Year over Year
	June 30, 2013	March 31, 2013	June 30, 2012	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$44	$43	$56	$1	2.3%	$(12)	(21.4)%
Other operating expenses	14	15	33	(1)	(6.7)	(19)	(57.6)
	$58	$58	$89	$—	—%	$(31)	(34.8)%

	Six Months Ended
	June 30, 2013	June 30, 2012	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$87	$93	$(6)	(6.5)%
Other operating expenses	29	50	(21)	(42.0)
	$116	$143	$(27)	(18.9)%

The amortization of purchased intangible assets reflects the pattern in which the economic benefits of the intangible assets were consumed or otherwise used.

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), currently estimated to be expensed in the remainder of 2013 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Cost of product revenue	$81	$179	$171	$151	$129	$364	$1,075
Other operating expenses	28	34	14	5	4	4	89
	$109	$213	$185	$156	$133	$368	$1,164

Impairment of Goodwill and Other Long-Lived Assets

In the three months ended June 30, 2013 we recorded impairment charges of $501 million, of which $461 million related to our acquisition of NetLogic. The remaining $40 million of the impairment is primarily related to our acquisition of Provigent. Both of these acquisitions are included in our Infrastructure and Networking reportable segment. Based on our impairment analysis, as further detailed below, we impaired $358 million of completed technology, $91 million of IPR&D, $50 million of customer relationships, and $2 million of other purchased intangible assets.

Over the last six months we have seen a steady reduction in near-term sales forecasts for NetLogic products sold into the service provider market, which caused us to review our long-term forecasts. In addition, we downwardly revised our longer-term expectations of the size of the addressable market for these products. As a result of these triggering events, we performed a detailed impairment analysis of the long-lived assets associated with these products during the three months ended June 30, 2013. Based on our analysis, we determined certain assets acquired from NetLogic were not recoverable and impaired, requiring us to reduce the associated carrying value to fair value. Specifically, we impaired $238 million of completed technology, $88 million of IPR&D and $48 million of customer relationships related to our embedded and knowledge-based processor products. We also impaired $87 million of completed technology related to our DFE processor products. For DFE, one of our smaller product lines, our customers indicated that they prefer custom solutions as opposed to standard merchant solutions. In response, we have decided to redirect our efforts by focusing on developing customized solutions, and have consequently fully impaired the assets related to the acquired DFE merchant product line.
The primary factor contributing to the Provigent impairment for completed technology in the three months ended June 30, 2013 and the charge taken in the three months ended March 31, 2013, primarily for IPR&D of $10 million, was the continued reduction in revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with impaired assets.
As discussed in our 2012 Annual Report, based on our annual asset impairment testing and the increased balance of goodwill due to our recent acquisitions, including our acquisition of NetLogic, we determined there was a risk of our Infrastructure and Networking reporting unit failing the first step of the goodwill impairment test in future periods.  The level of excess fair value over carrying value for this reporting unit was approximately 19% as of October 1, 2012.  In light of the significant impairment of purchased intangible assets related to our Infrastructure and Networking reporting unit in the three months ended June 30, 2013 (as discuss above), we determined that the anticipated reduction in estimated cash flows and the related impairment charge was an indicator of potential goodwill impairment.  Accordingly, we performed a qualitative and quantitative analysis to assess the recoverability of goodwill at June 30, 2013. We determined that the excess fair value over carrying value of this reporting unit was still greater than 15%.
In the three months ended June 30, 2012 we recorded impairment charges for developed technology of $6 million, primarily related to our 2010 acquisition of Beceem Communications, Inc., or Beceem, included in our Mobile and Wireless reportable segment. The primary factor contributing to this impairment charge was the continued reduction in the forecasted cash flows derived from the acquired WiMAX products as wireless service providers have accelerated their adoption of Long Term Evolution (LTE) products. In the three months ended March 31, 2012 we recorded impairment charges for developed technology of $28 million, primarily related to our acquisitions of Dune Networks, Inc. and Percello Ltd. included in our Infrastructure and Networking, and Broadband Communications reportable segments, respectively. The primary factor contributing to these impairment charges was the reduction in the revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with the impaired assets. In addition, we recorded an impairment charge of $3 million related to certain computer software and equipment in the three months ended June 30, 2012.

Settlement Costs

We did not record any settlement costs in the three and six months ended June 30, 2013. We recorded settlement costs of $2 million and $88 million in the three and six months ended June 30, 2012, primarily related to patent infringement claims. See Note 8 of Notes to the Unaudited Condensed Consolidated Financial Statements.

Provision for (Benefit of) Income Taxes

The following tables present details of the provision for (benefit of) income taxes and our effective tax rates:

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In millions, except percentages)
Provision for (benefit of) income taxes	$(3)	$2	$(8)	(1)	(53)
Effective tax rates	1.2%	1.0%	(5.3)%	1.6%	(27.2)%

The differences between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at substantially lower rates than the federal statutory rate, and domestic tax losses recorded without tax benefits. In determining our annualized effective tax rates, the tax effects of the impairments of purchased intangible assets of $501 million, $10 million and $9 million for the three months ended June 30, 2013, March 31, 2013 and June 30, 2012, respectively, and $511 million and $37 million for the six months ended June 30, 2013 and June 30, 2012, respectively, were treated as discrete items. As a result, we recorded discrete tax benefits for the impairments of purchased intangible assets of $8 million and $10 million for the three and six months ended June 30, 2013, respectively. We also recorded discrete tax benefits resulting primarily from the expiration of statutes of limitations for the assessment of taxes in various foreign jurisdictions of $4 million, $2 million and $5 million for the three months ended June 30, 2013, March 31, 2013 and June 30, 2012, respectively, and $6 million and $7 million for the six months ended June 30, 2013 and June 30, 2012, respectively. In addition, we recorded tax benefits resulting from reductions in our U.S. valuation allowance on certain deferred tax assets due to recording net deferred tax liabilities for identifiable intangible assets under purchase accounting of $5 million and $51 million for the three and six months ended June 30, 2012, respectively.

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $16 million and $29 million at June 30, 2013 and December 31, 2012, respectively.
We operate under tax incentives in Singapore, which are effective through March 2014. The tax incentives are conditional upon our meeting certain employment and investment thresholds. We are in discussions with the Singapore Economic Development Board with respect to tax incentives for periods after March 31, 2014.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities. The following table presents working capital, cash and cash equivalents, and marketable securities:

	June 30, 2013	December 31, 2012	$ Change
	(In millions)
Working capital	$2,333	$2,099	$234

Cash and cash equivalents	$1,645	$1,617	28
Short-term marketable securities	836	757	79
Long-term marketable securities	1,696	1,348	348
Total cash and cash equivalents and marketable securities	$4,177	$3,722	$455

Cash and cash equivalents increased to $1.65 billion at June 30, 2013 from $1.62 billion at December 31, 2012 as a result of cash provided by operating activities and received from issuance of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan, offset by our quarterly dividend payments, repurchases of shares of our Class A common stock and net purchases of marketable securities and property and equipment.

See discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in the Six Months Ended June 30, 2013 and 2012

	Six Months Ended
	June 30,
	2013	2012
	(In millions)
Net cash provided by operating activities	$722	$717
Net cash used in investing activities	(539)	(3,402)
Net cash used in financing activities	(155)	(99)
Increase (decrease) in cash and cash equivalents	28	(2,784)
Cash and cash equivalents at beginning of period	1,617	4,146
Cash and cash equivalents at end of period	$1,645	$1,362

Operating Activities

In the six months ended June 30, 2013 our operating activities provided $722 million in cash. This was primarily the result of net non-cash operating expenses of $980 million, offset in part by changes in operating assets and liabilities of $198 million and a net loss of $60 million. In the six months ended June 30, 2012 our operating activities provided $717 million in cash. This was primarily the result of net income of $248 million and net non-cash operating expenses of $521 million, offset in part by changes in operating assets and liabilities of $52 million.

Our days sales outstanding increased from 32 days at December 31, 2012 to 33 days at June 30, 2013 due to revenue linearity (meaning an increased percentage of sales occurred in the final month of the quarter). We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

Our inventory days on hand increased from 47 days at December 31, 2012 to 54 days at June 30, 2013 primarily to meet the anticipated revenue levels in the three months ending September 30, 2013. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing Activities

Investing activities used $539 million in cash in the six months ended June 30, 2013, which was primarily the result of $108 million of capital equipment purchases to support our research and development efforts and $431 million in net purchases of marketable securities. Investing activities used $3.40 billion in cash in the six months ended June 30, 2012, which was primarily the result of $3.57 billion in net cash paid for our acquisitions of NetLogic and BroadLight Inc. and $124 million of capital equipment purchases to support our research and development efforts, offset in part by $291 million in net proceeds from sales and maturities of marketable securities.

Financing Activities

Our financing activities used $155 million in cash in the six months ended June 30, 2013, which was primarily the result of repurchases of our Class A common stock of $217 million, dividends of $127 million, and $78 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $267 million in proceeds received from issuances of common stock upon the exercise of stock options. Our financing activities used $99 million in cash in the six months ended June 30, 2012, which was primarily the result of a $53 million payment of contingent consideration assumed from our acquisition of NetLogic, dividends of $111 million, and $91 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $156 million in proceeds received from issuances of common stock upon the exercise of stock options.

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

Short and Long-Term Financing Arrangements

At June 30, 2013, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

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

The credit facility contains customary representations, warranties and covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We were in compliance with all debt covenants as of June 30, 2013.

Senior Notes

The following table summarizes details of our senior unsecured notes, or Notes:

June 30, 2013
(In millions)
1.500% fixed-rate notes, due 2013	$300
2.375% fixed-rate notes, due 2015	400
2.700% fixed-rate notes, due 2018	500
2.500% fixed-rate notes, due 2022	500
$1,700
Unaccreted discount	(6)
Less current portion of long-term debt	(300)
$1,394

In connection with the Notes issued in August 2012 and due in 2022, or the 2022 Notes, we entered into a registration rights agreement pursuant to which we agreed to use our reasonable commercial efforts to file with the SEC an exchange offer registration statement to issue registered notes with substantially identical terms as the 2022 Notes in exchange for any outstanding 2022 Notes, or, under certain circumstances, a shelf registration statement to register the 2022 Notes. In the six months ended June 30, 2013 we commenced and completed an exchange offer to issue registered notes with substantially identical terms as the original 2022 Notes. Substantially all the original notes were exchanged.

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

Other Notes and Borrowings

We had no other significant notes or borrowings as of June 30, 2013.

Commitments and Other Contractual Obligations

There have been no material changes in the six months ended June 30, 2013 to the amounts presented in the table under the "Commitments and Other Contractual Obligations" section in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operation" of our 2012 Annual Report.

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

As of June 30, 2013 we have approximately $1.80 billion of cash, cash equivalents, and marketable securities held by our foreign subsidiaries. Any potential additional income, which could result if we were to repatriate our remaining foreign cash, cash equivalents and marketable securities would be offset by existing net operating loss and research and development tax credit carryforwards and should not have a material effect on our tax liabilities.

Off-Balance Sheet Arrangements

At June 30, 2013 we had no material off-balance sheet arrangements, other than our facility operating leases.

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

To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of June 30, 2013, a 100 basis point increase in interest rates across all maturities would result in a $32 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analysis performed as of June 30, 2013 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2013, the end of the period covered by this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter. Variability in the nature of our operating results may be attributed to the factors identified throughout this “Risk Factors” section, many of which may be outside our control, including:

•	changes in economic conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	seasonality in sales of consumer and enterprise products in which our products are incorporated;

•	goodwill and other purchased intangible impairment charges;

•	our dependence on a few significant customers and/or design wins for a substantial portion of our revenue;

•	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	changes in customer product needs and market acceptance of our products;

•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

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

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Contributions to our net revenue by these customers have increased in the last several years. Sales to our five largest customers represented 48.6%, and 47.3% of our total net revenue in the six months ended June 30, 2013 and 2012, respectively. Sales to two significant customers, those representing 10% or more of total net revenue, represented 34.5% and 31.0% of our total net revenue in the six months ended June 30, 2013 and 2012, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The loss of any significant customer could materially and adversely affect our financial condition and results of operations. Also, as our significant customers become larger relative to our business and the industry, they may be able to leverage pricing pressure through the supply chain, vertical integration or other avenues, thereby adversely affecting our gross margins.

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

In addition, the vast majority of our licensing revenue and related income to date has been derived from the Qualcomm Agreement. From April 2009 through June 30, 2013, we recorded $856 million in income derived from this agreement. The income from the Qualcomm Agreement is non-recurring and terminated in April 2013. There can be no assurances that we will be able to enter into additional such arrangements of this magnitude in the future.

The loss of a key customer or design win, a reduction in sales to any key customer, significant delay in our customers’ product development plans, or our inability to attract new significant customers or secure new key design wins could seriously impact our revenue and materially and adversely affect our results of operations.

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

Our ability to successfully develop and deliver new products will depend on various factors, including our ability to:

•effectively identify and capitalize upon opportunities in new markets;
•timely complete and introduce new integrated products;
•transition our semiconductor products to increasingly smaller line width geometries;
•obtain sufficient foundry capacity (including at smaller geometry processes) and packaging materials;
•license any desired third party technology or intellectual property rights; and
•qualify and obtain industry interoperability certification of our products.

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

Through internal growth and acquisitions, we significantly modified the scope of our operations and workforce in recent years. Our operations are characterized by a high percentage of costs that are fixed or difficult to reduce in the short term, such as research and development expenses related to our highly skilled workforce. During some periods, our growth has placed a significant strain on our management personnel, systems and resources. To respond to periods of increased demand, we will be required to expand, train, manage and motivate our workforce, and to upgrade or enhance our existing IT systems. For example, over the next two years, we plan to upgrade our enterprise resource planning system. We may not be successful in implementing new systems, which could involve business disruptions, including impeding the shipment of our products.

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

Acquisitions can result in increased debt or contingent liabilities. While we believe we will have the ability to service any additional debt we may potentially issue in connection with acquisitions, our ability to make principal and interest payments when due depends upon our future performance, which will be subject to general economic conditions, industry cycles, and business and other factors affecting our operations, including the other risk factors described in this section, many of which are beyond our control. Acquisitions can also result in adverse tax consequences, warranty or product liability exposure related to acquired assets, additional stock-based compensation expense, write up of acquired inventory to fair value, and the recording and later amortization of amounts related to certain purchased intangible assets, all of which can adversely affect our reported results on a GAAP basis. Furthermore, we have in the past and may in the future record goodwill and other purchased intangible assets in connection with an acquisition and incur impairment charges. For example, in the three months ended June 30, 2013 we recorded a significant purchased intangible impairment charge in connection with our acquisition of NetLogic. Additionally, as discussed in our 2012 Annual Report under the “Critical Accounting Policies and Estimates” section in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," we have determined that we currently have goodwill at risk of potential impairment in future periods related to our Infrastructure and Networking reportable segment.

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

In certain foreign jurisdictions, we operate under favorable tax incentives. For instance, in Singapore we operate under tax incentives, which are effective through March 31, 2014, that reduce taxes on substantially all of our operating income in that jurisdiction. Such tax incentives often require us to meet specified employment and investment criteria in such jurisdictions. In a period of tight manufacturing capacity, our ability to meet Singaporean content in our products may be more limited, which may have adverse tax consequences. More generally, if any of our tax incentives are terminated or if we fail to meet the criteria to continue to enjoy such incentives, our results of operations may be materially and adversely affected. We are in discussions with the Singapore Economic Development Board with respect to tax incentives for periods after March 31, 2014. No assurances can be given that such discussions will be successful or that any agreed future incentives will be as favorable as our current incentives. If we are unable to reach an agreement with Singapore (or another jurisdiction that provides similar benefits to those we realize from our current incentives in Singapore), our results of operations and financial position for periods after March 31, 2014 will be adversely affected.

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

Our stock price is highly volatile.

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2010 through June 30, 2013 our Class A common stock has traded at prices as low as $26.40 and as high as $47.39 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to international destinations, primarily in Asia, represented 97.2% and 96.5% of our product revenue in the six months ended June 30, 2013 and 2012, respectively. Substantially all of our products are shipped through our logistical facilities in Singapore. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our international business activities and to open other design and operational centers abroad.

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

As of June 30, 2013 our co-founders, directors, executive officers and their respective affiliates beneficially owned 9.6% of our outstanding common stock and held 48.7% of the total voting power held by our shareholders. As a result, the voting power of these shareholders may strongly influence the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of all or substantially all of our assets. In particular, as of June 30, 2013 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 8.6% of our outstanding common stock and held 48.3% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we may not be able to engage in certain transactions, and our shareholders may not be able to effect certain actions or transactions, without the approval of these shareholders. Repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended June 30, 2013 we issued an aggregate of 301,000 shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

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

The following table presents details of our various repurchases during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May yet be Purchased under the Plans
	(In millions, except per share data)
April 2013	—	$—	—
May 2013	—	—	—
June 2013	3.3	33.79	3.3
Total	3.3	$33.79	3.3	N/A

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description

31.1	Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

July 23, 2013