Form 10-Q
period 2013-09-30
BROADCOM CORP
filed 2013-10-22
CIK 1054374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-Q
__________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2013 the registrant had 518 million shares of Class A common stock, $0.0001 par value, and 50 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2013 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,524	$1,617
Short-term marketable securities	880	757
Accounts receivable, net	852	740
Inventory	541	527
Prepaid expenses and other current assets	130	140
Total current assets	3,927	3,781
Property and equipment, net	535	485
Long-term marketable securities	1,940	1,348
Goodwill	3,743	3,726
Purchased intangible assets, net	1,112	1,786
Other assets	88	82
Total assets	$11,345	$11,208
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$300	$300
Accounts payable	520	549
Wages and related benefits	219	241
Deferred revenue and income	22	22
Accrued liabilities	740	570
Total current liabilities	1,801	1,682
Long-term debt	1,394	1,393
Other long-term liabilities	233	294
Commitments and contingencies
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	12,207	12,403
Accumulated deficit	(4,275)	(4,531)
Accumulated other comprehensive loss	(15)	(33)
Total shareholders’ equity	7,917	7,839
Total liabilities and shareholders’ equity	$11,345	$11,208

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions, except per share data)
Net revenue:
Product revenue	$2,146	$2,085	$6,155	$5,783
Income from Qualcomm Agreement	—	43	86	143
Total net revenue	2,146	2,128	6,241	5,926
Costs and expenses:
Cost of product revenue	1,044	1,063	3,062	3,002
Research and development	609	600	1,843	1,728
Selling, general and administrative	181	174	534	524
Amortization of purchased intangible assets	14	32	43	82
Impairments of long-lived assets	—	48	511	85
Restructuring costs	12	2	12	6
Settlement costs (gains)	(75)	(2)	(75)	86
Charitable contribution	25	—	25	—
Total operating costs and expenses	1,810	1,917	5,955	5,513
Income from operations	336	211	286	413
Interest expense, net	(7)	(8)	(24)	(21)
Other income (expense), net	(4)	8	2	14
Income before income taxes	325	211	264	406
Provision for (benefit of) income taxes	9	(9)	8	(62)
Net income	$316	$220	$256	$468
Net income per share (basic)	$0.55	$0.39	$0.45	$0.84
Net income per share (diluted)	$0.55	$0.38	$0.44	$0.82
Weighted average shares (basic)	571	561	573	555
Weighted average shares (diluted)	578	579	585	574
Dividends per share	$0.11	$0.10	$0.33	$0.30

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Cost of product revenue	$6	$6	$19	$21
Research and development	86	89	280	278
Selling, general and administrative	33	33	102	116

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Net income	$316	$220	$256	$468
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2013 and 2012	18	10	19	(15)
Unrealized gains (losses) on marketable securities, net of $0 tax in 2013 and 2012	4	2	(1)	4
Other comprehensive income (loss)	22	12	18	(11)
Comprehensive income	$338	$232	$274	$457

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2013	2012
	(In millions)
Operating activities
Net income	$256	$468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122	95
Stock-based compensation expense	401	415
Acquisition-related items:
Amortization of purchased intangible assets	172	230
Impairments of long-lived assets	511	85
Gain on strategic investments and other	(2)	(12)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(112)	(140)
Inventory	(14)	(35)
Prepaid expenses and other assets	3	(8)
Accounts payable	(20)	125
Deferred revenue and income	(11)	39
Accrued settlement costs	(38)	51
Other accrued and long-term liabilities	126	25
Net cash provided by operating activities	1,394	1,338
Investing activities
Net purchases of property and equipment	(172)	(189)
Net cash paid for acquired companies	—	(3,582)
Sales of strategic investments	—	13
Purchases of marketable securities	(2,214)	(1,854)
Proceeds from sales and maturities of marketable securities	1,496	1,192
Net cash used in investing activities	(890)	(4,420)
Financing activities
Issuance of long-term debt, net	—	492
Repurchases of Class A common stock	(595)	(1)
Dividends paid	(190)	(167)
Payment of assumed contingent consideration and debt	—	(57)
Proceeds from issuance of common stock	292	209
Minimum tax withholding paid on behalf of employees for restricted stock units	(104)	(124)
Net cash provided by (used in) financing activities	(597)	352
Decrease in cash and cash equivalents	(93)	(2,730)
Cash and cash equivalents at beginning of period	1,617	4,146
Cash and cash equivalents at end of period	$1,524	$1,416

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year. Certain amounts previously reported as licensing revenue have been reclassified to product revenue to conform to the current period presentation. Such reclassifications had an impact of $7 million and $18 million in the three and nine months ended September 30, 2012, respectively, and did not affect net income, shareholders' equity or cash flows.

For a complete summary of our significant accounting policies, please refer to Note 1, “Summary of Significant Accounting Policies,” in Part IV, Item 15 of our 2012 Annual Report. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2013.

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

2.	Supplemental Financial Information

Inventory

The following table presents details of our inventory:

	September 30, 2013	December 31, 2012
	(In millions)
Work in process	$211	$187
Finished goods	330	340
	$541	$527

Accrued Liabilities

The following table presents details of our accrued liabilities included in current liabilities:

	September 30, 2013	December 31, 2012
	(In millions)
Accrued rebates	$522	$383
Accrued royalties	17	21
Accrued settlement charges	60	68
Accrued legal costs	18	15
Accrued taxes	22	16
Warranty reserve	11	13
Restructuring liabilities	12	—
Other	78	54
	$740	$570

Other Long-Term Liabilities

The following table presents details of our other long-term liabilities:

	September 30, 2013	December 31, 2012
	(In millions)
Deferred rent	$48	$54
Accrued taxes	65	67
Deferred tax liabilities	35	45
Accrued settlement charges	28	58
Deferred revenue	36	47
Other long-term liabilities	21	23
	$233	$294

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates:

	Nine Months Ended
	September 30,
	2013	2012
	(In millions)
Beginning balance	$383	$317
Charged as a reduction of revenue	617	512
Reversal of unclaimed rebates	(15)	(8)
Payments	(463)	(441)
Ending balance	$522	$380

We recorded customer rebates of $264 million and $216 million in the three months ended September 30, 2013 and 2012, respectively.

Charitable Contribution

In April 2009 we established the Broadcom Foundation to support science, technology, engineering and mathematics programs, as well as a broad range of community services. In September 2013 we contributed $25 million to the Broadcom Foundation. This payment was recorded as an operating expense in our unaudited statement of income in the three months ended September 30, 2013.

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

The following table presents the computation of net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions, except per share data)
Numerator: Net income	$316	$220	$256	$468
Denominator for net income per share (basic)	571	561	573	555
Effect of dilutive securities:
Stock awards	7	18	12	19
Denominator for net income per share (diluted)	578	579	585	574
Net income per share (basic)	$0.55	$0.39	$0.45	$0.84
Net income per share (diluted)	$0.55	$0.38	$0.44	$0.82

Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 47 million and 26 million anti-dilutive common share equivalents in the three months ended September 30, 2013 and 2012, respectively, and 39 million and 23 million anti-dilutive common share equivalents in the nine months ended September 30, 2013 and 2012, respectively.

Income from the Qualcomm Agreement

For a discussion of income from our April 2009 agreement with Qualcomm Incorporated, or the Qualcomm Agreement, please see our 2012 Annual Report. The income from the Qualcomm Agreement terminated in April 2013.

Supplemental Cash Flow Information

In the nine months ended September 30, 2013, we paid $27 million for capital equipment that was accrued as of December 31, 2012 and had billings of $18 million for capital equipment that were accrued but not yet paid as of September 30, 2013.

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

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and marketable securities’ costs, gross unrealized gains, gross unrealized losses and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities:

	September 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$418	$—	$—	$418	$418	$—	$—
Level 1:
Bank and time deposits	620	—	—	620	620	—	—
Money market funds	340	—	—	340	340	—	—
U.S. treasury and agency obligations	1,084	1	(1)	1,084	—	191	893
Subtotal	2,044	1	(1)	2,044	960	191	893
Level 2:
Commercial paper	252	—	—	252	146	106	—
Corporate bonds	1,575	2	(1)	1,576	—	559	1,017
Asset-backed securities and other	54	—	—	54	—	24	30
Subtotal	1,881	2	(1)	1,882	146	689	1,047
Total	$4,343	$3	$(2)	$4,344	$1,524	$880	$1,940

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$213	$—	$—	$213	$213	$—	$—
Level 1:
Bank and time deposits	904	—	—	904	884	20	—
Money market funds	250	—	—	250	250	—	—
U.S. treasury and agency obligations	936	1	—	937	—	201	736
Corporate bonds	1	—	—	1	—	1	—
Subtotal	2,091	1	—	2,092	1,134	222	736
Level 2:
Commercial paper	432	—	—	432	270	162	—
Corporate bonds	921	2	(1)	922	—	351	571
Asset-backed securities and other	63	—	—	63	—	22	41
Subtotal	1,416	2	(1)	1,417	270	535	612
Total	$3,720	$3	$(1)	$3,722	$1,617	$757	$1,348

There were no transfers between Level 1, Level 2 or Level 3 securities in the nine months ended September 30, 2013. All of our long-term marketable securities had maturities of between one and three years in duration at September 30, 2013. Our cash, cash equivalents and marketable securities at September 30, 2013 consisted of $2.09 billion held domestically, with the remaining balance of $2.25 billion held by our foreign subsidiaries.

At September 30, 2013 we had 161 investments with a fair value of $919 million that were in an unrealized loss position for less than 12 months. Our gross unrealized losses of $2 million for these investments at September 30, 2013 were due to changes in market rates. We have determined that the gross unrealized losses on these investments at September 30, 2013 are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.

Instruments Not Recorded at Fair Value on a Recurring Basis. We measure the fair value of our long-term debt carried at amortized cost quarterly for disclosure purposes. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $1.68 billion and $1.75 billion as of September 30, 2013 and December 31, 2012, respectively. The recorded values of all our accounts receivable and accounts payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

4.	Income Taxes

The following table presents details of the provision for (benefit of) income taxes and our effective tax rates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions, except percentages)
Provision for (benefit of) income taxes	$9	$(9)	8	(62)
Effective tax rates	2.8%	(4.3)%	3.0%	(15.3)%

The differences between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at substantially lower rates than the federal statutory rate, and domestic tax losses recorded without tax benefits. In determining our annualized effective tax rates, the tax effects of a $75 million settlement gain for the three and nine months ended September 30, 2013, and the impairments of purchased intangible assets of $48 million for the three months ended September 30, 2012, and $511 million and $85 million for the nine months ended September 30, 2013 and 2012, respectively, were treated as discrete items. As a result, we recorded discrete tax benefits for the impairments of purchased intangible assets of $12 million for the three and nine months ended September 30, 2012, and $10 million for the nine months ended September 30, 2013. We recorded a discrete tax provision of $3 million for the three and nine months ended September 30, 2013, resulting from changes to foreign statutory tax rates. We also recorded discrete tax benefits of $9 million and $7 million for the nine months ended September 30, 2013 and 2012, respectively, resulting primarily from the expiration of statutes of limitations for the assessment of taxes in various foreign jurisdictions. In addition, we recorded tax benefits resulting from reductions in our U.S. valuation allowance on certain deferred tax assets due to recording net deferred tax liabilities for identifiable intangible assets under purchase accounting of $51 million for the nine months ended September 30, 2012.

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $17 million and $29 million at September 30, 2013 and December 31, 2012, respectively.

We operate under tax incentives in Singapore, which are effective through March 2014. The tax incentives are conditional upon our meeting certain employment and investment thresholds. We are in discussions with the Singapore Economic Development Board with respect to tax incentives for periods after March 31, 2014.

Our income tax returns for the 2007, 2008 and 2009 tax years are currently under examination by the Internal Revenue Service.  We do not believe the audit will have a material impact on our financial position, operating results, or cash flows.  However, our deferred tax assets could be reduced, with a corresponding reduction in the valuation allowance related to such deferred tax assets.

5.	Debt and Credit Facility

Senior Notes

The following table presents details of our senior notes, or Notes:

September 30, 2013
(In millions)
1.500% fixed-rate notes, due 2013	$300
2.375% fixed-rate notes, due 2015	400
2.700% fixed-rate notes, due 2018	500
2.500% fixed-rate notes, due 2022	500
$1,700
Unaccreted discount	(6)
Less current portion of long-term debt	(300)
$1,394

In connection with the Notes issued in August 2012 and due in 2022, or the 2022 Notes, we entered into a registration rights agreement pursuant to which we agreed to use our reasonable commercial efforts to file with the SEC an exchange offer registration statement to issue registered notes with substantially identical terms as the 2022 Notes in exchange for any outstanding 2022 Notes, or, under certain circumstances, a shelf registration statement to register the 2022 Notes. In the three months ended June 30, 2013 we commenced and completed an exchange offer to issue registered notes with substantially identical terms as the original 2022 Notes. Substantially all of the original notes were exchanged.

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

Quarterly Dividend

In January 2013 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased the quarterly cash dividend by 10.0% to $0.11 per share ($0.44 per share on an annual basis) payable to holders of our common stock. In the three and nine months ended September 30, 2013 and 2012 we paid $63 million, $190 million, $56 million and $167 million, respectively, in dividends to holders of our Class A and Class B common stock.

Share Repurchase Programs

In February 2010 we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset dilution of incremental grants of stock awards associated with our stock incentive plans. The maximum number of shares of our Class A common stock that may be repurchased in any one year under this program (including under an accelerated share repurchase agreement or similar arrangement) is equal to the total number of shares issued pursuant to our equity awards in the previous year and the current year. This program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. It may also be complemented with one or more additional share repurchase programs in the future. Under the evergreen program we repurchased 13.6 million and 20.1 million shares of our Class A common stock at a weighted average price of $27.70 and $29.60 in the three and nine months ended September 30, 2013, respectively.

Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Our share repurchase programs do not obligate us to acquire any particular amount of our stock and may be suspended at any time at our discretion.

7.	Employee Benefit Plans

Combined Incentive Plan Activity

Restricted stock unit activity is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2012	25	$35.55
Restricted stock units granted	14	33.42
Restricted stock units cancelled	(2)	35.22
Restricted stock units vested	(10)	33.85
Balance at September 30, 2013	27	$35.14

Stock option activity is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
	(In millions, except per share data)
Balance at December 31, 2012	58	$28.11
Options cancelled	(1)	40.36
Options exercised	(10)	22.16
Balance at September 30, 2013	47	$29.23

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2013 through 2017 related to unvested share-based payment awards:

	2013	2014	2015	2016	2017	Total
	(In millions)
Unearned stock-based compensation	$119	$374	$236	$124	$19	$872

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

In March 2013, NXP B.V. sued Nintendo, our customer, in the U.S. District Court for the District of Nevada, asserting five patents against the Wii U, a Nintendo product.  In October 2013, NXP B.V. withdrew its complaint against Nintendo and filed a new complaint against us, Case No. 2-13-cv-01883 (D. Nev.), asserting the same five patents against our near field communications (NFC) products.  NXP B.V. has not yet served the complaint on Broadcom.  No trial date has been set.

In May 2013, we sued NXP Semiconductors N.V., NXP B.V., and NXP Semiconductors USA, Inc. for patent infringement in the U.S. District Court for the Central District of California, Case No. SACV13-829-MRP-MAN (C.D. Cal.).  The complaint accuses the NXP entities of infringing five of our patents and identifies certain NXP NFC and Secure Element products as representative accused products.  No trial date has been set.

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

Other Proceedings

In April 2008 we delivered a Notice of Arbitration and Arbitration Claim to our former independent registered public accounting firm Ernst & Young LLP, or EY, and certain related parties. The arbitration relates to the issues that led to the restatement of our financial statements for the periods from 1998 through March 31, 2006 as disclosed in an amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and an amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed with the SEC on January 23, 2007. In May 2008 EY delivered a Notice of Defense and Counterclaim. The arbitration hearing occurred in January 2013. In July 2013 we entered into a confidential settlement agreement with EY pursuant to which the parties mutually dismissed all claims, deny liability and EY paid a settlement amount to Broadcom.

In September 2013 the State Administration for Industry and Commerce, a Chinese regulatory agency, commenced an informal review of our compliance with China’s antitrust laws. We are fully cooperating with this review.

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

Settlement Costs and Other Related Items

In the three and nine months ended September 30, 2013 we received a payment of $75 million, net of contingent legal fees, related to Other Proceedings, and recorded this as a gain on settlement. In three months ended September 30, 2012 we recognized a gain on settlement of patent infringement claims of $2 million.  In the nine months ended September 30, 2012 we recorded settlement costs of $88 million related to the settlement of patent infringement claims.

9.	Goodwill and Other Purchased Intangible Assets

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	Foreign Currency	Consolidated
	(In millions)
Goodwill	$770	$1,013	$3,778	$(6)	$5,555
Accumulated impairment losses	—	(543)	(1,286)	—	(1,829)
Goodwill at December 31, 2012	$770	$470	$2,492	$(6)	$3,726
Effects of foreign currency translation	—	—	—	17	17
Goodwill at September 30, 2013	$770	$470	$2,492	$11	$3,743

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	September 30, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Developed technology	$1,403	$(495)	$908	$1,748	$(443)	$1,305
In-process research and development	129	—	129	311	—	311
Customer relationships	232	(164)	68	380	(222)	158
Other	33	(26)	7	37	(25)	12
	$1,797	$(685)	$1,112	$2,476	$(690)	$1,786

In the nine months ended September 30, 2013 we reclassified $83 million of in-process research and development, or
IPR&D, costs to developed technology primarily related to digital front end (DFE) processors from our acquisition of NetLogic Microsystems, Inc., or NetLogic. These purchased intangible assets were subsequently impaired as discussed below.

Impairment of Purchased Intangible Assets

In the three months ended June 30, 2013 we recorded impairment charges of $501 million, of which $461 million related to our acquisition of NetLogic. The remaining $40 million of the impairment is primarily related to our acquisition of Provigent, Inc. Both of these acquisitions are included in our Infrastructure and Networking reportable segment. Based on our impairment analysis, as further detailed below, we impaired $358 million of completed technology, $91 million of IPR&D, $50 million of customer relationships, and $2 million of other purchased intangible assets.

During the six months ended June 30, 2013 we had a steady reduction in near-term sales forecasts for NetLogic products sold into the service provider market, which caused us to review our long-term forecasts. In addition, we downwardly revised our longer-term expectations of the size of the addressable market for these products. As a result of these triggering events, we performed a detailed impairment analysis of the long-lived assets associated with these products during the three months ended June 30, 2013. Based on our analysis, we determined certain assets acquired from NetLogic were not recoverable and impaired, requiring us to reduce the associated carrying value to fair value. Specifically, we impaired $238 million of completed technology, $88 million of IPR&D and $48 million of customer relationships related to our embedded and knowledge-based processor products. We also impaired $87 million of completed technology related to our DFE processor products. For DFE, one of our smaller product lines, our customers indicated that they prefer custom solutions as opposed to standard merchant solutions. In response, we have decided to redirect our efforts by focusing on developing customized solutions, and have consequently fully impaired the assets related to the acquired DFE merchant product line.

The primary factor contributing to the Provigent impairment for completed technology in the three months ended June 30, 2013 (discussed above) and the charges of $10 million for IPR&D and $48 million for developed technology taken in the three months ended March 31, 2013 and September 30 2012, respectively, was the continued reduction in revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with impaired assets.
As discussed in our 2012 Annual Report, based on our annual asset impairment testing and the increased balance of goodwill due to our recent acquisitions, including our acquisition of NetLogic, we determined there was a risk of our Infrastructure and Networking reporting unit failing the first step of the goodwill impairment test in future periods.  The level of excess fair value over carrying value for this reporting unit was approximately 19% as of October 1, 2012.  In light of the reduction in estimated future cash flows that resulted in the significant impairment of purchased intangible assets related to our Infrastructure and Networking reporting unit in the three months ended June 30, 2013 (as discussed above), and as a result of our recent stock price decline in the three months ended September 30, 2013, we determined our goodwill had potentially been impaired. Accordingly, we performed the first step of the quantitative goodwill impairment assessment for each of our reporting units for recoverability of goodwill at September 1, 2013 but determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value by greater than 20%.
Consistent with our annual goodwill impairment assessment, we estimated the fair values of our reporting units using a combination of the income and market approaches.  Please refer to Note 10, "Impairment of Goodwill and Long-lived Assets", in our 2012 Annual Report. These techniques utilized several unobservable inputs categorized as Level 3 inputs.  The key unobservable inputs utilized in the model include discount rates of 10% to 14%, perpetual growth rates of 3% to 4%, a market participant tax rate of 15%, and estimated future cash flows.

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

In determining the amount of the impairment charges we calculated fair values as of the impairment date for acquired intangible assets. We used several variations of the income approach to compute the fair values, including the multiple period excess earnings method, relief from royalty method, and incremental cash flow method. These methods employ significant unobservable inputs categorized as Level 3 inputs. The key unobservable inputs utilized in the model include discount rates ranging from 15% to 24%, a market participant tax rate of 15%, and estimated level of future cash flows based on current product and market data.

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Cost of product revenue	$42	$55	$129	$148
Other operating expenses	14	32	43	82
	$56	$87	$172	$230

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), which is currently estimated to be expensed in the remainder of 2013 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Cost of product revenue	$41	$180	$172	$151	$131	$362	$1,037
Other operating expenses	14	34	13	6	2	6	75
	$55	$214	$185	$157	$133	$368	$1,112

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

We also report an “All Other” category, which is income from the Qualcomm Agreement, since it was principally the result of corporate efforts, and also includes operating expenses that we do not allocate to our other operating segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. Operating costs and expenses that are not allocated include stock-based compensation, amortization of purchased intangible assets, amortization of acquired inventory valuation step-up, impairment of goodwill and other long-lived assets, net settlement costs (gains), net restructuring costs, charitable contributions, non-recurring legal fees, change in contingent earnout liability, employer payroll tax on certain stock option exercises, and other miscellaneous expenses related to corporate allocations that were either over or under the original projections at the beginning of the year. We include stock-based compensation and acquisition-related items in the “All Other” category as decisions regarding equity compensation are made at the corporate level and our CODM reviews reportable segment performance exclusive of these charges. Our CODM does not review information regarding total assets, interest income or income taxes on an operating segment basis. The accounting policies for segment reporting are the same as for Broadcom as a whole.

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
	(In millions)
Three Months Ended September 30, 2013
Net revenue	$567	$1,015	$564	$—	$2,146
Operating income (loss)	148	114	205	(131)	336
Three Months Ended September 30, 2012
Net revenue	$557	$1,023	$505	$43	$2,128
Operating income (loss)	131	157	140	(217)	211

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
	(In millions)
Nine Months Ended September 30, 2013
Net revenue	$1,672	$2,979	$1,504	$86	$6,241
Operating income (loss)	409	333	454	(910)	286
Nine Months Ended September 30, 2012
Net revenue	$1,594	$2,798	$1,391	$143	$5,926
Operating income (loss)	365	404	363	(719)	413

Included In All Other Category:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Net revenue	$—	$43	$86	$143
Stock-based compensation	$125	$128	$401	$415
Amortization of purchased intangible assets	56	87	172	230
Amortization of acquired inventory valuation step-up	—	7	1	72
Impairments of long-lived assets	—	48	511	85
Settlement costs (gains)	(75)	(2)	(75)	86
Restructuring costs, net	12	2	12	6
Charitable contribution	25	—	25	—
Employer payroll tax on certain stock option exercises	1	4	4	8
Miscellaneous corporate allocation variances	(13)	(14)	(55)	(40)
Total other operating costs and expenses	$131	$260	$996	$862
Total operating loss for the “All Other” category	$(131)	$(217)	$(910)	$(719)

Significant Customer and Geographical Information

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Two largest customers	34.9%	31.8%	34.6%	31.3%
Five largest customers as a group	49.1	45.1	48.3	46.3

The geographical distribution of our shipments, as a percentage of product revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
China (exclusive of Hong Kong)	25.0%	28.6%	22.9%	29.3%
Hong Kong	26.9	27.1	26.9	26.2
Singapore, Taiwan, Thailand and Japan	32.6	31.9	35.8	31.3
United States	4.2	3.3	3.5	3.6
Europe	1.8	2.0	1.8	1.7
Other	9.5	7.1	9.1	7.9
	100.0%	100.0%	100.0%	100.0%

11.	Restructuring Costs

On September 25, 2013 our Board of Directors approved and we initiated a global restructuring plan to reduce our expenses and better align our resources to areas of strategic focus. The plan focuses on cost reductions and operating efficiencies, including a reduction in our worldwide headcount and certain lease terminations. In addition, due to the purchase of the LTE-related assets from affiliates of Renesas Electronics Corporation, or REC, in October 2013, the Renesas Transaction (discussed in Note 12, “Subsequent Events”), we assumed certain restructuring liabilities (based on REC's previously announced winding down of certain affiliates of REC in June 2013). In connection with the closing of the Renesas Transaction, we determined that additional terminations of various Broadcom employees whose positions were expected to become redundant and additional lease terminations would be necessary. Notification to impacted employees was substantially complete on October 21, 2013.

In connection with the restructuring plan we expect to record total costs of approximately $32 million. The following are details of each component of the restructuring plan:

(i)
Up to 375 employees are expected to be terminated from across all business functions and geographical regions, for which we recorded $12 million of restructuring charges related to ongoing termination benefits in the three months ended September 30, 2013 as such expenses were probable and reasonably estimable. We expect to record approximately an additional $8 million of restructuring charges in the three months ending December 31, 2013 related to one-time termination benefits, which charges were precluded from being recorded until employee communication occurred in October 2013.

(ii)
Up to 350 individuals who became employees upon the closing of the Renesas Transaction will also be terminated. We will pay severance benefits to impacted employees, however REC is required to reimburse us up to $21 million for these benefits related to employees terminated prior to June 30, 2014. In the event additional severance benefits are given, we will record those as restructuring costs at that time. We expect to finalize the fair value of these restructuring liabilities and related indemnification receivable in the three months ending December 31, 2013.

(iii)
Up to 425 additional Broadcom employees will be terminated related to the elimination of certain redundant positions due to the Renesas Transaction, for which we expect to record approximately $12 million related to ongoing and one-time termination benefits in the three months ending December 31, 2013. Such charges were not recorded in the three months ended September 30, 2013, as those costs were contingent upon the closing of the Renesas Transaction. These employees are in our Mobile and Wireless reportable segment.

Restructuring costs are primarily comprised of cash-based severance. We expect to be substantially complete with the restructuring actions by December 31, 2013, however, due to various complexities in our international locations, including consulting with works councils or employee representatives in certain of our European sites, some employee terminations could be finalized after December 31, 2013. We anticipate most of the expenses to be paid by March 31, 2014.

12.	Subsequent Events

On October 1, 2013 we completed our acquisition of LTE-related assets from affiliates of REC. In connection with the acquisition we paid approximately $164 million in cash, subject to certain adjustments. In addition, as discussed in Note 11, under certain circumstances REC is required to reimburse us up to $21 million for severance benefits paid to acquired employees prior to June 30, 2014. We will allocate the purchase price to tangible assets, liabilities and identifiable intangible assets acquired based on estimated fair values during the three months ending December 31, 2013.

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

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected total net revenue, costs and expenses and product and total gross margin; our accounting estimates, assumptions and judgments; the demand for our products; the expected benefits of the Renesas transaction; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our commitment to research and development efforts; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense and stock-based compensation as a percentage of revenue; manufacturing, assembly and test capacity; the effect that economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our expected annual cost savings related to our restructuring plan; our ability to consummate acquisitions and integrate their operations successfully; our ability to migrate to smaller process geometries; our success in pending intellectual property litigation matters; our potential needs for additional capital; inventory and accounts receivable levels; our ability to obtain future tax incentives; our ability to permanently reinvest our foreign earnings; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; and the level of accrued rebates. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

Additional Information

Investors and others should note that we announce material financial information using our company website (www.broadcom.com), our investor relations website (investors.broadcom.com), SEC filings, press releases, public conference calls and webcasts. Information about Broadcom and our business may also be announced by posts on the following social media channels:

•	B-Connected Blog (blog.broadcom.com)

•	Broadcom's Twitter feed (www.twitter.com/Broadcom)

•	Broadcom's Facebook page (www.facebook.com/Broadcom)

The information that we post on these social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in Broadcom to review the information that we post on these social media channels. These channels may be updated from time to time on our website. The information on or accessible through our websites and social media channels is not incorporated by reference in this Quarterly Report on Form 10-Q.

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

Our product revenue consists principally of sales of semiconductor devices and, to a lesser extent, licensing of our intellectual property, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. The majority of our product sales occur through the efforts of our direct sales force. The remaining balance of our product sales occurs through distributors. Income from the Qualcomm Agreement was derived from our April 2009 agreement with Qualcomm Incorporated, or the Qualcomm Agreement, which provided for the the licensing of our intellectual property to Qualcomm. The income from Qualcomm Agreement terminated in April 2013. It is unlikely that we will be able to enter into similar arrangements of this magnitude in the future.

A detailed discussion of our business may be found in our 2012 Annual Report under Part I, Item 1, “Business.”

Operating Results for the Three and Nine Months Ended September 30, 2013

In the three months ended September 30, 2013 our net income was $316 million, as compared to net income of $220 million in the three months ended September 30, 2012. The resulting increase in profitability was primarily the result of a one-time, non-recurring settlement gain of $75 million, a decrease in impairment of purchased intangibles assets of $48 million, offset in part by a charitable contribution of $25 million to the Broadcom Foundation.

In the nine months ended September 30, 2013 our net income was $256 million, as compared to net income of $468 million in the nine months ended September 30, 2012. The resulting decrease in profitability was primarily the result of charges for the impairment of purchased intangibles assets of $511 million, offset in part by (i) a 5.3% increase in total net revenue, (ii) higher gross margins due to the reduction of inventory valuation step-up expense, (iii) a decrease in settlement costs of $86 million, and (iv) a one-time, non-recurring settlement gain of $75 million.

Other highlights during the nine months ended September 30, 2013 include the following:

•
Our cash and cash equivalents and marketable securities were $4.34 billion at September 30, 2013, compared with $3.72 billion at December 31, 2012. We generated cash flow from operations of $1.39 billion during the nine months ended September 30, 2013, as compared to $1.34 billion in the nine months ended September 30, 2012.

•
In January 2013 our Board of Directors adopted an amendment to our existing dividend policy pursuant to which we increased our quarterly cash dividend by 10.0% to $0.11 per share ($0.44 per share on an annual basis) payable to holders of our common stock.

•	We repurchased 20.1 million shares of our Class A common stock at a weighted average price of $29.60.

•
In June 2013 we recorded purchased intangible impairment charges of $501 million, primarily related to our acquisition of NetLogic Microsystems, Inc., or NetLogic, and, to a lesser extent, our acquisition of Provigent, Inc.

•	In July 2013 we received a settlement payment of $75 million and recorded a one-time, non-recurring settlement gain.

•	In September 2013 we contributed $25 million to the Broadcom Foundation.

•
In September 2013 our Board of Directors approved and we initiated a global restructuring plan to reduce our expenses and better align our resources to areas of strategic focus. We recorded restructuring costs of $12 million in the three months ended September 30, 2013, and expect to record additional costs of approximately $20 million in the three months ending December 31, 2013.

•
On October 1, 2013 we completed our acquisition of LTE-related assets from affiliates of Renesas Electronics Corporation, or the Renesas Transaction. In connection with the acquisition we paid approximately $164 million.

Business Enterprise Segments.

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
	(In millions)
Three Months Ended September 30, 2013
Net revenue	$567	$1,015	$564	$—	$2,146
Operating income (loss)	148	114	205	(131)	336
Three Months Ended June 30, 2013
Net revenue	$568	$969	$510	$43	$2,090
Operating income (loss)	137	96	151	(632)	(248)
Three Months Ended September 30, 2012
Net revenue	$557	$1,023	$505	$43	$2,128
Operating income (loss)	131	157	140	(217)	211

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
	(In millions)
Nine Months Ended September 30, 2013
Net revenue	$1,672	$2,979	$1,504	$86	$6,241
Operating income (loss)	409	333	454	(910)	286
Nine Months Ended September 30, 2012
Net revenue	$1,594	$2,798	$1,391	$143	$5,926
Operating income (loss)	365	404	363	(719)	413

For additional information about our business enterprise segments and “All Other” category (including revenue and expense items reported under the "All Other" category), see further discussion in Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.

With the closing of the Renesas Transaction, we expect incremental operating expenses of $65 million and a similar decrease in operating income in the Mobile and Wireless reportable segment in the three months ending December 31, 2013.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the nine months ended September 30, 2013.

Results of Operations

The following table sets forth certain Unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net revenue:
Product revenue	100.0%	97.9%	98.0%	98.6%	97.6%
Income from Qualcomm Agreement	—	2.1	2.0	1.4	2.4
Total net revenue	100.0	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of product revenue	48.6	49.3	50.0	49.1	50.7
Research and development	28.3	29.6	28.1	29.4	29.1
Selling, general and administrative	8.4	8.3	8.2	8.6	8.8
Amortization of purchased intangible assets	0.7	0.7	1.5	0.7	1.4
Impairments of long-lived assets	—	24.0	2.3	8.2	1.4
Restructuring costs	0.6	—	0.1	0.2	0.1
Settlement costs (gains)	(3.5)	—	(0.1)	(1.2)	1.5
Charitable contribution	1.2	—	—	0.4	—
Total operating costs and expenses	84.3	111.9	90.1	95.4	93.0
Income (loss) from operations	15.7	(11.9)	9.9	4.6	7.0
Interest expense, net	(0.3)	(0.4)	(0.4)	(0.4)	(0.4)
Other income (expense), net	(0.3)	0.1	0.4	—	0.3
Income (loss) before income taxes	15.1	(12.2)	9.9	4.2	6.9
Provision for (benefit of) income taxes	0.4	(0.2)	(0.4)	0.1	(1.0)
Net income (loss)	14.7%	(12.0)%	10.3%	4.1%	7.9%

The following table presents supplementary financial data as a percentage of net revenue:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Revenue By Reportable Segment
Broadband Communications	26.4%	27.2%	26.2%	26.8%	26.9%
Mobile and Wireless	47.3	46.4	48.1	47.7	47.2
Infrastructure and Networking	26.3	24.4	23.7	24.1	23.5
All Other (1)	—	2.0	2.0	1.4	2.4
Gross Margin Data
Product gross margin	51.4%	49.7%	49.0%	50.3%	48.1%
Total gross margin	51.4	50.7	50.0	50.9	49.3
Stock-Based Compensation Expense (included in each functional line item)
Cost of product revenue	0.3%	0.3%	0.3%	0.3%	0.4%
Research and development	4.0	4.5	4.2	4.5	4.7
Selling, general and administrative	1.5	1.7	1.6	1.6	2.0

(1)	Income from the Qualcomm Agreement.

Net Revenue By Reportable Segments

The following tables present net revenue from each of our reportable segments:

	Three Months Ended			Quarter over Quarter		Year over Year
	September 30, 2013	June 30, 2013	September 30, 2012	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Broadband Communications	$567	$568	$557	$(1)	(0.2)%	$10	1.8%
Mobile and Wireless	1,015	969	1,023	46	4.7	(8)	(0.8)
Infrastructure and Networking	564	510	505	54	10.6	59	11.7
All Other (1)	—	43	43	(43)	(100.0)	(43)	(100.0)
Total net revenue	$2,146	$2,090	$2,128	$56	2.7	$18	0.8

	Nine Months Ended		Year over Year
	September 30, 2013	September 30, 2012	$ Change	% Change
	(In millions, except percentages)
Broadband Communications	$1,672	$1,594	$78	4.9%
Mobile and Wireless	2,979	2,798	181	6.5
Infrastructure and Networking	1,504	1,391	113	8.1
All Other (1)	86	143	(57)	(39.9)
Total net revenue	$6,241	$5,926	$315	5.3%

(1)	Income from the Qualcomm Agreement.

Broadband Communications. The small decrease in net revenue in the three months ended September 30, 2013, as compared to the three months ended June 30, 2013, resulted primarily from a decrease in sales of our set-top box (STB) solutions of $15 million, mostly offset by an increase in sales of our broadband modem products of $14 million. The increase in net revenue in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, resulted primarily from an increase in sales of our STB solutions of $24 million, partially offset by a reduction in sales of our broadband modem solutions and digital television and Blu-ray Disc products of $14 million. The increase in net revenue in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 resulted primarily from an increase in sales of our STB solutions of $141 million, partially offset by a reduction in sales of our digital television and Blu-ray Disc products of $39 million and sales of our broadband modem solutions of $24 million. STB growth is generally driven by global subscriber growth, the adoption of new communication features (including transcoding and MoCA 2.0), market share gains and the roll-out of more highly integrated platforms by global service providers. The decrease in sales of our digital television and Blu-ray Disc products was the result of our decision to exit from those particular consumer electronic markets and reallocate resources to more attractive opportunities. Growth in sales of broadband modem solutions is generally driven by new and faster technology standards, such as the transition from DOCSIS 2.0 to DOCSIS 3.0, share gains, subscriber growth, and momentum in emerging areas, such as small cells.

Mobile and Wireless. The increase in net revenue in the three months ended September 30, 2013, as compared to the three months ended June 30, 2013, resulted primarily from an increase in sales of our cellular SoCs of $11 million and other technologies incorporated primarily into handheld devices of $37 million. The decrease in net revenue in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, resulted primarily from a decrease in sales of our wireless connectivity products of $14 million and sales of our cellular SoCs of $9 million, partially offset by an increase of sales of other technologies incorporated primarily into handheld devices of $18 million. The increase in net revenue in the nine months ended September 30, 2013, as compared to nine months ended September 30, 2012, resulted primarily from an increase in sales of our wireless connectivity products of $160 million and other technologies incorporated primarily into handheld devices of $96 million, partially offset by a decrease in our cellular SoCs of $40 million and our discrete multimedia co-processor products of $35 million. Growth in our wireless connectivity business is generally driven by increased demand for higher-end end-devices which require Wi-Fi, Bluetooth and near field communication (NFC) connectivity. The ramp of new connectivity technologies and devices with richer features also contributed to growth.  For example, in connectivity, we are seeing the transition from single to dual-band WiFi and from 802.11n to 802.11ac. We are also ramping new connectivity technologies, including NFC. The decrease in sales of our cellular SoCs has been driven by the migration from 2G to 3G as well as intense price competition for 3G SoC’s, particularly in China. The decrease in sales of our discrete multimedia co-processors was driven by the end of life of certain customer products incorporating that technology.

Infrastructure and Networking. The increase in net revenue for the three months ended September 30, 2013, as compared to the three months ended June 30, 2013, resulted primarily from an increase in sales of our Ethernet switches and PHYs of $46 million, driven by stronger sales into the service provider and data center spaces. The increase in net revenue for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, resulted primarily from an increase in sales of Ethernet switches and PHYs of $67 million, partially offset by a decrease in sales of our Ethernet controller products of $9 million. The increase in net revenue in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, resulted primarily from an increase in sales of our Ethernet switches and PHYs of $105 million and communication processor and wireless infrastructure of $38 million, partially offset by a decrease in sales of our Ethernet controller products of $30 million. Growth in Ethernet switches and PHYs is generally driven by continued build outs of packet-based networks to support the delivery of video and mobile data over the Internet, an increase in hosted services and cloud computing, and the ongoing growth in unified communications in the enterprise. The increase in sales of our communication processors resulted from our acquisition of NetLogic in February 2012.

Rebates. We recorded customer rebates of $264 million, or 12.3% of net revenue, $192 million, or 9.2% of net revenue, and $216 million, or 10.2% of net revenue, in the three months ended September 30, 2013, June 30, 2013, and September 30, 2012, respectively. We recorded customer rebates of $617 million, or 9.9% of net revenue, and $512 million, or 8.6% of net revenue, in the nine months ended September 30, 2013 and 2012, respectively. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of $2 million, $7 million and $3 million in the three months ended September 30, 2013, June 30, 2013 and September 30, 2012, respectively. We reversed accrued rebates of $15 million and $8 million in the nine months ended September 30, 2013 and 2012, respectively. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs.

Concentration of Net Revenue

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In millions, except percentages)
Two largest customers	34.9%	32.3%	31.8%	34.6%	31.3%
Five largest customers as a group	49.1	46.9	45.1	48.3	46.3

We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. Our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the seasonal variations in consumer products and changes in the overall economic environment. For these and other reasons, our total net revenue and results of operations for the three months ended September 30, 2013 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Total Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin

The following tables present total net revenue, cost of product revenue, product gross margin and total gross margin:

	Three Months Ended			Quarter over Quarter		Year over Year
	September 30, 2013	June 30, 2013	September 30, 2012	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Product revenue	$2,146	$2,047	$2,085	$99	4.8%	$61	2.9%
Income from Qualcomm Agreement	—	43	43	(43)	(100.0)	(43)	(100.0)
Total net revenue	$2,146	$2,090	$2,128	$56	2.7	$18	0.8
Cost of product revenue	$1,044	$1,030	$1,063	$14	1.4	$(19)	(1.8)
Product gross margin	51.4%	49.7%	49.0%
Total gross margin	51.4%	50.7%	50.0%

	Nine Months Ended		Year over Year
	September 30, 2013	September 30, 2012	$ Change	% Change
	(In millions, except percentages)
Product revenue	$6,155	$5,783	$372	6.4%
Income from Qualcomm Agreement	86	143	(57)	(39.9)
Total net revenue	$6,241	$5,926	$315	5.3
Cost of product revenue	$3,062	$3,002	$60	2.0
Product gross margin	50.3%	48.1%
Total gross margin	50.9%	49.3%

Cost of Product Revenue and Product Gross Margin. Cost of product revenue comprises the cost of our semiconductor devices, which consists of the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, as well as royalties and license fees paid to vendors and to non-practicing entities, or NPEs. Also included in cost of product revenue is the amortization of purchased technology and inventory valuation step-up, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs, provisions for excess and obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support. Product gross margin is product revenue less cost of product revenue divided by product revenue and does not include income from the Qualcomm Agreement. Total gross margin is total net revenue less cost of product revenue divided by total net revenue.

Product gross margin increased to 51.4% in the three months ended September 30, 2013 as compared to 49.7% in the three months ended June 30, 2013. Gross margin benefited from a reduction in excess and obsolete inventory expense of $17 million. Product gross margin includes $10 million and $12 million of licensing revenue related to our intellectual property in the three months ended September 30, 2013 and June 30, 2013, respectively. Product gross margin also includes $7 million of licensing costs related to NPEs in each of the three months ended September 30, 2013 and June 30, 2013.

Product gross margin increased to 51.4% in the three months ended September 30, 2013, as compared to 49.0% in the three months ended September 30, 2012, primarily due to a reduction of inventory valuation step-up of $7 million, decreases in amortization of purchased intangibles of $13 million, and a decrease in excess and obsolete inventory expense of $4 million. The decrease in inventory step-up was primarily the result of the sell through of inventory assumed in our acquisition of NetLogic in prior quarters. Product gross margin includes $10 million and $7 million of licensing revenue related to our intellectual property in the three months ended September 30, 2013 and 2012, respectively. Product gross margin includes $7 million and $8 million of licensing costs related to NPEs in the three months ended September 30, 2013 and 2012, respectively.

Product gross margin increased to 50.3% in the nine months ended September 30, 2013, as compared to 48.1% in the nine months ended September 30, 2012, primarily due to a reduction of inventory valuation step-up of $71 million and a decrease in amortization of purchased intangibles of $19 million, offset in part by an increase in excess and obsolete inventory expense of $18 million. Product gross margin includes $30 million and $18 million of licensing revenue related to our intellectual property in the nine months ended September 30, 2013 and 2012, respectively. Product gross margin includes $21 million and $19 million of licensing costs related to NPEs in each of the nine months ended September 30, 2013 and 2012, respectively.

Our product and total gross margin may also be impacted by additional stock-based compensation expense, as discussed below, and the amortization of purchased intangible assets related to future acquisitions.

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

The following tables present details of research and development expense:

	Three Months Ended			Quarter over Quarter		Year over Year
	September 30, 2013	June 30, 2013	September 30, 2012	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$355	$349	$342	$6	1.7%	$13	3.8%
Stock-based compensation	86	95	89	(9)	(9.5)	(3)	(3.4)
Development and design costs	88	95	88	(7)	(7.4)	—	—
Other	80	80	81	—	—	(1)	(1.2)
Research and development	$609	$619	$600	$(10)	(1.6)%	$9	1.5%

	Nine Months Ended		Year over Year
	September 30, 2013	September 30, 2012	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$1,052	$967	$85	8.8%
Stock-based compensation	280	278	2	0.7
Development and design costs	276	255	21	8.2
Other	235	228	7	3.1
Research and development	$1,843	$1,728	$115	6.7%

The increase in salaries and benefits for the three and nine months ended September 30, 2013, as compared to the three and nine ended September 30, 2012, was primarily attributable to an increase in headcount of approximately 700 personnel, bringing research and development headcount to approximately 9,300 at September 30, 2013, which represents a 8.1% increase from September 30, 2012. This increase was offset by lower incentive compensation. See below for a discussion of stock-based compensation. The decrease in the three months ended September 30, 2013, as compared to the three months ended June 30, 2013, for development and design costs was primarily due to a decrease in tape-out costs. The increase in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, for development and design costs was primarily due to an increase in tape-out costs related to moving to smaller geometry processes, as well as engineering design tool expenses. Development and design costs vary from period to period depending on the timing of development and tape-out of various products. The increases in the Other line item in the above table is primarily attributable to an increase in depreciation expenses.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. We expect research and development costs to increase as a result of growth in, and the diversification of, the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies, including acquisitions. Approximately 40% of our products are currently manufactured in 65 nanometers (with an increasing number of products being manufactured in 40 nanometers). We are designing most new products in 40 nanometers, 28 nanometers and 20 nanometers, and are beginning to evaluate FinFET technologies. We currently hold more than 8,650 U.S. and more than 3,600 foreign patents and more than 7,600 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The following tables present details of selling, general and administrative expense:

	Three Months Ended			Quarter over Quarter		Year over Year
	September 30, 2013	June 30, 2013	September 30, 2012	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$86	$85	$91	$1	1.2%	$(5)	(5.5)%
Stock-based compensation	33	35	33	(2)	(5.7)	—	—
Legal and accounting fees	27	24	21	3	12.5	6	28.6
Other	35	30	29	5	16.7	6	20.7
Selling, general and administrative	$181	$174	$174	$7	4.0%	$7	4.0%

	Nine Months Ended		Year over Year
	September 30, 2013	September 30, 2012	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$259	$257	$2	0.8%
Stock-based compensation	102	116	(14)	(12.1)
Legal and accounting fees	74	63	11	17.5
Other	99	88	11	12.5
Selling, general and administrative	$534	$524	$10	1.9%

The increase in salaries and benefits in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was attributable to an increase in headcount of approximately 50 personnel, bringing selling, general and administrative headcount to approximately 2,000 at September 30, 2013, which represents a 2.6% increase from September 30, 2012. This increase was offset in part by lower incentive compensation. See below for a discussion of stock-based compensation. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and prior years’ securities litigation, patent prosecution and filings and various other transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of litigation. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for further information. The increases in the Other line item was primarily attributable to an increase in facilities expenses.

Stock-Based Compensation Expense

The following tables present details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of operations:

	Three Months Ended			Quarter over Quarter		Year over Year
	September 30, 2013	June 30, 2013	September 30, 2012	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$6	$6	$6	$—	—%	$—	—%
Research and development	86	95	89	(9)	(9.5)	(3)	(3.4)
Selling, general and administrative	33	35	33	(2)	(5.7)	—	—
	$125	$136	$128	$(11)	(8.1)%	$(3)	(2.3)%

	Nine Months Ended
	September 30, 2013	September 30, 2012	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$19	$21	$(2)	(9.5)%
Research and development	280	278	2	0.7
Selling, general and administrative	102	116	(14)	(12.1)
	$401	$415	$(14)	(3.4)%

The decrease in stock-based compensation in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily attributable to the accelerated vesting of certain equity awards of $17 million upon the termination of certain former NetLogic employees with change in control agreements in 2012. In the nine months ended September 30, 2013, we also granted equity awards with a fair value of $455 million, primarily related to our regular annual equity compensation review program, which will be expensed over the next four years.

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2013 and through 2017 related to unvested share-based payment awards:

	2013	2014	2015	2016	2017	Total
	(In millions)
Unearned stock-based compensation	$119	$374	$236	$124	$19	$872

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

Amortization of Purchased Intangible Assets

The following tables present details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended			Quarter over Quarter		Year over Year
	September 30, 2013	June 30, 2013	September 30, 2012	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$42	$44	$55	$(2)	(4.5)%	$(13)	(23.6)%
Other operating expenses	14	14	32	—	—	(18)	(56.3)
	$56	$58	$87	$(2)	(3.4)%	$(31)	(35.6)%

	Nine Months Ended
	September 30, 2013	September 30, 2012	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$129	$148	$(19)	(12.8)%
Other operating expenses	43	82	(39)	(47.6)
	$172	$230	$(58)	(25.2)%

The amortization of purchased intangible assets reflects the pattern in which the economic benefits of the intangible assets were consumed or otherwise used.

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), currently estimated to be expensed in the remainder of 2013 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Cost of product revenue	$41	$180	$172	$151	$131	$362	$1,037
Other operating expenses	14	34	13	6	2	6	75
	$55	$214	$185	$157	$133	$368	$1,112

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

During the six months ended June 30, 2013 we had a steady reduction in near-term sales forecasts for NetLogic products sold into the service provider market, which caused us to review our long-term forecasts. In addition, we downwardly revised our longer-term expectations of the size of the addressable market for these products. As a result of these triggering events, we performed a detailed impairment analysis of the long-lived assets associated with these products during the three months ended June 30, 2013. Based on our analysis, we determined certain assets acquired from NetLogic were not recoverable and impaired, requiring us to reduce the associated carrying value to fair value. Specifically, we impaired $238 million of completed technology, $88 million of IPR&D and $48 million of customer relationships related to our embedded and knowledge-based processor products. We also impaired $87 million of completed technology related to our DFE processor products. For DFE, one of our smaller product lines, our customers indicated that they prefer custom solutions as opposed to standard merchant solutions. In response, we have decided to redirect our efforts by focusing on developing customized solutions, and have consequently fully impaired the assets related to the acquired DFE merchant product line.
The primary factor contributing to the Provigent impairment for completed technology in the three months ended June 30, 2013 (discussed above) and the charges of $10 million for IPR&D and $48 million for developed technology taken in the three months ended March 31, 2013 and September 30 2012, respectively, was the continued reduction in revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with impaired assets.
As discussed in our 2012 Annual Report, based on our annual asset impairment testing and the increased balance of goodwill due to our recent acquisitions, including our acquisition of NetLogic, we determined there was a risk of our Infrastructure and Networking reporting unit failing the first step of the goodwill impairment test in future periods.  The level of excess fair value over carrying value for this reporting unit was approximately 19% as of October 1, 2012.  In light of the reduction in estimated future cash flows that resulted in the significant impairment of purchased intangible assets related to our Infrastructure and Networking reporting unit in the three months ended June 30, 2013 (as discussed above), and as a result of our recent stock price decline in the three months ended September 30, 2013, we determined our goodwill had potentially been impaired. Accordingly, we performed the first step of the quantitative goodwill impairment assessment for each of our reporting units for recoverability of goodwill at September 1, 2013 but determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value by greater than 20%.
Consistent with our annual goodwill impairment assessment, we estimated the fair values of our reporting units using a combination of the income and market approaches.  Please refer to Note 10, "Impairment of Goodwill and Long-lived Assets", in our 2012 Annual Report. These techniques utilized several unobservable inputs categorized as Level 3 inputs.  The key unobservable inputs utilized in the model include discount rates of 10% to 14%, perpetual growth rates of 3% to 4%, a market participant tax rate of 15%, and estimated future cash flows.

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

Restructuring Costs

On September 25, 2013 our Board of Directors approved and we initiated a global restructuring plan to reduce our expenses and better align our resources to areas of strategic focus. We recorded restructuring costs of $12 million in the three months ended September 30, 2013, and expect to record additional costs of approximatively $20 million in the three months ending December 31, 2013. Excluding the simultaneous integration actions to synergize our research and development efforts in conjunction with the Renesas Transaction, we currently believe the actions that we have taken should result in a reduction of our anticipated growth in operating expenses of approximately $50 million in 2014. See Note 11 of Notes to the Unaudited Condensed Consolidated Financial Statements.

Settlement Costs (Gains)

In the three and nine months ended September 30, 2013, we received a payment of $75 million, net of contingent legal fees, and recorded this as a gain on settlement. In three and nine months ended September 30, 2012, we recognized a gain on settlement of patent infringement claims of $2 million.  In the nine months ended September 30, 2012 we recorded settlement costs of $88 million related to the settlement of patent infringement claims. See Note 8 of Notes to the Unaudited Condensed Consolidated Financial Statements.

Charitable Contribution

In April 2009 we established the Broadcom Foundation to support science, technology, engineering and mathematics programs, as well as a broad range of community services. In September 2013 we contributed $25 million to the Broadcom Foundation. This payment was recorded as an operating expense in our unaudited statement of income in the three months ended September 30, 2013.

Provision for (Benefit of) Income Taxes

The following tables present details of the provision for (benefit of) income taxes and our effective tax rates:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In millions, except percentages)
Provision for (benefit of) income taxes	$9	$(3)	$(9)	8	(62)
Effective tax rates	2.8%	1.2%	(4.3)%	3.0%	(15.3)%

The differences between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at substantially lower rates than the federal statutory rate, and domestic tax losses recorded without tax benefits. In determining our annualized effective tax rates, the tax effects of a $75 million settlement gain for the three and nine months ended September 30, 2013, and the impairments of purchased intangible assets of $501 million and $48 million for the three months ended June 30, 2013 and September 30, 2012, respectively, and $511 million and $85 million for the nine months ended September 30, 2013 and 2012, respectively, were treated as discrete items. As a result, we recorded discrete tax benefits for the impairments of purchased intangible assets of $8 million for the three months ended June 30, 2013, $12 million for the three and nine months ended September 30, 2012, and $10 million for the nine months ended September 30, 2013. We recorded a discrete tax provision of $3 million for the three and nine months ended September 30, 2013, resulting from changes to foreign statutory tax rates. We also recorded discrete tax benefits of $4 million for the three months ended June 30, 2013, and $9 million and $7 million for the nine months ended September 30, 2013 and 2012, respectively, resulting primarily from the expiration of statutes of limitations for the assessment of taxes in various foreign jurisdictions. In addition, we recorded tax benefits resulting from reductions in our U.S. valuation allowance on certain deferred tax assets due to recording net deferred tax liabilities for identifiable intangible assets under purchase accounting of $51 million for the nine months ended September 30, 2012.

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $17 million and $29 million at September 30, 2013 and December 31, 2012, respectively.

We operate under tax incentives in Singapore, which are effective through March 2014. The tax incentives are conditional upon our meeting certain employment and investment thresholds. We are in discussions with the Singapore Economic Development Board with respect to tax incentives for periods after March 31, 2014.

Our income tax returns for the 2007, 2008 and 2009 tax years are currently under examination by the Internal Revenue Service.  We do not believe the audit will have a material impact on our financial position, operating results, or cash flows.  However, our deferred tax assets could be reduced, with a corresponding reduction in the valuation allowance related to such deferred tax assets.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities. The following table presents working capital, cash and cash equivalents, and marketable securities:

	September 30, 2013	December 31, 2012	$ Change
	(In millions)
Working capital	$2,126	$2,099	$27

Cash and cash equivalents	$1,524	$1,617	(93)
Short-term marketable securities	880	757	123
Long-term marketable securities	1,940	1,348	592
Total cash and cash equivalents and marketable securities	$4,344	$3,722	$622

Cash and cash equivalents and marketable securities increased to $4.34 billion at September 30, 2013 from $3.72 billion at December 31, 2012 as a result of cash provided by operating activities and received from issuances of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan, offset by repurchases of our Class A common stock, an increase to our quarterly dividend payments, and purchases of property and equipment.

See discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended
	September 30,
	2013	2012
	(In millions)
Net cash provided by operating activities	$1,394	$1,338
Net cash used in investing activities	(890)	(4,420)
Net cash provided by (used in) financing activities	(597)	352
Decrease in cash and cash equivalents	(93)	(2,730)
Cash and cash equivalents at beginning of period	1,617	4,146
Cash and cash equivalents at end of period	$1,524	$1,416

Operating Activities

In the nine months ended September 30, 2013 our operating activities provided $1.39 billion in cash. This was primarily the result of net income of $256 million and net non-cash operating expenses of $1.20 billion, offset in part by changes in operating assets and liabilities of $66 million. In the nine months ended September 30, 2012 our operating activities provided $1.34 billion in cash. This was primarily the result of net income of $468 million, net non-cash operating expenses of $813 million and changes in operating assets and liabilities of $57 million.

Our days sales outstanding increased from 32 days at December 31, 2012 to 36 days at September 30, 2013. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Additionally, accounts receivable could increase due to fluctuations in concentrations of revenue with customers under rebate programs, which may result in higher levels of accounts receivables and accrued rebates on our balance sheet. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

Our inventory days on hand remained flat at 47 days at December 31, 2012 and September 30, 2013 primarily to meet the anticipated revenue levels in the three months ending December 31, 2013. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing Activities

Investing activities used $890 million in cash in the nine months ended September 30, 2013, which was primarily the result of $172 million of capital equipment purchases to support our research and development efforts and $718 million in net purchases of marketable securities. Investing activities used $4.42 billion in cash in the nine months ended September 30, 2012, which was primarily the result of $3.58 billion in net cash paid for our acquisitions of NetLogic and BroadLight Inc., $189 million of capital equipment purchases to support our research and development efforts, and $662 million in net purchases of marketable securities.

Financing Activities

Our financing activities used $597 million in cash in the nine months ended September 30, 2013, which was primarily the result of repurchases of our Class A common stock of $595 million, dividends of $190 million, and $104 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $292 million in proceeds received from issuances of common stock upon the exercise of stock options. Our financing activities provided $352 million in cash in the nine months ended September 30, 2012, which was primarily the result of the issuance of long term debt of $492 million and $209 million in proceeds received from issuances of common stock upon the exercise of stock options, offset in part by a $57 million payment of contingent consideration and debt assumed from our recent acquisitions, dividends of $167 million, and $124 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units.

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

Short and Long-Term Financing Arrangements

At September 30, 2013, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

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

The credit facility contains customary representations, warranties and covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We were in compliance with all debt covenants as of September 30, 2013.

Senior Notes

The following table summarizes details of our senior unsecured notes, or Notes:

September 30, 2013
(In millions)
1.500% fixed-rate notes, due 2013	$300
2.375% fixed-rate notes, due 2015	400
2.700% fixed-rate notes, due 2018	500
2.500% fixed-rate notes, due 2022	500
$1,700
Unaccreted discount	(6)
Less current portion of long-term debt	(300)
$1,394

In connection with the Notes issued in August 2012 and due in 2022, or the 2022 Notes, we entered into a registration rights agreement pursuant to which we agreed to use our reasonable commercial efforts to file with the SEC an exchange offer registration statement to issue registered notes with substantially identical terms as the 2022 Notes in exchange for any outstanding 2022 Notes, or, under certain circumstances, a shelf registration statement to register the 2022 Notes. In the three months ended June 30, 2013 we commenced and completed an exchange offer to issue registered notes with substantially identical terms as the original 2022 Notes. Substantially all the original notes were exchanged.

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

Relative to our overall indebtedness, the Notes rank in right of payment (i) equal with all of our other existing and future senior unsecured indebtedness, (ii) senior to all of our existing and future subordinated indebtedness, and (iii) effectively subordinated to all of our subsidiaries' existing and future indebtedness and other obligations (including secured and unsecured obligations) and subordinated to our existing and future secured indebtedness and other obligations, to the extent of the assets securing such indebtedness and other obligations.

Other Notes and Borrowings

We had no other significant notes or borrowings as of September 30, 2013.

Commitments and Other Contractual Obligations

There have been no material changes in the nine months ended September 30, 2013 to the amounts presented in the table under the "Commitments and Other Contractual Obligations" section in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operation" of our 2012 Annual Report.

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

As of September 30, 2013 we have approximately $2.25 billion of cash, cash equivalents, and marketable securities held by our foreign subsidiaries. Any potential additional income, which could result if we were to repatriate our remaining foreign cash, cash equivalents and marketable securities would be offset by existing net operating loss and research and development tax credit carryforwards and should not have a material effect on our tax liabilities.

Off-Balance Sheet Arrangements

At September 30, 2013 we had no material off-balance sheet arrangements, other than our facility operating leases.

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

To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 30, 2013, a 100 basis point increase in interest rates across all maturities would result in a $33 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analysis performed as of September 30, 2013 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

A hypothetical increase of 100 basis points in short-term interest rates would not have a material impact on our revolving credit facility, which bears a floating interest rate. This sensitivity analysis assumes all other variables will remain constant in future periods.

Our Notes bear fixed interest rates, and therefore, would not be subject to interest rate risk.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Our direct exposure to foreign exchange rate fluctuations is limited primarily to employee costs for employees based outside of the U.S. Fluctuations in currency exchange rates could affect our business in the future.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2013, the end of the period covered by this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Contributions to our net revenue by these customers have increased in the last several years. Sales to our five largest customers represented 48.3%, and 46.3% of our total net revenue in the nine months ended September 30, 2013 and 2012, respectively. Sales to two significant customers, those representing 10% or more of total net revenue, represented 34.6% and 31.3% of our total net revenue in the nine months ended September 30, 2013 and 2012, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The loss of any significant customer could materially and adversely affect our financial condition and results of operations. Also, as our significant customers become larger relative to our business and the industry, they may be able to leverage pricing pressure through the supply chain, vertical integration or other avenues, thereby adversely affecting our gross margins.

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

In addition, the vast majority of our licensing revenue and related income to date has been derived from the Qualcomm Agreement. From April 2009 through June 30, 2013, we recorded $856 million in income derived from this agreement. The income from the Qualcomm Agreement is non-recurring and terminated in April 2013. It is unlikely that we will be able to enter into additional such arrangements of this magnitude in the future.

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

We expect that a high percentage of our future sales will come from sales of new products. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. The markets for some of these products are new to us and may be immature and/or unpredictable. These markets may not develop into profitable opportunities and we have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. In particular, we have made a significant investment in LTE technology, including the recent acquisition of the LTE related assets of Renesas Electronics Corporation. Failure to ramp LTE products could materially adversely affect our results of operations and our long term view of the viability of our mobile and wireless segment. As a result, it is difficult to anticipate our future revenue streams from, or the sustainability of, our new products.

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

We face a number of challenges associated with our acquisition strategy that could disrupt our ongoing business and distract our management team, including:

•	lower gross margins, revenue and operating income than originally anticipated at the time of acquisition and other financial challenges;

•	delays in the timing and successful integration of an acquired company’s technologies, and/or launch of products;

•	the loss of key personnel

•	challenges in obtaining necessary transition services; and

•	becoming subject to intellectual property or other litigation.

Acquisitions can result in increased debt or contingent liabilities. While we believe we will have the ability to service any additional debt we may potentially issue in connection with acquisitions, our ability to make principal and interest payments when due depends upon our future performance, which will be subject to general economic conditions, industry cycles, and business and other factors affecting our operations, including the other risk factors described in this section, many of which are beyond our control. Acquisitions can also result in adverse tax consequences, warranty or product liability exposure related to acquired assets, additional stock-based compensation expense, write up of acquired inventory to fair value, and the recording and later amortization of amounts related to certain purchased intangible assets, all of which can adversely affect our reported results on a GAAP basis. Furthermore, we have in the past and may in the future record goodwill and other purchased intangible assets in connection with an acquisition and incur impairment charges. For example, in the three months ended June 30, 2013 we recorded a significant purchased intangible impairment charge in connection with our acquisition of NetLogic. Additionally, as discussed in our 2012 Annual Report under the “Critical Accounting Policies and Estimates” section in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we have determined that we currently have goodwill at risk of potential impairment in future periods related to our Infrastructure and Networking reportable segment.

We may fail to appropriately adjust our operations in response to changes in our strategy or market demand.

Through internal growth and acquisitions, we significantly modified the scope of our operations and workforce in recent years. In response to changes in industry and market conditions, we may from time to time be required to strategically realign our resources. These circumstances could cause the need to implement restructuring actions and a number of other cost saving measures. Our operations are characterized by a high percentage of costs that are fixed or difficult to reduce in the short term, such as research and development expenses related to our highly skilled workforce.

As a result of our effort to reduce our expenses and better align our resources to areas of strategic focus, we implemented a restructuring plan in the third quarter of 2013. The plan focuses primarily on workforce reductions and includes employees from our recent transaction with Renesas Electronics Corporation. Employees directly affected by the reductions may seek future employment with our business partners, customers or competitors. Furthermore, our restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. Reductions in force in our international locations present additional complexities, including consulting with works councils or employee representatives in certain of our European sites. We cannot assure you that our restructuring efforts will be successful, that future operations will improve or that the completion of the restructuring will not disrupt our operations.

During other periods, our growth has placed a significant strain on our management personnel, systems and resources. To respond to such periods of increased demand, we are required to expand, train, manage and motivate our workforce, and to upgrade or enhance our existing IT systems. For example, over the next two years, we plan to upgrade our enterprise resource planning system. We may not be successful in implementing new systems, which could involve business disruptions, including impeding the shipment of our products. If we are unable to effectively manage expanding operations during growth periods, we may be unable to adjust our business quickly enough to meet competitive challenges or exploit potential market opportunities.

Any of these circumstances could materially and adversely affect our current or future business.

We are exposed to risks associated with our international operations.

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to international destinations, primarily in Asia, represented 96.5% and 96.4% of our product revenue in the nine months ended September 30, 2013 and 2012, respectively. Substantially all of our products are shipped through our logistical facilities in Singapore. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our international business activities and to open other design and operational centers abroad.

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

Our international operations are subject to increasingly complex foreign and U.S. laws and regulations that increase our cost of doing business in international jurisdictions, including but not limited to anti-corruption laws, such as the Foreign Corrupt Practices Act and the UK Bribery Act and equivalent laws in other jurisdictions, antitrust or competition laws, and data privacy laws, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no complete assurance that any individual employee, contractor, or agent will not violate our policies. Additionally, the costs of complying with these laws (including the costs of investigations, auditing and monitoring) could also adversely affect our current or future business. In September 2013 the State Administration for Industry and Commerce, a Chinese regulatory agency, commenced an informal review of our compliance with China's antitrust laws. We are fully cooperating with this review.

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

Our stock price is highly volatile.

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2010 through September 30, 2013 our Class A common stock has traded at prices as low as $23.25 and as high as $47.39 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

Our current and any future restructuring plans may adversely impact our ability to attract and retain key employees.

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

As a fabless semiconductor company, we do not own or operate fabrication, assembly or test facilities. We rely on third parties to manufacture, assemble and test substantially all of our semiconductor devices. Accordingly, we cannot directly control our product delivery schedules and quality assurance. This lack of control could result in product shortages or quality assurance problems. These issues could delay shipments of our products or increase our assembly or testing costs. In addition, the consolidation of foundry subcontractors, as well as the increasing capital intensity and complexity associated with fabrication in smaller process geometries has limited our diversity of suppliers and increased our risk of a “single point of failure.” Specifically, as we move to smaller geometries, we have become increasingly reliant on TSMC for the manufacture of product at and below 40 nanometers. The lack of diversity of suppliers could also drive increased wafer prices, adversely affect our results of operations, including our product gross margins.

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

Our articles of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire a majority of our outstanding voting stock. For example, our Board of Directors may issue shares of Class B common stock in connection with certain acquisitions, which shares have superior voting rights entitling the holder to ten votes for each share held on matters that we submit to a shareholder vote (as compared to one vote per share in the case of our Class A common stock). Furthermore, our Board of Directors has the authority to fix the rights and preferences of shares of our preferred stock and to issue shares of common or preferred stock without a shareholder vote. These provisions, among others, may discourage certain types of transactions involving an actual or potential change in our control.

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

As of September 30, 2013 our co-founders, directors, executive officers and their respective affiliates beneficially owned 9.8% of our outstanding common stock and held 49.2% of the total voting power held by our shareholders. As a result, the voting power of these shareholders may strongly influence the outcome of matters that require the approval of our shareholders. These matters include the election of our Board of Directors, the issuance of additional shares of Class B common stock, and the approval of most significant corporate transactions, including certain mergers and consolidations and the sale of all or substantially all of our assets. In particular, as of September 30, 2013 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 8.8% of our outstanding common stock and held 48.8% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we may not be able to engage in certain transactions, and our shareholders may not be able to effect certain actions or transactions, without the approval of these shareholders. Repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended September 30, 2013 we issued an aggregate of 77,000 shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

In February 2010, we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset dilution associated with our stock incentive plans. The maximum number of shares of our Class A common stock that may be repurchased in any one year under this program (including under an accelerated share repurchase or similar arrangement) is equal to the total number of shares issued pursuant to our equity awards in the previous year and the current year. This program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. The program may be complemented by one or more additional share repurchase programs in the future.

The following table presents details of our various repurchases during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May yet be Purchased under the Plans
	(In millions, except per share data)
July 2013	12.0	$27.78	12.0
August 2013	1.5	27.22	1.5
September 2013	0.1	25.01	0.1
Total	13.6	$27.70	13.6	N/A

Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act. Our share repurchase programs do not obligate us to acquire any particular amount of our stock and may be suspended at any time at our discretion.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

On September 25, 2013 our Board of Directors approved a global restructuring plan. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

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

October 22, 2013