Form 10-K
period 2013-12-31
BROADCOM CORP
filed 2014-01-30
CIK 1054374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐      No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on was $17.83 billion (based on the closing sales price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2013). As of December 31, 2013 there were 531 million shares of Class A common stock and 50 million shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed on or before April 30, 2014

Broadcom®, the pulse logo, BroadR-Reach®, XLP® and XGS™ are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

©2014 Broadcom Corporation. All rights reserved.	This Annual Report on Form 10-K is printed on recycled paper.

BROADCOM CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Cautionary Statement

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected total net revenue, costs and expenses and product and total gross margin; our accounting estimates, assumptions and judgments; the demand for our products; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our commitment to research and development efforts; the characteristics of our patents; the accuracy of our estimates and forecasts; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense and stock-based compensation as a percentage of revenue; manufacturing, assembly and test capacity; the effect that economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; the expected benefits of the Renesas transaction; our expected annual cost savings related to our restructuring plan; our ability to consummate acquisitions and integrate their operations successfully; our ability to migrate to smaller process geometries; our success in pending intellectual property litigation matters; our potential needs for additional capital; inventory and accounts receivable levels; our ability to obtain future tax incentives; our ability to permanently reinvest our foreign earnings; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; the level of accrued rebates; and our intention to continue to pay dividends. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part I, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

PART I

Item 1. Business

Overview

Broadcom Corporation (including our subsidiaries, referred to collectively in this Annual Report as “Broadcom,” “we,” “our” and “us”) is a global leader and innovator in semiconductor solutions for wired and wireless communications. Broadcom was incorporated in California in August 1991. Our Class A common stock trades on the Nasdaq Global Select Market® under the symbol BRCM. Our principal executive offices are located at 5300 California Avenue, Irvine, California 92617-3038, and our telephone number at that location is 949.926.5000. Our Internet address is www.broadcom.com. The inclusion of our Internet address in this Report does not include or incorporate by reference into this Report any information on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other U.S. Securities and Exchange Commission (SEC) filings are available free of charge through the investor relations section of our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The SEC also maintains a web site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Communications technologies continue to evolve rapidly due to growth in the number of connected devices, continual increased demand for faster speeds across wired and wireless networks, the emergence of new communications standards, and the introduction of new technologies and features. Success in this field is influenced by the strength of a supplier’s intellectual property, or IP, portfolio and the ability to integrate that IP into complex, single-chip solutions. We have one of the strongest IP portfolios among global fabless semiconductor suppliers, as ranked by the Institute of Electrical and Electronics Engineers (IEEE). Our strategy centers on designing highly-complex and highly-integrated semiconductor solutions that leverage our leading IP portfolio and target a broad range of wired and wireless communications markets. We provide the industry’s broadest portfolio of highly-integrated system-on-a-chip solutions, or SoC’s, that seamlessly deliver voice, video, data and multimedia connectively in the home, office and mobile environments. This focus on integration enables Broadcom to provide products that deliver leading performance, consume relatively low power and take up a minimal amount of space within our customers’ products. Our strong and growing IP portfolio and solid track record in designing highly-integrated SoC’s enables us to quickly and efficiently respond to a rapidly evolving marketplace for communication solutions.

Reportable Segments

Our solutions are used globally by leading manufacturers and are embedded in an array of communications products that are structured around three core platforms: Broadband Communications (Solutions for the Home), Mobile and Wireless (Solutions for the Hand) and Infrastructure and Networking (Solutions for Infrastructure). Our diverse product portfolio includes:

•	Solutions for the Home - Highly-integrated and complete platform solutions for set-top boxes and broadband access.

•	Solutions for the Hand - Platforms primarily for mobile devices that include low-power, high-performance and highly integrated wireless connectivity solutions, cellular SoCs and other technologies.

•
Solutions for Infrastructure - Highly-integrated platforms for Infrastructure deployments that include Ethernet switches and PHYs, automotive Ethernet, communication processors and wireless infrastructure solutions, and Ethernet controllers.

Net revenue for these reportable segments is presented below. “All Other” is comprised of income from our April 2009 agreement with Qualcomm Incorporated, or the Qualcomm Agreement (see detailed discussion in “Overview” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Percentage of Net Revenue

Net Revenue: $8.31 billion	Net Revenue: $8.01 billion	Net Revenue: $7.39 billion

Broadband Communications Reportable Segment (Solutions for the Home)

Set-Top Boxes

Global service providers are increasingly introducing new and enhanced technologies and services in set-top boxes, or STBs, including increased transcoding, digital video recording functionality, higher definition, increased networking capabilities, and more tuners to enable faster channel change and more simultaneous recordings. Service providers are also looking to deploy High Efficiency Video Coding, or HEVC, a video compression format that is a successor to the H.264/MPEG-4 format. HEVC enables Ultra HD services because it effectively doubles the capacity of existing networks to deploy new or existing content. With Ultra HD TV prices falling rapidly, content owners are increasingly exploring creating and transmitting their own Ultra HD content.

We offer complete platform solutions for cable, satellite, IP and terrestrial STBs that enable service providers to deploy a broad array of features and services for consumers. More specifically, for STBs, our solutions include cable, satellite, IP and terrestrial set-top box SoC’s, digital television adaptors and over-the-top platform solutions. Our family of set-top box solutions, across IP, Satellite and Cable, support the complete range of resolutions, from standard definition, to high definition, to most recently Ultra HD. We also provide MoCA and Powerline networking SoCs.

Broadband Access

Global service providers continue to deploy next generation broadband access technologies across multiple standards, including DSL, cable and fiber, to deliver more bandwidth and faster speeds to consumers. Over the coming years, we see global service providers moving toward DOCSIS 3.1 for cable modem technologies, G.Fast for DSL, and deploying more fiber-based solutions to increase speeds and bandwidth for customers.

We offer complete platform solutions for DSL, cable and fiber for both central office deployments and consumer premise equipment (CPE). For CPE deployments, we see increased movement toward residential gateways, which are frequently powered by our platform solutions. For the central office, our solutions include cable modem termination systems for cable deployments, optical line termination for Fiber deployments, and DSLAM’s for DSL deployments.

Wireless Infrastructure

Service providers are also increasingly looking to deploy femtocell and small cell solutions to add capacity and coverage to their cellular network topology. Femtocells are deployed primarily in residences to enhance cellular coverage in the home. Small cells are low-powered radio access nodes that operate in licensed and unlicensed spectrum with a range of 10 meters to 2 kilometers. Service providers are planning to deploy small cells primarily for data offloading to increase efficiency in use of spectrum. We offer complete 3G/4G platform solutions for femtocells and small and residential cells.

Mobile and Wireless Reportable Segment (Solutions for the Hand)

Wireless Connectivity

Our wireless connectivity solutions include integrated and discrete Wi-Fi, Bluetooth and near field communication, or NFC, solutions. Devices incorporating our connectivity solutions include: smartphones; tablets; laptops, and related peripherals; wireless home routers and gateways; printers; handheld media devices; home gaming systems; smart TVs and connected STBs; and a range of wearable and connected devices, including watches and glasses, smoke alarms and thermostats.

Wi-Fi

Wireless local area networking, also known as Wi-Fi, allows devices on a local area network to communicate wirelessly. It adds the convenience of mobility to the utility of high-speed data networks. Wi-Fi has been embedded into a wide range of devices including smartphones, tablets, home gateways and routers, personal computers, digital cameras, printers, gaming devices, STBs, and HDTVs. We offer a family of high performance, low power Wi-Fi chipsets that support all current 802.11 standards, including 802.11a/b/g, 802.11n and 802.11ac. 802.11ac, the latest generation of Wi-Fi technology, enables up to gigabit+ speeds and improved range while delivering data in a more power-efficient manner. We also support Wi-Fi Direct, WiFi Display and Miracast across our product portfolio, allowing direct communication between devices (or, peer-to-peer data transfers) without requiring an access point.

Bluetooth

The Bluetooth short-range wireless networking standard is a low power technology that enables direct connectivity between devices. We offer a complete family of Bluetooth silicon and software solutions for mobile phones, PCs, HDTVs, peripherals, gaming, wearables, the internet of things (IoT) and many other applications. Our family of Bluetooth solutions enables manufacturers to easily and cost-effectively add Bluetooth functionality to virtually any device. We continue to drive the evolution of Bluetooth with support of the Bluetooth Low Energy (BLE) standard, or Bluetooth Smart, an emerging standard for supporting low power applications such as health and fitness, medical devices, and wearable devices, including watches, glasses, wristbands, smoke alarms, pet monitoring solutions and many other implementations.

Near Field Communications (NFC)

NFC, an ultra short-range wireless standard that enables simple pairing between devices, has been adopted for contactless payment systems and can also be implemented to facilitate simple pairing between a variety of devices, including smartphones, tablets, TVs, remote controls, wireless mice, and Bluetooth headsets. We have developed a family of low-power NFC solutions that enable cost-effective deployments of NFC in consumer devices.

Wireless Connectivity Combo Chips

Our customers constantly demand connectivity solutions at a lower cost, with higher performance, longer battery life and a smaller footprint. We have created a family of connectivity combo chips that integrate multiple wireless technologies into a single chip. For example, we offer combo solutions that integrate a complete Bluetooth system (with BLE), a complete Wi-Fi system, NFC, and a high performance FM stereo radio receiver.

Cellular SoCs

We offer a broad portfolio of cellular SoC’s that support 2G, 3G and 4G cellular standards. More specifically, we support GSM/GPRS, WCDMA, HSDPA, HSUPA, HSPA+, and LTE.

Our cellular SoC’s also incorporate additional functionality outside of the core cellular modem. For instance, we integrate an application processing subsystem, as well as provide dedicated support for graphics and video and an image processing subsystem. Our product offerings currently include single-core, dual-core and quad-core 3G SoC’s and a dual-core LTE SoC.

As part of our broader and complete cellular platform, we provide cellular RF and a family of power management devices that intelligently manage power consumption to improve battery life. Our complete cellular platform also includes our complete range of technologies, including Wi-Fi, Bluetooth, GPS, NFC, and connectivity combo chips described in more detail above.

Other Technologies (incorporated primarily into handheld devices)

Location (GPS)

Location-based technologies in general, and Global Positioning System, or GPS, in particular, have long been a standard feature in navigation devices and have become a common feature in smartphones and tablets. In addition to GPS, other satellite-based navigation systems have been deployed, such as Global Navigation Satellite System (GNSS), which encompasses a plurality of satellite-based navigation systems. Reliance on additional satellite coverage, compared with a system that relies only on a GPS solution, offers significant improvement in location determination, location accuracy and time-to-first-fix.

We offer a family of GPS, assisted GPS (A-GPS) and GNSS semiconductor products, software and data services. Our location-based services technology delivers data to our GNSS devices, further enhancing performance and reliability. These GPS solutions are part of a broader location platform that leverages a broad range of communications technologies, including WiFi, Bluetooth, MEMS sensors and GPS, to provide more accurate location, navigation and more functionality indoors, including indoor location and navigation.

Touch Controllers

We offer a family of touch controllers, which are integrated circuits designed to process signals from touch screens on mobile devices. Our touch controllers can be found in smartphones and tablets.

Infrastructure and Networking Reportable Segment (Solutions for Infrastructure)

Our solutions in this reportable segment include: Ethernet switches and PHYs, which includes switches and fabrics; copper and optical transceivers; backplane and optical front-end physical layer devices; communications processors and solutions for wireless infrastructure, including multicore processors and microwave backhaul and knowledge-based processors. We provide Ethernet connectivity for the automotive market. We also offer a family of Ethernet Controllers.

Products incorporating our solutions in this reportable segment include: service provider metro equipment; edge and core routers, wireless infrastructure and wireless access points; switches and routers; servers and workstations; network interface cards; LAN on motherboard applications; optical networks and dense wave division multiplexing applications; security appliances; storage controllers; and microwave links for wireless backhaul.

Ethernet Switch and PHY

Ethernet is a ubiquitous interconnection technology that enables high performance and cost effective networking infrastructure across the enterprise, service provider, data center and small and medium business spaces.

Ethernet Switch.  We offer a broad set of Ethernet switching products that are optimized for service provider networks, data center implementations, enterprise and small-and-medium businesses. These solutions range from low-cost five port switch chips to complete solutions enabling in excess of 400 terabits of switching capacity in a multi-chassis configuration. More specifically:

•
Data center - High capacity, low latency switching silicon that supports advanced protocols around virtualization and multi-pathing. Our Trident and DNX Ethernet switching fabric technologies provide the ability to build highly scalable flat networks supporting tens of thousands of servers and supporting 100 gigabits per second (Gbps) Ethernet.

•
Service provider - Our service provider switch portfolio enables carrier/service provider networks to support a large number of services in the wireless backhaul, access, aggregation and core of their networks. Our SBX NPU product family provides a full duplex 100 Gbps fully programmable packet processor.

•
Enterprise and small-and-medium businesses (SMB) - For enterprise applications, our XGS™ product family combines multi-layer switching capabilities and wire-speed Gigabit, 10, 40 and 100 Gbps Ethernet switching performance for unified wired and wireless enterprise business networks. Our family of SMB Ethernet switch products are designed to support lower power modes and comply with industry standards around energy efficient Ethernet.

Ethernet Copper Transceivers.  Our high performance Ethernet transceivers are built upon a proprietary digital signal processing communication architecture optimized for high-speed network connections and support the latest standards and advanced features, such as energy efficient Ethernet, data encryption and time synchronization at one or 10 Gbps.

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

Communication Processors and Wireless Infrastructure

Multicore Communication Processor. Used in building current and next-generation server, storage, data networking and wireless equipment, our XLP® multicore solutions provide leading central processing unit (CPU) performance utilizing quad issue, quad threaded and out-of-order execution. These CPU cores are coupled with high performance on-chip fabric and accelerators, enabling multi-chip cache coherent configurations. Broadcom's high-speed communications processors support complex networking applications, such as deep content switching, routing and load balancing at wireline speed. In addition to our XLP line, we provide the StrataGX line of highly integrated processor and networking solutions based on ARM processors.

Knowledge-Based Processors (KBP). Broadcom's knowledge-based processors enable high-performance decision-making for packet processing in a variety of advanced devices in the enterprise, metro, access, edge and core networking spaces. This family features the ability to process packets at wire-speed while consuming relatively little power.

Microwave Modems and RF.  Our family of microwave modems and RF chip sets allows our customers to build high performance wireless backhaul and LAN extension products for service providers. They include features such as dual polarization for increased throughput, integrated networking functionality and full path protection.

Ethernet Controllers

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

Custom Silicon Products

We offer customers a range of custom application-specific integrated circuit, or ASIC, products that integrate customer-specific intellectual property into larger, more highly integrated solutions.  This approach enables our customers to leverage their own intellectual property while still benefiting from the cost, power and performance benefits of a more integrated single-chip solution.

Licensing of Intellectual Property

We generate licensing revenue and related income from the licensing of our intellectual property. The vast majority of our licensing revenue and related income has been derived from the Qualcomm Agreement. The income from the Qualcomm Agreement represented 1.0%, 2.3% and 2.8% of our total net revenue in 2013, 2012 and 2011, respectively. The income from the Qualcomm Agreement terminated in April 2013. It is unlikely that we will be able to enter into similar arrangements of this magnitude in the future.

Reference Platforms

To assist our customers in developing products, we develop reference platforms designed around our integrated circuit products that represent prototypical system-level applications. These reference platforms generally include an extensive suite of software drivers, as well as protocol and application layer software. By providing reference platforms that may ultimately be incorporated into our customers’ end products, we believe we enable our customers to achieve easier and faster transitions from the initial prototype designs through final production releases. We believe these reference platform designs also significantly enhance customers’ confidence that our products will meet their market requirements and product introduction schedules.

Customers and Strategic Relationships

We sell our products to leading wired and wireless communications manufacturers. We have also established strategic relationships with multiservice operators that provide wired and wireless communications services to consumers and businesses. Our leading customers currently shipping wired and/or wireless communications equipment and devices incorporating our products include:

• Alcatel-Lucent	• Huawei Technologies
• Apple	• Pace
• Arris	• Samsung
• Cisco	• Thomson
• Hewlett-Packard	• ZTE

A small number of customers have historically accounted for a substantial portion of our net revenue. Contributions to our net revenue by these customers have increased in the last several years. Sales to our five largest customers represented 48.3%, 46.9% and 42.3% of our net revenue in 2013, 2012 and 2011, respectively. In 2013, 2012 and 2011 sales to Samsung represented 21.3%, 17.3%, and 10.0% of our net revenue, respectively. In 2013, 2012 and 2011 sales to Apple represented 13.3%, 14.6%, and 13.1% of our net revenue, respectively. See Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report. We expect that our key customers will continue to account for a substantial portion of our net revenue in 2014 and in the foreseeable future. We typically sell products pursuant to purchase orders that customers can generally cancel, change or defer on short notice without incurring a significant penalty.

Research and Development

We have assembled a large team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 2013 we had approximately 9,800 research and development employees (or approximately 78% of our total employees), including over 850 employees with Ph.D.s. These key employees are involved in advancing our core technologies, as well as product development. We believe that increased intellectual property integration and the timely introduction of new products are essential to our growth. Because SoC solutions benefit from the same underlying core technologies, we are able to address a wide range of communications markets with a relatively focused investment in research and development. Our research and development expense was $2.49 billion, $2.32 billion and $1.98 billion in 2013, 2012 and 2011, respectively. These amounts included stock-based compensation expense for employees engaged in research and development of $363 million, $368 million and $363 million in 2013, 2012 and 2011, respectively. We have design centers throughout the

United States, including our principal design facilities in Irvine, California and Santa Clara County, California. Internationally, we have design facilities in Asia, Europe and the Middle East.

Our revenue and our research and development costs as a percentage of revenue are subject to the cyclicality and seasonality of our industry. Our research and development costs on an absolute dollar basis are not, however, meaningfully affected by these patterns. We endeavor to manage our cost structure to attain long-term business objectives, rather than focusing on short-term profit targets.

Manufacturing

Wafer Fabrication

We depend on multiple foundry subcontractors located in Asia to manufacture a majority of our products. Our key silicon foundries are:

•	Taiwan Semiconductor Manufacturing Corporation, or TSMC, in Taiwan;

•	United Microelectronics Corporation in Singapore and Taiwan;

•	Semiconductor Manufacturing International Corporation in China; and

•	GlobalFoundries, Inc. (formerly Chartered Semiconductor Manufacturing) in Singapore and Germany.

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

Most of our products are manufactured using complementary metal oxide semiconductor, or CMOS, process technology. Our products are currently fabricated on a variety of processes ranging from 500 nanometers to 28 nanometers. We generally evaluate the benefits of migrating to smaller geometry process technologies based on the benefits in performance, power and/or cost. In 2013, approximately 35% of our products were manufactured in 40 nanometers and 45% in 65 nanometers. We are designing most new products in 40 nanometers and 28 nanometers, and are beginning to evaluate FinFET technologies. See “Risk Factors” under Item 1A of this Report for a discussion of the risks associated with transitioning to smaller geometry process technologies.

Assembly and Test

Our products are tested at either the wafer level and/or the packaged finished products level. Our product testing is conducted by independent foundries, and independent test subcontractors. The die are assembled into finished products by independent assembly and package subcontractors. A majority of our test and assembly is performed by the following independent subcontractors:

•	Advanced Semiconductor Engineering (ASE) in Singapore, China and Taiwan (test, assembly and packaging);

•	Siliconware Precision in Taiwan (test, assembly and packaging);

•	United Test and Assembly Center in Singapore, China and Thailand (test, assembly and packaging);

•	Amkor in Korea, Philippines, Taiwan and China (assembly and packaging only); and

•	STATSChipPAC in Singapore, Korea, Malaysia and China (test, assembly and packaging);

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

Product Distribution

Due largely to the location of our customers and their fabrication facilities, the majority of our products are shipped internationally to customers through our distribution center in Singapore and a smaller portion domestically via an operations and distribution center in Irvine, California. Net product revenue derived from actual shipments to international destinations, primarily in Asia represented 96.4%, 96.4% and 96.5% of our net revenue in 2013, 2012 and 2011, respectively.

Sales and Marketing

Our sales and marketing strategy is to achieve design wins with technology leaders by providing quality, state-of-the-art products, superior engineering execution, and superior sales, field application and engineering support. We market and sell our products in the United States through a direct sales force, distributors and manufacturers’ representatives. The majority of our domestic sales occur through our direct sales force, which is based in offices located in California and throughout the United States. We market and sell our products internationally through regional offices primarily in Asia, Europe and North America, as well as through a network of independent and fulfillment distributors and representatives in Asia, Australia, Europe and North America. We or our customers select these independent entities based on their ability to provide effective field sales, marketing communications and technical support to our customers. All international sales to date have been in U.S. dollars. We present revenue from independent customers by geographic area in Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Backlog

Our sales are primarily made through standard purchase orders for delivery of products. We follow industry practice that allows customers to cancel, change or defer orders with limited advance notice prior to shipment. Given this practice, we do not believe that backlog is a reliable indicator of future revenue levels.

Competition

The semiconductor industry in general, and wired and wireless communications markets in particular, are intensely competitive and are characterized by constant innovation, rapid change, rapid cadence through technology standards, short product life cycles and steady price erosion. We believe that the principal factors of competition for integrated circuit providers in general, or their product offerings in particular, include:

• product quality and reputation	• market presence
• product capabilities	• standards compliance
• level of integration	• system cost
• engineering execution and scale	• breadth of intellectual property
• reliability	• customer interface and support
• power efficiency	• time-to-market
• circuit board footprint	• security

We believe that we currently compete favorably with respect to each of these factors.

We compete with a number of major domestic and international suppliers of integrated circuits and related applications, including the following, among others:

Broadband Communications	Mobile and Wireless	Infrastructure and Networking
• Entropic Communications, Inc.	• CSR plc	• Cavium, Inc.
• Intel Corporation	• Intel Corporation	• Freescale Semiconductor,Ltd.
• Marvell Technology Group Ltd.	• Marvell Technology Group Ltd.	• Intel Corporation
• Mediatek Inc.	• Mediatek Inc.	• Marvell Technology Group Ltd.
• STMicroelectronics NV	• QUALCOMM Incorporated	• PMC-Sierra, Inc.

We also compete with suppliers of system-level and motherboard-level solutions incorporating integrated circuits that are proprietary or sourced from manufacturers other than Broadcom. This competition, along with Moore's law, has resulted and may continue to result in declining average selling prices for our products in certain markets. We also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers that choose to develop their own silicon solutions. We also expect to encounter consolidation in the markets in which we compete.

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

Seasonality

An increasing number of our products continue to be incorporated into consumer electronic products, which are subject to seasonality and fluctuations in demand, and tend to have stronger sales in the middle of the fiscal year as manufacturers prepare for the major holiday selling seasons.

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

We currently hold more than 9,000 U.S. and more than 3,850 foreign patents (up from more than 7,800 U.S. and more than 3,100 foreign patents from the prior year) and have more than 9,000 additional U.S. and foreign pending patent applications. We believe that no single patent is solely responsible for protecting our products and that the duration of our patents is adequate relative to the expected lives of our products.

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

Some or all of our patents have in the past been licensed and may in the future be licensed to certain of our competitors through cross-license agreements, such as the Qualcomm Agreement. Moreover, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards.

Companies in and related to the semiconductor industry and the wired and wireless communications markets often aggressively protect and pursue their intellectual property rights. We are currently engaged in litigation and may need to engage in additional litigation to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets, or to determine the validity and scope of proprietary rights of others, including our customers. In addition, we are currently engaged in litigation and may engage in future litigation with parties that claim that we infringed their patents or misappropriated or misused their trade secrets. Such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. For a detailed description of various outstanding intellectual property litigation matters, see Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Employees

As of December 31, 2013 we had approximately 12,550 employees, including 9,800 individuals engaged in research and development, 1,000 engaged in sales and marketing, 750 engaged in manufacturing operations, and 1,000 engaged in general and administrative activities. Although we have works council or employee representatives in certain countries, our U.S. employees are not represented by a labor union.

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

The information that we post on these social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in Broadcom to review the information that we post on these social media channels. These channels may be updated from time to time on our website. The information on or accessible through our websites and social media channels is not incorporated by reference in this Annual Report on Form 10-K.

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

Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter. Variability in the nature of our operating results may be attributed to the factors identified throughout this “Risk Factors” section, many of which may be outside our control, including:

•	changes in economic conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	our dependence on a few significant customers and/or design wins for a substantial portion of our revenue;

•	changes in customer product needs and market acceptance of our products;

•	seasonality in sales of consumer and enterprise products in which our products are incorporated;

•	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	goodwill and other purchased intangible impairment charges;

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

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Contributions to our net revenue by these customers have increased in the last several years. Sales to our five largest customers represented 48.3%, 46.9% and 42.3% of our total net revenue in 2013, 2012 and 2011, respectively. Sales to two significant customers, those representing 10% or more of total net revenue, represented 34.6%, 31.9% and 23.1% of our total net revenue in 2013, 2012 and 2011, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The loss of any significant customer could materially and adversely affect our financial condition and results of operations. Also, as our significant customers become larger relative to our business and the industry, they may be able to leverage pricing pressure through the supply chain, vertical integration or other avenues, thereby adversely affecting our gross margins.

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

Existing or new competitors may develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, lower cost or greater levels of integration. The trend of increasingly integrated SoCs and chipset solutions in particular could pose a risk to various lines of our business, as customers may opt for a solution that includes functionality that was previously sourced from us on a standalone basis.

Increased competition also has resulted in and is likely to continue to result in increased expenditures on research and development, a decline in average selling prices, reduced gross margins and loss of market share in certain markets. These factors in turn create increased pressure to consolidate. We cannot provide assurance that we will be able to continue to compete successfully against current or new competitors. If we do not compete successfully, we may lose market share in our existing markets and our revenues may fail to increase or may decline.

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

As a result of our effort to reduce our expenses and better align our resources to areas of strategic focus, we implemented a restructuring plan in the third quarter of 2013. The plan focused primarily on workforce reductions and included employees from our transaction with Renesas Electronics Corporation. We cannot provide assurance that our restructuring efforts will be successful, that future operations will improve or that the completion of the restructuring will not disrupt our operations.

During other periods, our growth has placed a significant strain on our management personnel, systems and resources. To respond to such periods of increased demand, we are required to expand, train, manage and motivate our workforce, and to upgrade or enhance our existing IT systems. For example, over the next eighteen months, we plan to upgrade our enterprise resource planning system. We may not be successful in implementing new systems, which could involve business disruptions, including impeding the shipment of our products. If we are unable to effectively manage expanding operations during growth periods, we may be unable to adjust our business quickly enough to meet competitive challenges or exploit potential market opportunities.

Any of these circumstances could materially and adversely affect our current or future business.

We are exposed to risks associated with our international operations.

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to international destinations, primarily in Asia, represented 96.4%, 96.4% and 96.5% of our product revenue in 2013, 2012 and 2011, respectively. Substantially all of our products are shipped through our logistical facilities in Singapore. An increasing portion of our product sales is made through international distributors, which increases our exposure to the risks described below. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our international business activities and to open other design and operational centers abroad.

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

Our international operations are subject to increasingly complex foreign and U.S. laws and regulations, including but not limited to anti-corruption laws, such as the Foreign Corrupt Practices Act and the UK Bribery Act and equivalent laws in other jurisdictions, antitrust or competition laws, and data privacy laws, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no complete assurance that any individual employee, contractor, or agent will not violate our policies. Additionally, the costs of complying with these laws (including the costs of investigations, auditing and monitoring) could also adversely affect our current or future business.

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

In certain foreign jurisdictions, we operate under favorable tax incentives. For instance, in Singapore we currently operate under tax incentives, which are effective through March 31, 2014, that reduce our Singapore taxes on substantially all of our operating income in that jurisdiction. Such tax incentives often require us to meet specified employment and investment criteria in such jurisdictions. In a period of tight manufacturing capacity, our ability to meet Singapore content requirements in our products may be more limited, which may have adverse tax consequences. More generally, if any of our tax incentives are terminated, or if we fail to meet the criteria to continue to enjoy such holidays or incentives, our results of operations and our foreign tax provisions may be materially and adversely affected. For periods after March 31, 2014, we expect to utilize our Irish trading company for certain foreign operations, which we believe would result in a similar foreign tax provision as our current Singapore tax incentive. No assurance can be given that there will not be an adverse effect on our future foreign tax provisions and results of operations.

Our stock price is highly volatile.

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2010 through December 31, 2013 our Class A common stock has traded at prices as low as $23.25 and as high as $47.39 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

A key element of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies. The expansion of our business through acquisitions allows us to complement our existing product offerings, expand our market coverage, increase our engineering workforce and/or enhance our technological capabilities. We may not be able to identify or consummate future acquisitions or realize the desired benefit from these acquisitions.

We face a number of challenges associated with our acquisition strategy that could disrupt our ongoing business and distract our management team, including:

•	lower gross margins, revenue and operating income than originally anticipated at the time of acquisition and other financial challenges;

•	delays in the timing and successful integration of an acquired company’s technologies, and/or launch of products;

•	the loss of key personnel;

•	challenges in obtaining necessary transition services; and

•	becoming subject to intellectual property or other litigation.

Acquisitions can result in increased debt or contingent liabilities. While we believe we will have the ability to service any additional debt we may potentially issue in connection with acquisitions, our ability to make principal and interest payments when due depends upon our future performance, which will be subject to general economic conditions, industry cycles, and business and other factors affecting our operations, including the other risk factors described in this section, many of which are beyond our control. Acquisitions can also result in adverse tax consequences, warranty or product liability exposure related to acquired assets, additional stock-based compensation expense, write up of acquired inventory to fair value, and the recording and later amortization of amounts related to certain purchased intangible assets, all of which can adversely affect our reported results on a GAAP basis. Furthermore, we have in the past and may in the future record goodwill and other purchased intangible assets in connection with an acquisition and incur impairment charges. For example, in the three months ended June 30, 2013, we recorded a significant purchased intangible impairment charge in connection with our acquisition of NetLogic.

We may be required to defend against alleged infringement of intellectual property rights of others and/or may be unable to adequately protect or enforce our own intellectual property rights.

Companies in the semiconductor industry and the wired and wireless communications markets aggressively protect and pursue their intellectual property rights. From time to time, we receive notices from competitors and other operating companies, as well as notices from "non-practicing entities," or NPEs, that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. We may also be required to indemnify some customers and strategic partners under our agreements if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. Additionally, our products may contain technology provided to us by other parties such as contractors, suppliers or customers. We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. Our contractors, suppliers and licensors may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.

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

Intellectual property litigation can be expensive, time consuming and distracting to management. An adverse determination in any of these types of disputes could prevent us from manufacturing or selling some of our products or could prevent us from enforcing our intellectual property rights. Settlements can involve royalty or other payments that could reduce our profit margins and adversely affect our financial results. Additionally, identifying unauthorized use of our products and technologies is difficult and time consuming. The initiation of litigation may adversely affect our relationships and agreements with certain customers that have a stake in the outcome of the litigation proceedings.

We may be unable to attract, retain or motivate key personnel.

Our future success depends on our ability to attract, retain and motivate senior management and qualified technical personnel. Competition for these employees is intense. If we are unable to attract, retain and motivate such personnel in sufficient numbers and on a timely basis, we will experience difficulty in implementing our current business and product plans. In that event, we may be unable to successfully meet competitive challenges or to exploit potential market opportunities, which could adversely affect our business and results of operations. Our recent and any future restructuring plans may adversely impact our ability to attract and retain key employees.

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

As a fabless semiconductor company, we do not own or operate fabrication, assembly or test facilities. As a result, we face competition for manufacturing capacity in the open market. We rely on third parties to manufacture, assemble and test substantially all of our semiconductor devices. Accordingly, we cannot directly control our product delivery schedules and quality assurance. This lack of control could result in product shortages or quality assurance problems. These issues could delay shipments of our products or increase our assembly or testing costs. In addition, the consolidation of foundry subcontractors, as well as the increasing capital intensity and complexity associated with fabrication in smaller process geometries has limited our diversity of suppliers and increased our risk of a “single point of failure.” Specifically, as we move to smaller geometries, we have become increasingly reliant on TSMC for the manufacture of product at and below 40 nanometers. The lack of diversity of suppliers could also drive increased wafer prices, adversely affect our results of operations, including our product gross margins.

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

The effects of regulation on our customers or the industries in which they operate may materially and adversely impact our business. For example, regulatory policies of the Federal Communications Commission that affect the ability of cable or satellite operators or telephone companies to offer certain services to their customers could impede sales of our products in the United States. We and our customers are also subject to various import and export laws and regulations that apply to the encryption or other features contained in some of our products. If we fail to continue to comply with these regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to certain customers, or we may incur penalties or fines.

As described above under the risk factor entitled "We are exposed to risks associated with our international operations," our business is also increasingly subject to complex foreign and U.S. laws and regulations, including but not limited to, anti-corruption laws, such as the Foreign Corrupt Practices Act and the UK Bribery Act and equivalent laws in other jurisdictions, antitrust or competition laws, and data privacy laws, among others. Foreign governments may also impose tariffs, duties and other import restrictions on components that we obtain from non-domestic suppliers and may impose export restrictions on products that we sell internationally. These tariffs, duties or restrictions could materially and adversely affect our business, financial condition and results of operations.

Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. For instance, the SEC adopted new disclosure requirements in 2012 relating to the sourcing of certain minerals from the Democratic Republic of Congo and certain other adjoining countries. Those rules, which will require reporting in 2014, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

Our co-founders and their affiliates may strongly influence the outcome of matters that require the approval of our shareholders.

As of December 31, 2013 our co-founders, directors, executive officers and their respective affiliates beneficially owned 9.6% of our outstanding common stock and held 48.6% of the total voting power held by our shareholders. As a result, the voting power of these shareholders may strongly influence the outcome of matters that require the approval of our shareholders, including the election of our Board of Directors and certain significant corporate transactions. In particular, as of December 31, 2013 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 8.6% of our outstanding common stock and held 48.2% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we may not be able to engage in certain transactions, and our shareholders may not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. In addition, repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

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

In January 2010, our Board of Directors adopted a dividend policy pursuant to which Broadcom would pay quarterly dividends on our common stock. In January 2011, 2012, 2013 [and again in 2014] our Board of Directors increased the quarterly dividend payment. We intend to continue to pay such dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our shareholders and are in compliance with all laws and agreements of Broadcom applicable to the declaration and payment of cash dividends.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease facilities in Irvine (our corporate headquarters), Sunnyvale, Santa Clara, San Jose and San Diego, California. These facilities are our principal design facilities and each includes administration, sales and marketing, research and development and operations functions. We lease additional design facilities throughout the United States. Internationally, we lease a distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design and administrative facilities in Asia, Europe and the Middle East. In addition, we lease various sales and marketing facilities in the United States and several other countries.

We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements. Our leased facilities comprise an aggregate of 4.4 million square feet. Our principal facilities in Irvine comprise 0.92 million square feet and have lease terms that expire at various dates through 2017. In light of these lease term expirations, we are currently evaluating future facility options in Orange County and other locations. We believe that the facilities under lease will be adequate for at least the next 12 months. For additional information regarding our obligations under property leases, see Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol BRCM. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A common stock on the Nasdaq Global Select Market:

	2013		2012
	High	Low	High	Low
Fourth Quarter	$29.75	$24.60	$35.00	$29.95
Third Quarter	$34.96	$23.25	$37.00	$28.60
Second Quarter	$37.85	$31.25	$39.23	$30.95
First Quarter	$35.50	$32.12	$39.66	$29.00
As of December 31, 2013 and 2012 there were 843 and 938 record holders of our Class A common stock and 128 and 137 record holders of our Class B common stock, respectively. On January 29, 2014, the last reported sale price of our Class A common stock on the Nasdaq Global Select Market was $28.69 per share.

Our Class B common stock is not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.

Stock Performance Graph

The following graph compares the cumulative five-year total return attained by shareholders on Broadcom Corporation’s common stock relative to the cumulative total returns of the S&P 500 index, the Philadelphia Semiconductor index, and the NASDAQ Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2008 and its relative performance is tracked through December 31, 2013. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG BROADCOM CORPORATION, THE S&P 500 INDEX,
THE NASDAQ COMPOSITE INDEX AND THE PHILADELPHIA SEMICONDUCTOR INDEX

Dividend Policy

In January 2010 our Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. Our Board of Directors declared quarterly cash dividends of $0.11, $0.10, and $0.09 per common share payable to holders of our common stock in each quarter of 2013, 2012 and 2011, respectively. In 2013, 2012 and 2011 we paid $254 million, $224 million and $194 million, respectively, in dividends to holders of our Class A and Class B common stock.

The cash dividend policy and the payment of future cash dividends under that policy are subject to the Board of Directors' continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders and are in compliance with all laws and agreements of Broadcom applicable to the declaration and payment of cash dividends.

Recent Sales of Unregistered Securities

In 2013 we issued an aggregate of 1 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act.

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

The following table presents details of our various repurchases during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May yet be Purchased under the Plans
	(In millions, except per share data)
October 2013	0.1	$24.97	0.1
November 2013	—	—	—
December 2013	—	—	—
Total	0.1	$24.97	0.1	N/A

Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act.

Item 6. Selected Consolidated Financial Data

The following tables set forth our selected consolidated financial data. We prepared this information using our consolidated financial statements for each of the five years ended December 31, 2013. In addition, the consolidated financial statements include the results of operations of acquisitions commencing on the respective acquisition dates. See Note 3 of Notes to Consolidated Financial Statements.

You should read this selected consolidated financial data together with the Consolidated Financial Statements and related Notes contained in this Report and in our prior and subsequent reports filed with the SEC, as well as the section of this Report and our other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share data)
Consolidated Statements of Income Data
Net revenue:
Product revenue	$8,219	$7,820	$7,182	$6,612	$4,319
Income from Qualcomm Agreement(1)	86	186	207	206	171
Total net revenue	8,305	8,006	7,389	6,818	4,490
Costs and expenses:
Cost of product revenue(2)	4,088	4,027	3,626	3,284	2,210
Research and development(2)	2,486	2,318	1,983	1,763	1,535
Selling, general and administrative(2)	706	696	682	589	479
Amortization of purchased intangible assets	57	113	30	28	15
Impairments of long-lived assets	511	90	92	19	19
Restructuring costs, net	29	7	16	—	8
Settlement costs (gains)	(69)	79	(18)	53	118
Charitable contribution	25	—	25	—	50
Total operating costs and expenses	7,833	7,330	6,436	5,736	4,434
Income from operations	472	676	953	1,082	56
Interest income (expense), net	(30)	(30)	(5)	9	14
Other income, net	3	10	8	7	2
Income before income taxes	445	656	956	1,098	72
Provision for (benefit of) income taxes	21	(63)	29	16	7
Net income	$424	$719	$927	$1,082	$65
Net income per share (basic)(3)	$0.74	$1.29	$1.72	$2.13	$0.13
Net income per share (diluted)(3)	$0.73	$1.25	$1.65	$1.99	$0.13
Dividends per share	$0.44	$0.40	$0.36	$0.32	$—

(1)	Includes income relating to the Qualcomm Agreement that was entered into with Qualcomm in April 2009. Income from this agreement terminated in April 2013.

(2)
Includes stock-based compensation expense resulting from stock options and restricted stock units we issued or assumed in connection with acquisitions. See Note 8 of Notes to Consolidated Financial Statements.

(3)	See Notes 1 and 2 of Notes to Consolidated Financial Statements for an explanation of the calculation of net income per share.

	December 31,
	2013	2012	2011	2010	2009
	(In millions)
Consolidated Balance Sheet Data
Cash and cash equivalents and short-term and long-term marketable securities	$4,371	$3,722	$5,205	$4,058	$2,368
Working capital	2,419	2,099	4,653	2,913	1,767
Goodwill and purchased intangible assets, net	4,937	5,512	2,187	2,043	1,481
Total assets	11,495	11,208	9,040	7,944	5,127
Total debt	1,394	1,693	1,196	697	—
Total shareholders’ equity	8,371	7,839	6,521	5,826	3,892

The following table presents details of product and total gross margin as a percentage of product and total revenue, respectively:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Supplemental Gross Margin Data
Product gross margin	50.3%	48.5%	49.5%	50.3%	48.8%
Total gross margin	50.8	49.7	50.9	51.8	50.8

The following table presents details of total stock-based compensation expense that is included in each functional line item in the consolidated statements of income data above:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions)
Supplemental Data on Stock-Based Compensation Expense
Cost of product revenue	$25	$27	$24	$23	$25
Research and development	363	368	363	342	352
Selling, general and administrative	130	148	126	119	120

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

Overview

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a global leader and innovator in semiconductor solutions for wired and wireless communications. Broadcom products seamlessly deliver voice, video, data and multimedia connectivity in the home, office and mobile environments. We provide the industry’s broadest portfolio of state-of-the-art system-on-a-chip solutions, or SoC's.

We sell our products to leading wired and wireless communications manufacturers that are structured around three core platforms: Broadband Communications (Home), Mobile and Wireless (Hand), and Infrastructure and Networking (Infrastructure). Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into products used in multiple markets. We utilize independent foundries and third-party subcontractors to manufacture, assemble and test all of our semiconductor products.

Operating Results for the Year Ended December 31, 2013

In 2013 our net income was $424 million as compared to net income of $719 million in 2012. The resulting decrease in profitability was primarily the result of charges for the impairment of purchased intangibles assets of $511 million and an increase in research and development expenses associated with our acquisition of LTE-related assets from affiliates of Renesas Electronics Corporation, or the Renesas Transaction, in October 2013, with no associated revenue, offset in part by (i) a 3.7% increase in total net revenue, (ii) higher gross margins due in part to product mix and the reduction of inventory valuation step-up expense, (iii) a decrease in settlement costs of $73 million, and (iv) a one-time settlement gain of $75 million.

Reportable Segments

The following table presents details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
			(In millions)
Year Ended December 31, 2013
Net revenue	$2,220	$3,919	$2,080	$86	$8,305
Operating income (loss)	538	365	655	(1,086)	472
Year Ended December 31, 2012
Net revenue	$2,156	$3,809	$1,855	$186	$8,006
Operating income (loss)	504	561	484	(873)	676
Year Ended December 31, 2011
Net revenue	$2,039	$3,484	$1,659	$207	$7,389
Operating income (loss)	391	572	545	(555)	953

Broadband Communications. The increase in operating income from 2011 to 2013 resulted from the reduced investment in digital television and Blu-Ray Disc products; improved gross margin from the deployment of optimized solutions for developing markets; and an increased customer base, primarily with STBs. There were no material negative trends in the operating results in the above table for our Broadband Communications reportable segment.

Mobile and Wireless. The decrease in operating income from 2011 to 2013 resulted primarily from a significant increase in research and development expense in cellular baseband technologies, including LTE, partially offset by increased operating income related to wireless connectivity products and other technologies incorporated into handheld devices. Due to the lengthy product development and sales cycle for LTE products, our ongoing investment in LTE-related technologies, including the Renesas Transaction, negatively impacted our operating income and is expected to continue to do so until we realize significant revenue.

Infrastructure and Networking. The decrease in operating income from 2011 to 2012 was driven primarily by a decrease in revenue in Ethernet Switch and PHY. The increase in operating income from 2012 to 2013 was driven primarily by moderating growth in research and development spending as compared to revenue growth. There were no material negative trends in the operating results in the above table for our Infrastructure and Networking reportable segment.

For additional information about our business enterprise segments and the “All Other” category (including revenue and expense items reported under the "All Other" category), see further discussion in Note 12 of Notes to Consolidated Financial Statements, as well as "Net Revenue By Reportable Segments" discussion below.

Other highlights during 2013 include the following:

•
Our cash and cash equivalents and marketable securities were $4.37 billion at December 31, 2013, compared with $3.72 billion at December 31, 2012. We generated cash flow from operations of $1.79 billion during 2013 as compared to $1.93 billion in 2012.

•
In January 2013 our Board of Directors adopted an amendment to our existing dividend policy pursuant to which we increased our quarterly cash dividend by 10.0% to $0.11 per share ($0.44 per share on an annual basis) payable to holders of our common stock.

•	We repurchased 20.2 million shares of our Class A common stock at a weighted average price of $29.59.

•	In June 2013 we recorded purchased intangible impairment charges of $501 million, primarily related to our acquisition of NetLogic and, to a lesser extent, our acquisition of Provigent, Inc.

•	In July 2013 we received a settlement payment of $75 million and recorded a one-time settlement gain.

•	In September 2013 we contributed $25 million to the Broadcom Foundation.

•
In September 2013 our Board of Directors approved and we initiated a global restructuring plan to reduce our expenses and better align our resources to areas of strategic focus. We recorded net restructuring costs of $29 million in 2013, and expect to record additional costs of approximately $5 million in the three months ending March 31, 2014.

•	On October 1, 2013 we completed the Renesas Transaction. In connection with the transaction we paid approximately $142 million in net cash.

See Note 13 of Notes to Consolidated Financial Statements for details of our quarterly financial data.

Our product revenue consists principally of sales of semiconductor devices and, to a lesser extent, licensing of our intellectual property, software licenses and royalties, development, support and maintenance agreements, data services and cancellation fees. The majority of our product sales occur through the efforts of our direct sales force. The remaining balance of our product sales occurs through distributors. Income from the Qualcomm Agreement was derived from our April 2009 agreement with Qualcomm Incorporated, or the Qualcomm Agreement, which provided for the the licensing of our intellectual property to Qualcomm. The income from the Qualcomm Agreement terminated in April 2013. It is unlikely that we will be able to enter into similar arrangements of this magnitude in the future.

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

Acquisition Strategy.    An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time or costs required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. From 2011 through 2013, we made acquisitions totaling $4.07 billion in net cash consideration, of which $185 million, $189 million and $3.70 billion related to our Broadband Communications, Mobile and Wireless, and Infrastructure and Networking reportable segments, respectively. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets.

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

In arrangements that include a combination of semiconductor products and other elements, judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which the amount of revenue should be allocated among the accounting units. We allocate the arrangement consideration based on each element’s relative fair value using vendor-specific objective evidence, or VSOE, third-party evidence, or estimated selling prices, as the basis of fair value. Revenue is recognized for the accounting units when the basic revenue recognition criteria are met.

A portion of our sales is made through distributors under agreements allowing for pricing credits and/or rights of return. These pricing credits and/or rights of return provisions prevent us from being able to reasonably estimate the final price of the inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, we have concluded the price to the customer is not fixed or determinable at the time we deliver products to our distributors, which is a judgment that impacts the timing of revenue recognition. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. In addition, distributors provide us with periodic data regarding product, price, quantity, and customers when products are shipped to their customers, as well as the quantities of our products that they still have in stock. For specialized shipping terms we may rely on data provided by our freight forwarding providers. For our licensing revenue we rely on data provided by the licensee. Any error in the data provided to us by customers, distributors or other third parties could lead to inaccurate reporting of our total net revenue and net income.

•
Sales Returns and Pricing Adjustments.  Establishing accruals for sales returns and pricing adjustments requires the use of judgment and estimates that impact the amount and timing of revenue recognition. We record reductions of revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. We accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. Thus the reversal of unclaimed rebates may have a positive impact on our net revenue and net income in subsequent periods. Additional reductions of revenue would result if actual product returns or pricing adjustments exceed our estimates.

•
Inventory Write-Downs and Warranty Reserves.  We write down the carrying value of our inventory to net realizable value for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If our judgments about actual demand and market conditions are less favorable than those projected at the time we issue our financial statements, additional inventory write-downs could be required. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Determining the amount of the warranty charges related to warranty issues requires management to make estimates and judgments based on historical experience, test data and various other assumptions that we believe to be reasonable under the circumstances. The results of these judgments form the basis for our estimate of the total charge to cover anticipated customer warranty, repair, return and replacement and other associated costs. However, if actual repair, return, replacement and other associated costs exceed our estimates, we may be required to record additional reserves, which would increase our cost of revenue and reduce our product gross margins.

•
Stock-Based Compensation Expense.  All share-based payments are recognized in our financial statements based upon their respective grant date fair values. Beginning in 2011, we stopped granting stock options. We currently issue restricted stock units and maintain an employee stock purchase plan. The fair value of our restricted stock units is based on the closing market price of our Class A common stock on the date of grant less our expected dividend yield. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

•
Goodwill and Purchased Intangible Assets.  We evaluate goodwill by reporting unit either on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying value or for other purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Significant management judgment is required in performing these tests and in the creation of the forecasts of future operating results that are used in the discounted cash flow method of valuation, including (i) estimation of future cash flows, which is dependent on internal forecasts, (ii) estimation of the long-term rate of growth for our business, (iii) estimation of the useful life over which cash flows will occur, (iv) terminal values, if applicable, and (v) the determination of our weighted average cost of capital, which helps determine the discount rate. It is possible that these forecasts may change and our performance projections included in our forecasts of future results prove to be inaccurate. If our actual results, or the forecasts and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. The value of our goodwill and purchased intangible assets could also be impacted by future adverse changes such as: (i) a decline in the valuation of technology company stocks, including the valuation of our common stock, (ii) a significant slowdown in the worldwide economy or the semiconductor industry, or (iii) the abandonment of any of our acquired in-process research and development, or IPR&D, projects.

In light of the reduction in estimated future cash flows that resulted in the significant impairment of purchased intangible assets related to our Infrastructure and Networking reporting unit in the three months ended June 30, 2013, and as a result of our stock price decline during the three months ended September 30, 2013, we determined our goodwill had potentially been impaired. Accordingly, we performed the first step of the quantitative goodwill impairment assessment for each of our reporting units for recoverability of goodwill at August 31, 2013 but determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value by greater than 20%.

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

•
Litigation and Settlement Costs.  We are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot provide assurance that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement costs. In addition, the resolution of intellectual property litigation may require us to pay damages for past alleged infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or running royalties, which could adversely impact product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for Broadcom. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.

We account for intellectual property settlement agreements as multiple element arrangements and allocate the consideration to the identifiable elements based on relative fair value. Generally the identifiable elements are (i) the licensing of intellectual property for future use and (ii) payments related to alleged prior infringement. We continually evaluate the uncertainties associated with litigation and record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether a liability can be reasonably estimated. Accordingly, the outcomes of legal proceedings and/or our ability to settle disputes on terms acceptable to us are subject to significant uncertainty. Should we choose to pay significant sums in settling a dispute or should material legal matters be resolved against us, the operating results of a particular reporting period could be materially adversely affected. Given the complexity of evaluating the probability and range of potential litigation losses and appropriately allocating the consideration in multiple element arrangements relating to settlements of intellectual property litigation, we frequently use third-party valuation and law firms to assist us in this regard.

See Notes 1 and 10 of Notes to Consolidated Financial Statements for additional information regarding our critical and significant accounting policies, as well as a detailed analysis of goodwill and purchased intangible assets.

Results of Operations

The following table sets forth certain Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Net revenue:
Product revenue	99.0%	97.7%	97.2%
Income from Qualcomm Agreement	1.0	2.3	2.8
Total net revenue	100.0	100.0	100.0
Costs and expenses:
Cost of product revenue	49.2	50.3	49.1
Research and development	29.9	29.0	26.9
Selling, general and administrative	8.5	8.7	9.2
Amortization of purchased intangible assets	0.7	1.4	0.4
Impairments of long-lived assets	6.2	1.1	1.2
Restructuring costs	0.3	0.1	0.2
Settlement costs (gains)	(0.8)	1.0	(0.2)
Charitable contribution	0.3	—	0.3
Total operating costs and expenses	94.3	91.6	87.1
Income from operations	5.7	8.4	12.9
Interest expense, net	(0.4)	(0.4)	(0.1)
Other income, net	0.1	0.2	0.1
Income before income taxes	5.4	8.2	12.9
Provision for (benefit of) income taxes	0.3	(0.8)	0.4
Net income	5.1%	9.0%	12.5%

The following table presents supplementary financial data as a percentage of net revenue:

	Year Ended December 31,
	2013	2012	2011
Net Revenue By Reportable Segment
Broadband Communications	26.7%	26.9%	27.6%
Mobile and Wireless	47.3	47.6	47.1
Infrastructure and Networking	25.0	23.2	22.5
All Other (1)	1.0	2.3	2.8
Gross Margin Data
Product gross margin	50.3%	48.5%	49.5%
Total gross margin	50.8	49.7	50.9
Stock-Based Compensation Expense (included in each functional line item)
Cost of product revenue	0.3%	0.3%	0.3%
Research and development	4.4	4.6	4.9
Selling, general and administrative	1.6	1.8	1.7

(1)	Income from the Qualcomm Agreement.

Net Revenue By Reportable Segments

The following tables present net revenue from each of our reportable segments:

	Year Ended December 31,			2013 vs 2012		2012 vs 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Broadband Communications	$2,220	$2,156	$2,039	$64	3.0%	$117	5.7%
Mobile and Wireless	3,919	3,809	3,484	110	2.9	325	9.3
Infrastructure and Networking	2,080	1,855	1,659	225	12.1	196	11.8
All Other (1)	86	186	207	(100)	(53.8)	(21)	(10.1)
Total net revenue	$8,305	$8,006	$7,389	$299	3.7	$617	8.4

(1)	Income from the Qualcomm Agreement.

Broadband Communications. The increase in 2013 net revenue resulted primarily from an increase in sales of our set-top box (STB) solutions of $132 million, partially offset by a reduction in sales of our digital television and Blu-ray Disc products of $44 million and a decrease in sales of our broadband modem products of $24 million. The increase in 2012 net revenue resulted primarily from an increase in sales of our broadband modems of $157 million and STB solutions of $39 million, partially offset by a reduction in sales of our digital television and Blu-ray Disc products of $79 million. Revenue growth for our STB solutions is generally driven by global subscriber growth, the adoption of new communication features (including multi-stream transcoding and MoCA 2.0), market share gains, geographic expansion, particularly in developing markets, and the roll-out of more highly integrated platforms by global service providers. The decrease in sales of our digital television and Blu-ray Disc products was the result of our decision to exit from those particular consumer electronic markets and reallocate resources to more attractive opportunities. Growth in sales of broadband modem solutions is generally driven by new and faster technology standards, such as the transition from DOCSIS 2.0 to DOCSIS 3.0, share gains, subscriber growth, and momentum in emerging areas, such as small cells.

Mobile and Wireless. The increase in 2013 net revenue resulted primarily from an increase in sales of both our wireless connectivity products of $78 million and cellular SoCs of $47 million, partially offset by a decrease in our discrete multimedia co-processor products of $36 million.  In addition, we also saw an increase in sales of other technologies incorporated primarily into handheld devices of $21 million in 2013, as growth in sales of touch controllers and VoIP products was partially offset by a decrease in sales of WiMAX products. The increase in 2012 net revenue resulted primarily from an increase in sales of our wireless connectivity products of $250 million, other wireless technology products of $141 million and cellular SoCs of $63 million, partially offset by a decrease in sales of our discrete multimedia co-processors of $129 million.  Growth in our wireless connectivity business is generally driven by increased demand for higher-end end-devices which require Wi-Fi, Bluetooth and near field communication (NFC) connectivity. The ramp of new connectivity technologies and devices with richer features also contributed to growth.  For example, in connectivity, we are seeing the transition from single to dual-band Wi-Fi and from 802.11n to 802.11ac. The increase in revenue for our cellular SoCs has been generally driven by (i) growth in sales of SoCs; and (ii) increased SoC feature richness (including the migration from 2G to 3G), which tends to drive higher average selling prices.  This trend has been partially offset by intense price competition for 3G SoCs. The decrease in sales of our discrete multimedia co-processors was driven by the end of life of certain customer products incorporating that technology.

Infrastructure and Networking. The increase in 2013 net revenue resulted primarily from an increase in sales of our Ethernet switches, PHYs and controllers of $182 million and communication processor and wireless infrastructure of $43 million. The increase in 2012 net revenue resulted primarily from sales of our communication processors of $264 million, partially offset by softness in sales of Ethernet switches, PHYs and controllers of $68 million. Growth in Ethernet switches and PHYs is generally driven by continued build outs of packet-based networks to support the delivery of video and mobile data over the Internet, an increase in hosted services and cloud computing, and the ongoing growth in unified communications in the enterprise. The increase in sales of our communication processors in 2012 resulted from our acquisition of NetLogic in February 2012.

Concentration of Net Revenue

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Year Ended December 31,
	2013	2012	2011
Samsung	21.3%	17.3%	10.0%
Apple	13.3	14.6	13.1
Five largest customers as a group	48.3	46.9	42.3

No other customer represented more than 10% of our annual net revenue in these years.

We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. Our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period. For additional information about geographical information of our net revenue, see further discussion in Note 12 of Notes to Consolidated Financial Statements.

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

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers and distributors, to manage inventory;

•	the timing of our distributors’ shipments to their customers or when products are taken by our customers under hubbing arrangements;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost effective and timely manner;

•	our ability to successfully ramp cellular SoC's;

•	the rate at which our present and future customers and end-users adopt and ramp our products and technologies;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; and

•	the availability of credit and financing, which may lead certain of our customers to reduce their level of purchases or to seek credit or other accommodations from us.

Rebates. We recorded rebates to certain customers of $888 million, or 10.7% of net revenue, $727 million, or 9.1% of net revenue and $643 million, or 8.7% of net revenue, in 2013, 2012 and 2011, respectively. The increase in rebates as a percent of net revenue was attributable to a change in the mix of sales to customers that participate in rebate programs, primarily in the Mobile and Wireless reportable segment. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of $21 million, $18 million and $13 million, in 2013, 2012 and 2011, respectively. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the seasonal variations in consumer products and changes in the overall economic environment. For these and other reasons, our total net revenue and results of operations for the year ended December 31, 2013 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin

	Year Ended December 31,			2013 vs 2012		2012 vs 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Product revenue	$8,219	$7,820	$7,182	$399	5.1%	$638	8.9%
Income from Qualcomm Agreement	86	186	207	(100)	(53.8)	(21)	(10.1)
Total net revenue	$8,305	$8,006	$7,389	$299	3.7	$617	8.4
Cost of product revenue	$4,088	$4,027	$3,626	$61	1.5	$401	11.1
Product gross margin	50.3%	48.5%	49.5%
Total gross margin	50.8%	49.7%	50.9%

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

Product gross margin in 2013 increased to 50.3% primarily due to a reduction of inventory valuation step-up of $71 million and a decrease in amortization of purchased intangibles of $27 million, offset in part by an increase in excess and obsolete inventory expense of $20 million and a decrease in cancellation fees of $7 million. The decrease in 2013 amortization of purchased intangible assets primarily related to completed technology and customer relationships no longer being expensed due to the asset impairment charges taken during the year (see discussion below) and other assets becoming fully amortized in 2012. The decrease in the inventory valuation step-up was primarily the result of the sell through of inventory acquired from the acquisitions of NetLogic and BroadLight, Inc., or BroadLight, in 2012. Product gross margin in 2012 decreased to 48.5% primarily because of increases in amortization of purchased intangibles and inventory valuation step-up of $144 million and $48 million, respectively, offset in part by revenue generated by our acquisition of NetLogic (which business generally has higher product gross margins), and increases in cancellation fees received of $11 million. The increase in the amortization of purchased intangibles and inventory valuation step-up were primarily the result of our acquisitions of NetLogic and BroadLight. Product gross margin includes $39 million, $27 million and $23 million of licensing revenue related to our intellectual property in 2013, 2012 and 2011, respectively. Product gross margin also includes $27 million, $27 million and $8 million of licensing costs related to NPEs in 2013, 2012, and 2011, respectively.

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

The following table presents details of research and development expense:

	Year Ended December 31,			2013 vs 2012		2012 vs 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$1,420	$1,293	$1,096	$127	9.8%	$197	18.0%
Stock-based compensation	363	368	363	(5)	(1.4)	5	1.4
Development and design costs	373	351	278	22	6.3	73	26.3
Other	330	306	246	24	7.8	60	24.4
Research and development	$2,486	$2,318	$1,983	$168	7.2	$335	16.9

The increase in 2013 salaries and benefits was primarily attributable to an increase in headcount of approximately 1,100 personnel, bringing headcount to over 9,800 at December 31, 2013, which represents a 12.6% increase from our December 31, 2012 levels. Approximately 80% of the increase in headcount was the result of the Renesas Transaction in October 2013. This increase was offset by lower incentive compensation. See below for discussion of stock-based compensation. The increase in development and design costs in 2013 was primarily due to an increase in engineering design tool expenses. The increase in 2012 salaries and benefits and stock-based compensation were primarily attributable to an increase in headcount of approximately 1,450 personnel, bringing headcount to approximately 8,700 at December 31, 2012, which represents a 20.0% increase from our December 31, 2011 levels. Approximately 40% of the increase in headcount was the result of our acquisitions of NetLogic and

BroadLight. Development and design costs increased in 2012 due to increases in prototyping costs, engineering design tool expenses and licensing fees. Development and design costs vary from period to period depending on the timing of development and tape-out of various products. As we transition to 40 nanometers and 28 nanometers products, tape-out costs could increase. The increases in the Other line item in the above table are primarily attributable to increases in depreciation and facility expenses.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. Factors that may impact research and development costs include the diversification of the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies, including acquisitions. In 2013, approximately 35% of our products were manufactured in 40 nanometers and 45% in 65 nanometers. We are designing most new products in 40 nanometers and 28 nanometers, and are beginning to evaluate FinFET technologies. We currently hold more than 9,000 U.S. and more than 3,850 foreign patents and more than 9,000 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The following table presents details of selling, general and administrative expense:

	Year Ended December 31,			2013 vs 2012		2012 vs 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$343	$344	$293	$(1)	(0.3)%	$51	17.4%
Stock-based compensation	130	148	126	(18)	(12.2)	22	17.5
Legal and accounting fees	98	84	149	14	16.7	(65)	(43.6)
Other	135	120	114	15	12.5	6	5.3
Selling, general and administrative	$706	$696	$682	$10	1.4	$14	2.1

The decrease in 2013 salaries and benefits was primarily attributable to lower incentive compensation, offset by an increase in headcount of approximately 100 personnel, bringing headcount to over 2,000 at December 31, 2013, which represents a 5.3% increase from our December 31, 2012 level. Approximately 50% of the increase in headcount was the result of the Renesas Transaction in October 2013. See below for discussion of stock-based compensation. The increase in 2012 salaries and benefits and stock-based compensation were primarily attributable to an increase in headcount of approximately 150 personnel, bringing headcount to approximately 1,900 at December 31, 2012, which represents an 8.6% increase from our December 31, 2011 levels. Approximately 90% of the increase in headcount was the result of our acquisitions of NetLogic and BroadLight. The decreases in 2012 legal and accounting fees was primarily driven by the conclusion of several outstanding legal matters, including the settlement of a shareholder derivative action in 2011 and certain patent infringement claims. In 2011 legal and accounting fees included a final $25 million payment to the plaintiffs’ counsel for attorneys’ fees, expenses and costs. Legal fees consist primarily of attorneys’ fees and expenses related to our outstanding intellectual property and prior years’ securities litigation, patent prosecution and filings and various other transactions. Legal fees fluctuate from period to period due to the nature, scope, timing and costs of the matters in litigation. See Note 9 of Notes to the Consolidated Financial Statements for further information. The increases in the Other line item in the above table are primarily attributable to increases in facilities expenses in 2013 and increases in travel expenses in 2012.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Year Ended December 31,			2013 vs 2012		2012 vs 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$25	$27	$24	$(2)	(7.4)%	$3	12.5%
Research and development	363	368	363	(5)	(1.4)	5	1.4
Selling, general and administrative	130	148	126	(18)	(12.2)	22	17.5
	$518	$543	$513	$(25)	(4.6)	$30	5.8

In 2013, 2012 and 2011, we granted equity awards with a fair value of $478 million, $453 million and $458 million, respectively, primarily related to our regular annual equity compensation review program. In 2012 we assumed equity awards that had originally been granted by NetLogic and BroadLight, which awards had a fair value of $215 million. The decrease in 2013 from 2012 expense related primarily to non-recurring accelerated vesting of equity awards in 2012 upon the termination of certain employees with change in control agreements in connection with our acquisition of NetLogic.

The following table presents details of unearned stock-based compensation currently estimated to be expensed in 2014 through 2018 related to unvested share-based payment awards:

	2014	2015	2016	2017	2018	Total
	(In millions)
Unearned stock-based compensation	$399	$249	$125	$23	$—	$796

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

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Year Ended December 31,			2013 vs 2012		2012 vs 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$171	$198	$54	$(27)	(13.6)%	$144	266.7%
Other operating expenses	57	113	30	(56)	(49.6)	83	276.7
	$228	$311	$84	$(83)	(26.7)	$227	270.2

The decrease in 2013 amortization of purchased intangible assets primarily related to completed technology and customer relationships no longer being expensed due to the asset impairments charges taken during the year (see discussion below) and other assets becoming fully amortized in 2012. In 2012 we recorded purchased intangible assets of $1.78 billion primarily related to our acquisitions of NetLogic and BroadLight, which resulted in an increase in amortization of purchased intangible assets in 2012.

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), which is currently estimated to be expensed in 2014 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2014	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Cost of product revenue	$197	$180	$159	$137	$116	$294	$1,083
Other operating expenses	34	14	5	3	2	3	61
	$231	$194	$164	$140	$118	$297	$1,144

We amortize our intangible assets with definitive lives using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line method. In addition, based on our current assumptions, IPR&D assets will be reclassified to development technology through 2016 and amortized over their estimated useful lives. If we acquire additional purchased intangible assets in the future, our cost of product revenue or operating expenses will be increased by the amortization of those assets.

In-Process Research and Development

We capitalized IPR&D of $267 million for NetLogic and $45 million for Provigent, in 2012 and 2011, respectively. For a description of our valuation techniques and significant assumptions underlying the valuation of the ongoing development projects that were in process at the date of acquisition and were capitalized as IPR&D, see the discussion in Note 3 of Notes to the Consolidated Financial Statements. In 2013 we reclassified $83 million of IPR&D costs to developed technology primarily related to digital front end (DFE) processors from our acquisition of NetLogic. These purchased intangible assets were subsequently impaired as discussed below.

Impairment of Goodwill and Other Long-Lived Assets

We performed annual impairment assessments of the carrying value of goodwill in October 2013, 2012 and 2011. Upon completion of these assessments, we determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value.

During the six months ended June 30, 2013 we had a steady reduction in near-term sales forecasts for NetLogic products included in the Infrastructure and Networking reportable segment, sold into the service provider market, which caused us to review our long-term forecasts. In addition, we reduced our longer-term expectations of the size of the addressable market for these products. As a result of these triggering events, we performed a detailed impairment analysis of the long-lived assets associated with these products during the three months ended June 30, 2013. Based on our analysis, we determined certain assets acquired from NetLogic were not recoverable, requiring us to reduce the associated carrying value to fair value. Specifically, we impaired $238 million of completed technology, $88 million of IPR&D and $48 million of customer relationships related to our embedded and knowledge-based processor products. We also impaired $87 million of completed technology related to our DFE processor products. For DFE, one of our smaller product lines, our customers indicated that they prefer custom solutions as opposed to standard merchant solutions. In response, we have decided to redirect our efforts by focusing on developing customized solutions and have consequently fully impaired the assets related to the acquired DFE merchant product line.

In 2013 and 2012 we recorded impairment charges of $41 million and $49 million, respectively, each related to our acquisition of Provigent, Inc. included in the Infrastructure and Networking reportable segment. The primary factor contributing to these impairment charges was the continued reduction in revenue outlook for certain products and the resulting decrease in the estimated cash flows identified with impaired assets over those respective years.

In 2011 we recorded impairment charges of $74 million, related to our 2010 acquisition of Beceem Communications, Inc., or Beceem, included in our Mobile and Wireless reportable segment. The primary factor contributing to this impairment charge was the continued reduction in the forecasted cash flows derived from the acquired WiMAX products as wireless service providers have accelerated their adoption of Long Term Evolution (LTE) products.

In 2012 we recorded impairment charges of $38 million related to six other acquisitions and $3 million related to certain computer software and equipment. In 2011 we recorded other impairment charges of $18 million, primary relating to the reduction in revenue outlook for certain products and the resulting decrease in the estimated cash flows identified with the impaired assets.

For the carrying balances of our goodwill by reporting segment and a description of our valuation techniques and significant assumptions as well as details of our other long-lived assets and related impairment charges taken, see the discussion in Note 10 of Notes to the Consolidated Financial Statements.

Settlement Costs (Gains)

In 2013 we received a payment of $75 million, net of contingent legal fees, and recorded this as a gain on settlement. In addition, we recorded settlement costs of $6 million related to patent infringement claims in 2013.

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

In 2011 we recorded net settlement gains of $18 million, which was comprised of $55 million of settlement gains (primarily related to the settlement of a shareholder derivative action), offset by settlement costs of $37 million related to the settlement of patent infringement claims.

For a further discussion of our settlement costs and litigation matters, see Note 9 of Notes to the Consolidated Financial Statements.

Restructuring Costs, Net

In September 2013 our Board of Directors approved and we initiated a global restructuring plan to reduce our expenses and better align our resources to areas of strategic focus. We recorded net restructuring costs of $29 million in 2013 and expect to record additional costs of approximately $5 million in the three months ending March 31, 2014. Excluding the simultaneous integration actions to synergize our research and development efforts in conjunction with the Renesas Transaction, we currently believe the actions that we have taken should result in a reduction of our anticipated growth in operating expenses of approximately $50 million in 2014.

In 2012 we incurred $7 million in restructuring costs primarily associated with additional costs for retention bonuses and facilities relating to the restructuring plan noted below, and severance and facility charges associated with synergies identified during the integration of our acquisition of NetLogic. These restructuring plans were completed in 2012.

As part of our regular portfolio management review process and in light of our decision to significantly reduce our investment in our digital television and Blu-ray Disc product lines within our Broadband Communications operating segment, in September 2011 we implemented a restructuring plan to reduce our worldwide headcount by approximately 300 employees. In connection with this plan, in 2011 we recorded $16 million in net restructuring costs, of which $12 million was related to severance and other charges associated with our reduction in workforce across multiple locations and functions, and $4 million was related to the closure of three of our facilities. We did not realize any net cost savings from this restructuring plan as we allocated resources to higher return opportunities.

See Note 11 of Notes to the Consolidated Financial Statements.

Charitable Contribution

In 2009 we established the Broadcom Foundation, or the Foundation, to support science, technology, engineering and mathematics programs, as well as a broad range of community services and contributed $50 million to the Foundation. In June 2011 we contributed an additional $25 million to the Foundation. Approximately $2 million of the $25 million contribution came from Dr. Henry Samueli, our Chairman of the Board of Directors and Chief Technical Officer, who made such payment to Broadcom in connection with the settlement of a shareholder derivative action as further described in Note 9 of Notes to the Consolidated Financial Statements. In September 2013 we contributed an additional $25 million to the Broadcom Foundation. These payments were recorded as an operating expense in our consolidated statements of income in 2011 and 2013, respectively.

Interest Expense and Other Income, Net

The following table presents interest expense and other income, net:

	Year Ended December 31,			2013 vs 2012	2012 vs 2011
	2013	2012	2011	$ Change
	(In millions)
Interest expense, net	$(30)	$(30)	$(5)	$—	$(25)
Other income, net	3	10	8	(7)	2
	$(27)	$(20)	$3	$(7)	$(23)

Interest expense, net, reflects interest expense on our senior unsecured notes with an outstanding principal balance at December 31, 2013 of $1.40 billion, offset by interest income earned on cash, cash equivalents and marketable securities balances. Other income, net, primarily includes gains and losses on foreign currency transactions, asset disposals and strategic investments.

The increases in interest expense from 2011 through 2013 was driven primarily by interest expense related to our senior unsecured notes of $700 million issued in November 2010, $500 million issued in November 2011, and $500 million issued in August 2012.

Provision for (Benefit of) Income Taxes

	Year Ended December 31,
	2013	2012	2011
	(In millions, except percentages)
Provision for (benefit of) income taxes	$21	$(63)	$29
Effective tax rates	4.7%	(9.6)%	3.0%

The federal statutory rate was 35% for 2013, 2012 and 2011. The differences between our effective tax rates and the federal statutory tax rate primarily relate to foreign earnings taxed at substantially lower rates than the federal statutory rate due principally to our tax incentives in Singapore and domestic tax losses recorded without tax benefits. During 2013, we recorded tax benefits resulting from the reduction of certain foreign deferred tax liabilities of $10 million and tax benefits resulting from the expiration of statutes of limitations for the assessment of taxes primarily in various foreign jurisdictions of $9 million. We also recorded a tax provision of $3 million in 2013 resulting from tax legislation enacted in

Israel on August 5, 2013. During 2012 we recorded tax benefits resulting from the reduction of certain foreign deferred tax liabilities of $12 million and tax benefits resulting from reductions in our U.S. valuation allowance on certain deferred tax assets due to recording net deferred tax liabilities for identifiable intangible assets under purchasing accounting of $51 million for certain acquisitions. We realized tax benefits resulting from the reversal of certain prior period tax accruals of $13 million and $9 million in 2012 and 2011, respectively. These reversals resulted primarily from the expiration of the statutes of limitations for the assessment of taxes related to certain foreign subsidiaries. We recorded a tax provision of $13 million in 2011 resulting from legislation enacted in Israel on December 5, 2011, which increased tax rates for 2012 and later years applicable to our Israel net deferred tax liabilities, principally related to purchased intangible assets.

We operate under tax incentives in Singapore, which are effective through March 2014. The tax incentives are conditional upon our meeting certain employment and investment thresholds. The impact of the Singapore tax incentives decreased Singapore taxes by $423 million, $399 million and $368 million for 2013, 2012 and 2011, respectively. The benefit of the tax incentives on net income per share (diluted) was $0.73, $0.69 and $0.65 for 2013, 2012 and 2011, respectively. For periods after March 31, 2014, we expect to utilize our Irish trading company for certain foreign operations, which we believe would result in a similar foreign tax provision as our current Singapore tax incentive.

Subsequent Events

In January 2014 our Board of Directors adopted an amendment to our existing dividend policy pursuant to which we intend to increase the quarterly cash dividend by 9% to $0.12 per share ($0.48 per share on an annual basis) and declared a quarterly cash dividend of $0.12 per share payable to holders of our common stock.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.

The following table presents working capital, cash and cash equivalents, and marketable securities:

	December 31,
	2013	2012	$ Change
	(In millions)
Working capital	$2,419	$2,099	$320
Cash and cash equivalents	$1,657	$1,617	40
Short-term marketable securities	775	757	18
Long-term marketable securities	1,939	1,348	591
Total cash and cash equivalents and marketable securities	$4,371	$3,722	$649

See the summary of cash, cash equivalents, short and long-term marketable securities by major security type and discussion of market risk that follows in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in 2013, 2012 and 2011.

The following table presents cash provided and used:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net cash provided by operating activities	$1,785	$1,931	$1,838
Net cash provided by (used in) investing activities	(996)	(4,796)	863
Net cash provided by (used in) financing activities	(749)	336	(177)
Increase (decrease) in cash and cash equivalents	40	(2,529)	2,524
Cash and cash equivalents at beginning of period	1,617	4,146	1,622
Cash and cash equivalents at end of period	$1,657	$1,617	$4,146

Operating Activities

In 2013 our operating activities provided $1.79 billion in cash. This was primarily the result of net income of $424 million and net non-cash operating expenses of $1.43 billion, offset in part by changes in operating assets and liabilities of $67 million. In 2012 our operating activities provided $1.93 billion in cash. This was primarily the result of net income of $719 million, net non-cash operating expenses of $1.06 billion and changes in operating assets and liabilities of $152 million. In 2011 our operating activities provided $1.84 billion in cash. This was primarily the result of net income of $927 million, net non-cash operating expenses of $782 million and changes in operating assets and liabilities of $129 million.

Our days sales outstanding increased from 32 days at December 31, 2012 to 35 days at December 31, 2013. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

Our inventory days on hand at December 31, 2013 remained flat at 47 days. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing Activities

Investing activities used $996 million in cash in 2013, which was primarily the result of $611 million in net purchases of marketable securities, $228 million of capital equipment purchases mostly to support our research and development efforts, $142 million in net cash paid for the Renesas Transaction and $15 million of purchases of strategic investments.

Investing activities used $4.80 billion in cash in 2012, which was primarily the result of $3.58 billion in net cash paid for our acquisitions, primarily NetLogic and BroadLight, $244 million of capital equipment purchases mostly to support our research and development efforts and $997 million in net purchases of marketable securities, offset in part by $27 million of proceeds from the sale of strategic investments.

Investing activities provided $863 million in cash in 2011, which was primarily the result of $1.38 billion in net proceeds from sales and maturities of marketable securities, offset in part by $347 million in net cash paid primarily for the acquisitions of Provigent and SC Square Ltd. and $163 million of capital equipment purchases, mostly to support our research and development efforts.

Financing Activities

Our financing activities used $749 million in cash in 2013, which was primarily the result of $597 million in repurchases of our Class A common stock, the repayment of long-term debt of $300 million, dividends paid of $254 million and $130 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $532 million in proceeds received from issuances of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan.

Our financing activities provided $336 million in cash in 2012, which was primarily the result of $492 million in proceeds from the issuance of long-term debt and $311 million in proceeds received from issuances of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan, offset in part dividends paid of $224 million, $153 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, $57 million in payments of contingent consideration and debt assumed from certain acquisitions, and $33 million in repurchases of shares of our Class A common stock.

Our financing activities used $177 million in cash in 2011, which was primarily the result of $670 million in repurchases of shares of our Class A common stock, dividends paid of $194 million and $155 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, offset in part by $494 million in proceeds from the issuance of our long-term debt and $348 million in proceeds received from issuances of common stock upon exercise of stock options and pursuant to our employee stock purchase plan.

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

Short and Long-Term Financing Arrangements

At December 31, 2013, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

Registration Statement

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

Credit Facility

In November 2010 we entered into a credit facility, with certain institutional lenders that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $500 million. This credit facility, which was amended in October 2011, has a maturity date of November 19, 2016, at which time all outstanding revolving facility loans (if any) and accrued and unpaid interest must be repaid. We have not drawn on the credit facility since its inception.

The credit facility contains customary representations, warranties and covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We were in compliance with all credit facility debt covenants as of December 31, 2013.

Senior Notes

The following table summarizes details of our senior unsecured notes, or Notes:

Date	Maturity	Interest	Effective	Original	December 31,
Issued	Date	Rate	Yield	Issue Discount	2013	2012	$ Change
					(In millions)
November 2010	November 2013	1.500%	1.605%	99.694%	$—	$300	$(300)
November 2010	November 2015	2.375	2.494	99.444	400	400	—
November 2011	November 2018	2.700	2.762	99.609	500	500	—
August 2012	August 2022	2.500	2.585	99.255	500	500	—
					$1,400	$1,700	$(300)
	Unaccreted discount				(6)	(7)	1
	Less current portion of long-term debt				—	(300)	300
	Long-term debt				$1,394	$1,393	$1

Proceeds from the issuance of the 2022 Notes are being utilized for general corporate purposes, which included the repayment of our 1.500% 2013 Notes. Proceeds from the issuance of the 2018 Notes were utilized to help fund the acquisition of NetLogic. Proceeds from the issuance of the 2013 Notes and the 2015 Notes were utilized for general corporate purposes.

The outstanding Notes described above contain a number of restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets; enter into sale and lease-back transactions; or merge, consolidate or sell assets. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the Notes. We were in compliance with all senior unsecured notes debt covenants as of December 31, 2013.

Other Notes and Borrowings

We had no other significant notes or borrowings as of December 31, 2013.

Commitments and Other Contractual Obligations

The following table presents details of our commitments and other contractual obligations, which are currently estimated to be paid in 2014 and thereafter:

	Payment Obligations by Year
	2014	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Operating leases	$170	$143	$100	$58	$42	$43	$556
Inventory and related purchase obligations	724	—	—	—	—	—	724
Other obligations	206	41	24	3	—	—	274
Long-term debt and related interest	36	435	26	26	526	550	1,599
	$1,136	$619	$150	$87	$568	$593	$3,153

We lease our facilities and certain engineering design tools and information systems equipment under operating lease agreements. Our leased facilities comprise an aggregate of 4.4 million square feet. Our principal facilities in Irvine have lease terms that expire at various dates through 2017 with an aggregate rent of $88 million (included in the table above).

Inventory and related purchase obligations represent purchase commitments for silicon wafers and assembly and test services. We depend upon third party subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from subcontractors well in advance. We expect to receive and pay for these materials and services within the ensuing six months. Our subcontractor relationships typically allow for the cancellation of outstanding purchase orders but require payment of all expenses incurred through the date of cancellation.

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

Unrecognized tax benefits were $403 million, of which $57 million would result in potential cash payment of taxes and $346 million would result in a reduction in certain net operating loss and tax credit carryforwards. We are not including any amount related to uncertain tax positions in the table presented above because of the difficulty in making reasonably reliable estimates of the timing of settlements with the respective taxing authorities. In addition to the unrecognized tax benefits, we have also recorded a liability for potential tax penalties and interest of $30 million and $6 million, respectively, at December 31, 2013.

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

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S. and expect domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as acquisitions, quarterly dividends, share buy-backs and repayment of debt. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. If we were to repatriate our foreign earnings, which are permanently reinvested, it would not result in a significant tax liability because the amounts would be offset by our remaining net operating loss and tax credit carryforwards. As of December 31, 2013 we had approximately $2.39 billion of cash, cash equivalents, and marketable securities held by our foreign subsidiaries.

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

•	the overall levels of sales of our semiconductor products, licensing revenue, and product gross margins;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the market acceptance of our products;

•	acquisitions of businesses, assets, products or technologies;

•	the unavailability of credit and financing, which may lead certain of our customers to reduce their levels of purchases or to seek credit or other accommodations from us;

•	litigation expenses, settlements and judgments, customer indemnification claims and other types of litigation risks;

•	payment of cash dividends;

•	required levels of research and development and other operating costs;

•	volume price discounts and customer rebates;

•	the levels of inventory and accounts receivable that we maintain;

•	licensing royalties payable by us, including licensing fees paid to NPEs;

•	capital improvements for new and existing facilities;

•	changes in our compensation policies;

•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees;

•	repurchases of our Class A common stock;

•	changes in tax laws;

•	technological upgrades and improvements in our infrastructure technology systems;

•	our competitors’ responses to our products and our anticipation of and responses to their products;

•	our relationships with suppliers and customers;

•	the availability and cost of sufficient foundry, assembly and test capacity and packaging materials; and

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan.

In addition, we may require additional capital to accommodate planned future long-term growth, hiring, infrastructure and facility needs.

Off-Balance Sheet Arrangements

At December 31, 2013 we had no material off-balance sheet arrangements, other than our facility operating leases.

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

To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2013, a 100 basis point increase in interest rates across all maturities would result in a $30 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analysis performed as of December 31, 2013 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2013, the end of the period covered by this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification and Business Experience of Directors.    The information under the caption “Election of Directors,” appearing in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2014 Annual Meeting of Shareholders, referred to as the 2014 Proxy Statement, is hereby incorporated by reference.

(b) Identification and Business Experience of Executive Officers.    The information under the caption “Executive Compensation and Other Information — Executive Officers,” appearing in the 2014 Proxy Statement, is hereby incorporated by reference.

(c) Compliance with Section 16(a) of the Exchange Act.    The information under the caption “Ownership of Securities — Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2014 Proxy Statement, is hereby incorporated by reference.

(d) Code of Ethics.    The information under the caption “Corporate Governance and Board Matters,” appearing in the 2014 Proxy Statement, is hereby incorporated by reference.

(e) Audit Committee.    The information under the caption “Corporate Governance and Board Matters — Audit Committee,” appearing in the 2014 Proxy Statement, is hereby incorporated by reference.

Item 11. Executive Compensation

The information under the caption “Executive Compensation and Other Information” and “Corporate Governance and Board Matters — Compensation of Non-Employee Directors,” appearing in the 2014 Proxy Statement, is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Equity Compensation Plan Information” and “Ownership of Securities,” appearing in the 2014 Proxy Statement, is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matter — Director Independence” appearing in the 2014 Proxy Statement, is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information under the caption “Audit Information — Fees Paid to Independent Registered Public Accounting Firm,” appearing in the 2014 Proxy Statement, is hereby incorporated by reference.

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

3.  Exhibits.

The exhibits listed on the exhibit index following the Signature page are filed as part of, or hereby incorporated by reference into, this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Broadcom Corporation:

We have audited the accompanying consolidated balance sheets of Broadcom Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadcom Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Broadcom Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 30, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Irvine, California
January 30, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Broadcom Corporation:

We have audited Broadcom Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Broadcom Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Broadcom Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Broadcom Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated January 30, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California
January 30, 2014

CONSOLIDATED BALANCE SHEETS
 (In millions, except par value)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,657	$1,617
Short-term marketable securities	775	757
Accounts receivable, net of allowance for doubtful accounts of $8 million in 2013 and 2012	795	740
Inventory	525	527
Prepaid expenses and other current assets	163	140
Total current assets	3,915	3,781
Property and equipment, net	593	485
Long-term marketable securities	1,939	1,348
Goodwill	3,793	3,726
Purchased intangible assets, net	1,144	1,786
Other assets	111	82
Total assets	$11,495	$11,208
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$300
Accounts payable	585	549
Wages and related benefits	243	241
Deferred revenue and income	21	22
Accrued liabilities	647	570
Total current liabilities	1,496	1,682
Long-term debt	1,394	1,393
Other long-term liabilities	234	294
Commitments and contingencies
Shareholders’ equity:
Convertible preferred stock, $.0001 par value: Authorized shares - 6 - none issued and outstanding	—	—
Class A common stock, $.0001 par value: Authorized shares - 2,500 Issued and outstanding shares - 531 in 2013 and 518 in 2012	—	—
Class B common stock, $.0001 par value: Authorized shares - 400 Issued and outstanding shares - 50 in 2013 and 51 in 2012	—	—
Additional paid-in capital	12,475	12,403
Accumulated deficit	(4,107)	(4,531)
Accumulated other comprehensive income (loss)	3	(33)
Total shareholders’ equity	8,371	7,839
Total liabilities and shareholders’ equity	$11,495	$11,208

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net revenue:
Product revenue	$8,219	$7,820	$7,182
Income from Qualcomm Agreement	86	186	207
Total net revenue	8,305	8,006	7,389
Costs and expenses:
Cost of product revenue	4,088	4,027	3,626
Research and development	2,486	2,318	1,983
Selling, general and administrative	706	696	682
Amortization of purchased intangible assets	57	113	30
Impairments of long-lived assets	511	90	92
Restructuring costs	29	7	16
Settlement costs (gains)	(69)	79	(18)
Charitable contribution	25	—	25
Total operating costs and expenses	7,833	7,330	6,436
Income from operations	472	676	953
Interest expense, net	(30)	(30)	(5)
Other income, net	3	10	8
Income before income taxes	445	656	956
Provision for (benefit of) income taxes	21	(63)	29
Net income	$424	$719	$927
Net income per share (basic)	$0.74	$1.29	$1.72
Net income per share (diluted)	$0.73	$1.25	$1.65
Weighted average shares (basic)	574	558	539
Weighted average shares (diluted)	584	576	563
Dividends per share	$0.44	$0.40	$0.36

The following table presents details of total stock-based compensation expense included in each functional line item in the consolidated statements of income above:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Cost of product revenue	$25	$27	$24
Research and development	363	368	363
Selling, general and administrative	130	148	126

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$424	$719	$927
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2013, 2012 and 2011	35	14	(61)
Unrealized gains on marketable securities, net of $0 tax in 2013, 2012 and 2011	1	3	2
Other comprehensive income (loss)	36	17	(59)
Comprehensive income	$460	$736	$868

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-In	Accumulated	Income	Shareholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance at December 31, 2010	539	$—	$11,994	$(6,177)	$9	$5,826
Shares issued pursuant to stock awards, net	19	—	65	—	—	65
Employee stock purchase plan	4	—	111	—	—	111
Repurchases of Class A common stock	(17)	—	(668)	—	—	(668)
Dividends paid	—	—	(194)	—	—	(194)
Stock-based compensation expense	—	—	513	—	—	513
Other comprehensive loss	—	—	—	—	(59)	(59)
Net income	—	—	—	927	—	927
Balance at December 31, 2011	545	—	11,821	(5,250)	(50)	6,521
Shares issued pursuant to stock awards, net	20	—	33	—	—	33
Employee stock purchase plan	5	—	126	—	—	126
Equity issued in business combinations	—	—	137	—	—	137
Repurchases of Class A common stock	(1)	—	(33)	—	—	(33)
Dividends paid	—	—	(224)	—	—	(224)
Stock-based compensation expense	—	—	543	—	—	543
Other comprehensive income	—	—	—	—	17	17
Net income	—	—	—	719	—	719
Balance at December 31, 2012	569	—	12,403	(4,531)	(33)	7,839
Shares issued pursuant to stock awards, net	26	—	263	—	—	263
Employee stock purchase plan	6	—	139	—	—	139
Repurchases of Class A common stock	(20)	—	(597)	—	—	(597)
Dividends paid	—	—	(254)	—	—	(254)
Stock-based compensation expense	—	—	521	—	—	521
Other comprehensive income	—	—	—	—	36	36
Net income	—	—	—	424	—	424
Balance at December 31, 2013	581	$—	$12,475	$(4,107)	$3	$8,371

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income	$424	$719	$927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173	134	108
Stock-based compensation expense	518	543	513
Acquisition-related items:
Amortization of purchased intangible assets	228	311	84
Impairments of long-lived assets	511	90	92
Non-cash settlement gains	(2)	(7)	(14)
Gain on strategic investments and other	—	(11)	(1)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(55)	(16)	154
Inventory	2	(5)	207
Prepaid expenses and other assets	(25)	(8)	(28)
Accounts payable	24	72	(201)
Deferred revenue and income	(15)	45	(33)
Accrued settlement costs	(35)	54	21
Other accrued and long-term liabilities	37	10	9
Net cash provided by operating activities	1,785	1,931	1,838
Investing activities
Net purchases of property and equipment	(228)	(244)	(163)
Net cash paid for acquired companies	(142)	(3,582)	(347)
Sales (purchases) of strategic investments	(15)	27	(2)
Purchases of marketable securities	(2,682)	(2,551)	(2,768)
Proceeds from sales and maturities of marketable securities	2,071	1,554	4,143
Net cash provided by (used in) investing activities	(996)	(4,796)	863
Financing activities
Issuance of long-term debt, net	—	492	494
Payments of long-term debt	(300)	—	—
Repurchases of Class A common stock	(597)	(33)	(670)
Dividends paid	(254)	(224)	(194)
Payment of assumed contingent consideration and debt	—	(57)	—
Proceeds from issuance of common stock	532	311	348
Minimum tax withholding paid on behalf of employees for restricted stock units	(130)	(153)	(155)
Net cash provided by (used in) financing activities	(749)	336	(177)
Increase (decrease) in cash and cash equivalents	40	(2,529)	2,524
Cash and cash equivalents at beginning of period	1,617	4,146	1,622
Cash and cash equivalents at end of period	$1,657	$1,617	$4,146
Supplemental disclosure of cash flow information
Income taxes paid	$18	$25	$23
Interest paid	$40	$27	$14

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

1.	Summary of Significant Accounting Policies

Our Company

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a global leader and innovator in semiconductor solutions for wired and wireless communications. Broadcom® products seamlessly deliver voice, video, data and multimedia connectivity in the home, office and mobile environments. We provide the industry’s broadest portfolio of state-of-the-art system-on-a-chip solutions, or SoCs.

Basis of Presentation

Our consolidated financial statements include the accounts of Broadcom and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts previously reported as licensing revenue have been reclassified to product revenue to conform to the current period presentation. Such reclassifications had an impact of $27 million and $23 million in 2012 and 2011, respectively, and did not affect total net revenue, net income, shareholders' equity or cash flows.

In February 2012 we completed our acquisition of NetLogic Microsystems, Inc., or NetLogic. The consolidated financial statements include the results of operations of NetLogic as of the acquisition date and are included in our Infrastructure and Networking reportable segment. See Note 3 for a further discussion.

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

Revenue Recognition

We derive revenue principally from sales of integrated circuit products, royalties and license fees for our intellectual property and software and related services. The timing of revenue recognition and the amount of revenue actually recognized for each arrangement depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgment and estimates that we believe are reasonable, but actual results may differ. We recognize product revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue when any future performance obligations remain. We record reductions of revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. We accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. See Note 2 for a summary of our rebate activity.

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

Income from the Qualcomm Agreement

On April 26, 2009 we entered into a four-year Settlement and Patent License and Non-Assert Agreement, or the Qualcomm Agreement, with Qualcomm Incorporated, or Qualcomm. The Qualcomm Agreement was a multiple element arrangement which included: (i) an exchange of intellectual property rights, including in certain circumstances, by a series of covenants not to assert claims of patent infringement under future patents issued within one to four years of the execution date of the agreement, (ii) the assignment of certain existing patents by Broadcom to Qualcomm with Broadcom retaining a royalty-free license under these patents, and (iii) the settlement of all outstanding litigation and claims between Broadcom and Qualcomm. The total proceeds of $891 million from the Qualcomm Agreement were allocated amongst the principal elements of the transaction, resulting in $826 million of deferred income, which was recognized over the four year performance period of the agreement. The income from the Qualcomm Agreement terminated in April 2013, however, the term of the Qualcomm Agreement will continue until the expiration of the last to expire of the covered patents.

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

The fair value of our cash equivalents and certain marketable securities was determined based on “Level 1” inputs. The fair value of certain marketable securities and our long-term debt were determined based on “Level 2” inputs. The valuation techniques used to measure the fair value of our “Level 2” instruments were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. We do not have any marketable securities in the “Level 3” category. We believe that the recorded values of all our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Self-Insurance

We are self-insured for certain healthcare benefits provided to our U.S. employees. The liability for the self-insured benefits is limited by the purchase of stop-loss insurance. Our stop-loss coverage provides payment for aggregate claims exceeding $0.3 million per covered person for any given year.

Accruals for losses are made based on our claim experience and actuarial estimates based on historical data. Actual losses may differ from accrued amounts. Should actual losses exceed the amounts expected and if the recorded liabilities are insufficient, an additional expense will be recorded.

Accumulated Comprehensive Loss

Accumulated other comprehensive loss on the consolidated balance sheets at December 31, 2013 and 2012 represents accumulated translation adjustments and unrecognized gains and losses on investments classified as available for sale. This information is provided in our statements of comprehensive income.

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

2. Supplemental Financial Information

Net Revenue

The following table presents details of our net product revenue:

	Year Ended December 31,
	2013	2012	2011
Product sales through direct sales force	76.2%	77.4%	79.1%
Product sales maintained under fulfillment distributor arrangements	6.5	6.2	6.0
Product sales through distributors	17.3	16.4	14.9
	100.0%	100.0%	100.0%

Inventory

The following table presents details of our inventory:

	December 31,
	2013	2012
	(In millions)
Work in process	$202	$187
Finished goods	323	340
	$525	$527

Property and Equipment

The following table presents details of our property and equipment:

		December 31,
	Useful Life	2013	2012
	(In years)	(In millions)
Leasehold improvements	1 to 10	$248	$232
Office furniture and equipment	3 to 7	45	41
Machinery and equipment	5	725	555
Computer software and equipment	2 to 10	232	183
Construction in progress	N/A	54	27
		1,304	1,038
Less accumulated depreciation and amortization		(711)	(553)
		$593	$485

Accrued Liabilities

The following table presents details of our accrued liabilities included in current liabilities:

	December 31,
	2013	2012
	(In millions)
Accrued rebates	$409	$383
Accrued royalties	15	21
Accrued settlement charges	66	68
Accrued legal costs	15	15
Accrued taxes	20	16
Warranty reserve	19	13
Restructuring liabilities	17	1
Other	86	53
	$647	$570

Other Long-Term Liabilities

The following table presents details of our other long-term liabilities:

	December 31,
	2013	2012
	(In millions)
Deferred rent	$46	$54
Accrued taxes	72	67
Deferred tax liabilities	35	45
Accrued settlement charges	25	58
Deferred revenue	33	47
Other long-term liabilities	23	23
	$234	$294

Accrued Rebate Activity

The following table summarizes the activity related to accrued rebates:

	Year Ended December 31,
	2013	2012
	(In millions)
Beginning balance	$383	$317
Charged as a reduction of revenue	888	727
Reversal of unclaimed rebates	(21)	(18)
Payments	(841)	(643)
Ending balance	$409	$383

Warranty Reserve Activity

The following table summarizes activity related to the warranty reserve:

	Year Ended December 31,
	2013	2012
	(In millions)
Beginning balance	$13	$14
Charged to costs and expenses	12	5
Payments	(6)	(6)
Ending balance	$19	$13

Charitable Contribution

In 2009 we established the Broadcom Foundation, or the Foundation, to support science, technology, engineering and mathematics programs, as well as a broad range of community services, and contributed $50 million to the Foundation. In June 2011 we contributed an additional $25 million to the Broadcom Foundation. Approximately $2 million of the $25 million contribution came from Dr. Henry Samueli, our Chairman of the Board of Directors and Chief Technical Officer, who made such payment to Broadcom in connection with the settlement of a shareholder derivative litigation as further described in Note 9. In September 2013 we contributed an additional $25 million to the Broadcom Foundation. These payments were recorded as an operating expense in our consolidated statements of income in 2011 and 2013, respectively.

Computation of Net Income Per Share

The following table presents the computation of net income per share:

	Year Ended December 31,
	2013	2012	2011
	(In millions, except per share data)
Numerator: Net income	$424	$719	$927
Denominator for net income per share (basic)	574	558	539
Effect of dilutive securities:
Stock awards	10	18	24
Denominator for net income per share (diluted)	584	576	563
Net income per share (basic)	$0.74	$1.29	$1.72
Net income per share (diluted)	$0.73	$1.25	$1.65

Net income per share (diluted) does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards. There were 39 million, 23 million and 18 million anti-dilutive common share equivalents in 2013, 2012 and 2011, respectively.

Supplemental Cash Flow Information

In 2011 we paid $2 million related to share repurchases that had not settled by December 31, 2010. In 2013 and 2011, we received $1 million and $4 million related to stock option exercises that had not settled by December 31, 2012 and 2010 respectively. We had $1 million related to stock options exercises that had not settled by December 31, 2013.

At December 31, 2013, 2012 and 2011 we had billings of $29 million, $29 million and $43 million, respectively, for capital equipment that were accrued. The amounts accrued for capital equipment purchases have been excluded from the consolidated statements of cash flows and were paid in the subsequent period. In 2013 we also capitalized $3 million of stock-based compensation expense for construction in process related to computer software and equipment.

3.	Business Combinations

In October 2013 we acquired LTE-related assets from affiliates of Renesas Electronics Corporation, or the Renesas Transaction. The transaction is expected to accelerate the availability of Broadcom's first multimode, carrier-validated LTE SoC platform. On February 17, 2012 we completed our acquisition of NetLogic, a publicly traded company that was a provider of high performance intelligent semiconductor solutions for next generation networks. Our primary reasons for acquiring NetLogic were to enhance our ability to deliver a complete, end-to-end network infrastructure solution for customers and to reduce both time-to-market and development costs. The addition of NetLogic also extends Broadcom’s infrastructure portfolio with key technologies, including multi-core embedded processor and knowledge-based processor solutions, both critical enablers of the next generation infrastructure build-out. In addition, the Renesas Transaction, the NetLogic acquisition, and the other acquisitions noted in the table below allowed us to extend our roadmap to support customer requirements for rolling out next-generation fiber networks worldwide, enter into or expand our presence in the relevant wired and wireless communications market segments, reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities.

From January 1, 2011 through December 31, 2013 we completed a number of acquisitions. The consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates. The following table presents details of the purchase consideration related to each company or assets acquired:

Company or Assets Acquired	Month Acquired	Business	Cash Consideration Paid	Cash Assumed	Equity Consideration Paid	Fair Value of Assumed Contingent Consideration and Debt	Contingent Consideration Maximum
					(In millions)
2013 Acquisition
Renesas Transaction	October 2013	LTE	$196	$54	$—	$—	$—
2012 Acquisitions
BroadLight, Inc.	April 2012	PON processors	$200	$22	$3	$—	$10
NetLogic Microsystems, Inc.	February 2012	Next generation networks	3,612	219	349	53	110
Other	Various	Various	11	—	—	—	—
			$3,823	$241	$352	$53	$120
2011 Acquisitions
SC Square Ltd.	May 2011	Security software	$40	$—	$—	$—	$—
Provigent, Inc.	April 2011	Microwave backhaul systems	314	10	4	—	—
Other	Various	Various	3	—	—	—	—
			$357	$10	$4	$—	$—
Total Acquisitions			$4,376	$305	$356	$53	$120

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

Based upon those calculations, the purchase prices for the acquisitions were allocated as follows:

	2013	2012	2011
	(In millions)
Fair Market Values
Cash and cash equivalents	$54	$241	$10
Short-term marketable securities	—	48	1
Accounts receivable, net	—	46	12
Inventory	—	101	30
Prepaid and other current assets	11	19	4
Property and equipment, net	39	17	3
Other assets	3	29	—
Purchased intangible assets	85	1,782	233
Goodwill	40	1,930	134
Total assets acquired	232	4,213	427
Accounts payable	10	47	7
Accrued liabilities	22	42	6
Deferred tax liabilities	—	67	—
Contingent consideration and debt	—	53	—
Long-term liabilities	4	44	57
Total liabilities assumed	36	253	70
Purchase price allocation	$196	$3,960	$357

	Weighted Average Useful Life	2013	2012	2011
	(In years)	(In millions)
Purchased Intangible Assets:
Developed technology	13	$85	$1,288	$148
In-process research and development	N/A	—	267	45
Customer relationships	4	—	212	37
Other	3	—	15	3
		$85	$1,782	$233

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

In 2013, 2012 and 2011 there was no IPR&D related to our other acquisitions other than those listed above. Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.

Customer relationships represent the fair value of future projected revenue that will be derived from the sale of products to existing customers of the acquired companies.

Contingent Earn-out Consideration

In connection with our NetLogic acquisition, we assumed a liability of $53 million related to contingent consideration in connection with one of NetLogic’s prior acquisitions and subsequently paid this amount in 2012. Additional cash consideration of up to $57 million could have been paid to the former shareholders of this prior acquisition upon satisfaction of certain future performance goals. Additional contingent earn-out consideration of up to $10 million in cash also could have been paid to the former holders of BroadLight capital stock and other rights upon satisfaction of certain future performance goals. As of December 31, 2013 we do not have any liabilities recorded in connection with contingent earn-out consideration, as these performance goals were not met and have now expired.

4.	Fair Value Measurements

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and marketable securities’ costs, gross unrealized gains, gross unrealized losses and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities:

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$307	$—	$—	$307	$307	$—	$—
Level 1:
Bank and time deposits	474	—	—	474	474	—	—
Money market funds	277	—	—	277	277	—	—
U.S. treasury and agency obligations	1,005	1	—	1,006	—	205	801
Corporate bonds	—	—	—	—	—	—	—
Subtotal	1,756	1	—	1,757	751	205	801
Level 2:
Commercial paper	690	—	—	690	599	91	—
Corporate bonds	1,591	3	(1)	1,593	—	477	1,116
Asset-backed securities and other	24	—	—	24	—	2	22
Subtotal	2,305	3	(1)	2,307	599	570	1,138
Level 3:
None	—	—	—	—	—	—	—
Total	$4,368	$4	$(1)	$4,371	$1,657	$775	$1,939

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$213	$—	$—	$213	$213	$—	$—
Level 1:
Bank and time deposits	904	—	—	904	884	20	—
Money market funds	250	—	—	250	250	—	—
U.S. treasury and agency obligations	936	1	—	937	—	201	736
Corporate bonds	1	—	—	1	—	1	—
Subtotal	2,091	1	—	2,092	1,134	222	736
Level 2:
Commercial paper	432	—	—	432	270	162	—
Corporate bonds	921	2	(1)	922	—	351	571
Asset-backed securities and other	63	—	—	63	—	22	41
Subtotal	1,416	2	(1)	1,417	270	535	612
Level 3:
None	—	—	—	—	—	—	—
Total	$3,720	$3	$(1)	$3,722	$1,617	$757	$1,348

There were no transfers between Level 1, Level 2 or Level 3 securities in the twelve months ended December 31, 2013. All of our long-term marketable securities had maturities of between one and three years in duration at December 31, 2013. Our cash, cash equivalents and marketable securities at December 31, 2013 consisted of $1.98 billion held domestically, with the remaining balance of $2.39 billion held by our foreign subsidiaries.

At December 31, 2013 we had 132 investments with a fair value of $793 million that were in an unrealized loss position for less than twelve months. Our gross unrealized losses of $1 million for these investments at December 31, 2013 were due to changes in market rates. We have determined that the gross unrealized losses on these investments at December 31, 2013 are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.

Instruments Not Recorded at Fair Value on a Recurring Basis. We measure the fair value of our long-term debt carried at amortized cost quarterly for disclosure purposes. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $1.37 billion and $1.75 billion as of December 31, 2013 and 2012 respectively. The recorded values of all our accounts receivable and accounts payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

5.	Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
United States	$(171)	$43	$(132)
Foreign	616	613	1,088
	$445	$656	$956

A reconciliation of the provision for (benefit of) income taxes at the federal statutory rate compared to our provision for income taxes follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Statutory federal provision for income taxes	$156	$230	$335
Increase (decrease) in taxes resulting from:
Tax credits	(240)	—	(140)
Federal valuation allowance changes	207	(552)	154
Tax rate differential on foreign earnings	(190)	(281)	(353)
Stock-based compensation expense (benefit)	20	—	(1)
Foreign dividend distribution	—	538	—
Audit settlements and adjustments	23	—	—
Other	45	2	34
Provision for (benefit of) income taxes	$21	$(63)	$29

The income tax provision (benefit) consists of the following components:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Current:
Federal	$(2)	$(4)	$—
State	(1)	2	(1)
Foreign	29	32	23
	26	30	22
Deferred:
Federal	2	(50)	—
State	1	(1)	—
Foreign	(8)	(42)	7
	(5)	(93)	7
	$21	$(63)	$29

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes were as follows:

	December 31,
	2013	2012
	(In millions)
Deferred tax assets:
Research and development and foreign tax credits	$1,062	$818
Capitalized research and development costs	77	106
Net operating loss carryforwards	78	53
Reserves and accruals not currently deductible for tax purposes	98	100
Stock-based compensation	63	98
Other	55	51
Gross deferred tax assets	1,433	1,226
Valuation allowance	(1,367)	(1,124)
Deferred tax assets, net	66	102
Deferred tax liabilities:
Goodwill	(3)	—
Purchased intangible assets	(87)	(131)
Gross deferred tax liabilities	$(90)	$(131)
Net deferred tax liabilities	$(24)	$(29)

At December 31, 2013 and 2012, we had valuation allowances of approximately $1.29 billion and $1.06 billion against certain U.S. deferred tax assets, and valuation allowances of approximately $81 million and $64 million against deferred tax assets of certain foreign subsidiaries, respectively, to reflect the deferred tax asset at the net amount that is more likely than not to be realized. As a result of our recent cumulative tax losses in the U.S., which excludes the effect of the 2012 unusual and nonrecurring foreign dividend of approximately $1.5 billion to enable our acquisition of NetLogic, and our cumulative tax losses in certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. We had net deferred tax liabilities of $24 million and $29 million at December 31, 2013 and 2012, respectively, primarily related to certain foreign jurisdictions where we do not have cumulative losses.

We operate under tax incentives in Singapore, which are effective through March 2014. The tax incentives are conditional upon our meeting certain employment and investment thresholds. The impact of the Singapore tax incentives decreased Singapore taxes by $423 million, $399 million and $368 million for 2013, 2012 and 2011, respectively. The benefit of the tax incentives on net income per share (diluted) was $0.73, $0.69 and $0.65 for 2013, 2012 and 2011, respectively.

Our deferred tax assets at December 31, 2013 and 2012 do not include $726 million and $715 million, respectively, of excess tax benefits from stock-based compensation that are a component of our net operating loss carryovers, research and development credits, and capitalized research and development expenses. Shareholders’ equity will be increased by $726 million to the extent such excess tax benefits are ultimately realized.

If and when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2013 will be accounted for as follows: approximately $1.36 billion will be recognized as a reduction of income tax expense and $11 million will be recorded as an increase in shareholders' equity. In 2012 we recorded a $33 million decrease in foreign deferred tax liabilities, as well as reductions in our U.S. valuation allowance on certain deferred tax assets due to recording net deferred tax liabilities for identifiable intangible assets under purchasing accounting of $51 million for certain acquisitions.

At December 31, 2013 for our income tax filings we had federal, state, United Kingdom, Israel and Spain net operating loss carryforwards of approximately $1.17 billion, $2.11 billion, $140 million, $26 million and $13 million, respectively. A valuation allowance has been provided on substantially all of these loss carryforwards. If unutilized, the federal net operating loss carryforwards will expire between 2019 and 2033, the state net operating loss carryforwards will expire between 2014 and 2033, and the Spain net operating loss carryforwards will expire between 2024 and 2030. The United Kingdom and Israel net operating losses have no expiration date. At December 31, 2013 we had Canada scientific research and experimental development expenditures of $54 million available for tax deduction in future tax years. These future tax deductions can be carried forward indefinitely.

At December 31, 2013 for our income tax filings we had foreign tax credit carryforwards of approximately $97 million, and federal, state, Canada and Spain research and development credit carryforwards of approximately $944 million, $835 million, $41 million and $8 million, respectively. A valuation allowance has been provided on substantially all of these credit carryforwards. These foreign tax credit carryforwards expire between 2016 and 2023, and these research and development credit carryforwards expire between 2019 and 2033, if not previously utilized. Certain state research and development credit carryforwards have no expiration date. As of December 31, 2012 we did not record federal research and development tax credits relating to qualified research expenditures for the 2012 tax year because the federal tax credit for increasing current year research and development activities had previously expired at December 31, 2011. However, on January 2, 2013 President Obama signed into law The American Taxpayer Relief Act of 2012, which contained a provision extending the federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013. As a result of this legislation, in 2013 we increased our research and development credit carryforwards for amounts generated in 2012, by approximately $124 million. This increase in deferred tax assets was fully offset with a valuation allowance resulting in no tax benefit being recorded for this item in 2013. No additional federal research and development tax credits are expected to be generated after December 31, 2013 unless the prior federal research and development tax credit provisions are extended to periods after December 31, 2013, or new federal research and development tax credit provisions are enacted into law. If the credit is extended in the future, we expect no effect on future results of operations or financial position because of our valuation allowance on our deferred tax assets.

At December 31, 2013, deferred taxes have not been provided on the excess of book basis over tax basis in the amount of approximately $4.58 billion in the shares of certain foreign subsidiaries because their bases differences are not expected to reverse in the foreseeable future and are considered permanent in duration. These bases differences arose primarily through purchase accounting and the undistributed book earnings of foreign subsidiaries that we intend to reinvest indefinitely. The bases differences could reverse through amortization or impairment of certain intangible assets recorded under purchase accounting, a sale of the subsidiaries, the receipt of dividends from the subsidiaries, or various other events. We believe that U.S. income taxes and foreign withholding taxes would be substantially offset upon reversal of this excess book basis due to the existence of net operating loss and tax credit carryforwards.

The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Beginning balance	$331	$212	$187
Increase in current year	58	11	59
Expiration of the statutes of limitation for the assessment of taxes	(6)	(7)	(3)
Decrease resulting from audits	(20)	—	—
Increase (decrease) related to prior year tax positions	40	—	(31)
Increase related to acquisitions	—	115	—
Ending balance	$403	$331	$212

The unrecognized tax benefits of $403 million at December 31, 2013 included $69 million of tax benefits that, if recognized, would reduce our annual effective tax rate. Approximately $20 million of the tax benefit, if recognized, would be credited to shareholder’s equity. The remaining $314 million, if recognized, would not result in a tax benefit since it would be fully offset with a valuation allowance. We reversed penalties and interest related to unrecognized tax benefits of $2 million and $1 million, respectively, during 2013, resulting from the expiration of statutes of limitation. We accrued potential penalties and interest of $2 million and $2 million, respectively, related to these unrecognized tax benefits during 2013, and in total, as of December 31, 2013, we recorded a liability for potential penalties and interest of $30 million and $6 million, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

In 2012, we accessed $1.5 billion of cash from our foreign subsidiaries to facilitate the acquisition of NetLogic. This $1.5 billion was treated as includable in our U.S. taxable income for 2012. Nevertheless, this did not result in a significant tax liability for us because it was substantially offset by our net operating loss and tax credit carryforwards. The acquisition of NetLogic was unusual and nonrecurring. The $3.61 billion cash purchase price to acquire NetLogic greatly exceeded the purchase price of any prior cash acquisition we have made. Our previous cash acquisitions have been for significantly lower purchase prices, and we have never previously determined it prudent or necessary to access our prior years’ foreign earnings to facilitate an acquisition. We do not currently expect any future need to access our prior years’ foreign earnings, and therefore, aside from the $1.5 billion used to facilitate the NetLogic acquisition, we intend to continue to permanently reinvest our foreign earnings.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. For federal income tax purposes, all years prior to 2007 are closed. The 2007 through 2013 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2004 through 2013 tax years generally remain subject to examination by tax authorities. Our income tax returns for the 2007, 2008 and 2009 tax years are currently under examination by the Internal Revenue Service. We do not expect the audit to have a material effect on our results of operations or financial position. However, our net operating loss carryforwards could be reduced with a corresponding reduction in our valuation allowance on deferred tax assets.

In December 2011 legislation was enacted in Israel which increased corporate tax rates for 2012 and later years. As a result of this legislation, we recorded a $13 million tax provision in 2011 for the effect of this tax rate increase on our Israel net deferred tax liabilities, which were principally related to purchased intangible assets.

6.	Debt and Credit Facility

Senior Notes

The following table presents details of our senior unsecured notes, or Notes:

Date	Maturity	Interest	Effective	Original	December 31,
Issued	Date	Rate	Yield	Issue Discount	2013	2012
					(In millions)
November 2010	November 2013	1.500%	1.605%	99.694%	$—	$300
November 2010	November 2015	2.375	2.494	99.444	400	400
November 2011	November 2018	2.700	2.762	99.609	500	500
August 2012	August 2022	2.500	2.585	99.255	500	500
					$1,400	$1,700
	Unaccreted discount				(6)	(7)
	Less current portion of long-term debt				—	(300)
					$1,394	$1,393

We may redeem the above outstanding Notes at any time prior to their maturity, subject to a specified make-whole premium as defined in the indenture governing the Notes. In the event of a change of control triggering event, each holder of Notes will have the right to require us to purchase for cash all or a portion of their Notes at a redemption price of 101% of the aggregate principal amount of such Notes plus accrued and unpaid interest. Default can be triggered by any missed interest or principal payment, breach of covenant, or in certain events of bankruptcy, insolvency or reorganization.

The outstanding Notes contain a number of customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets; enter into sale and lease-back transactions; or merge, consolidate or sell assets. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued but unpaid interest on the Notes.

The outstanding Notes are recorded net of original issue discount. The discount and debt issuance costs associated with the issuance of the Notes are amortized to interest expense over their respective terms. The effective rates for the fixed-rate debt include the interest on the notes and the accretion of the original issue discount.

Relative to our overall indebtedness, the outstanding Notes rank in right of payment (i) equal with all of our other existing and future senior unsecured indebtedness (ii) senior to all of our existing and future subordinated indebtedness, and (iii) effectively subordinated to all of our subsidiaries' existing and future indebtedness and other obligations (including secured and unsecured obligations) and subordinated to our existing and future secured indebtedness and other obligations, to the extent of the assets securing such indebtedness and other obligations.

Credit Facility

In November 2010 we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $500 million. This credit facility, which was amended in October 2011, has a maturity date of November 19, 2016, at which time all outstanding revolving facility loans (if any) and accrued and unpaid interest must be repaid. We have not drawn on our credit facility to date.

Any advances under a Eurodollar Rate Committed Loan will accrue interest at the British Bankers Association LIBOR, or BBA LIBOR, plus the Applicable Rate. Any advances under a US Dollar Base Rate Committed Loan will accrue interest at rates that are equal to the Applicable Rate plus the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) BBA LIBOR plus 1.0%. The Applicable Rate is based on our senior debt credit ratings as published by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. and can range between 0.625% and 1.500% for Eurodollar Rate Committed Loans and 0.000% to 0.500% for US Dollar Base Rate Committed Loans. We are also required to pay an annual commitment fee of 0.07% on the actual daily unused amount of commitments. We may also, upon the agreement of the existing lenders, increase the commitments under the credit facility by up to an additional $100 million. Borrowings of swing line loans bear interest at a rate equivalent to the US Dollar Base Rate Committed Loans noted above.

The credit facility contains customary representations, warranties and covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

7.	Shareholders’ Equity

Common Stock

At December 31, 2013 we had 2.5 billion authorized shares of Class A common stock and 400 million authorized shares of Class B common stock. The shares of Class A common stock and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote for each share held, and holders of Class B common stock are entitled to ten votes for each share held, on all matters submitted to a vote of the shareholders. In addition, holders of Class B common stock are entitled to vote separately on the proposed issuance of additional shares of Class B common stock in certain circumstances. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer. The Class A common stock and Class B common stock are sometimes collectively referred to herein as “common stock.” In 2013, 2012 and 2011, 1 million, 2 million and 1 million shares, respectively, of Class B common stock were automatically converted into a like number of shares of Class A common stock upon sale or other transfer pursuant to the terms of our Articles of Incorporation.

Quarterly Dividend

In January 2010 our Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. Our Board of Directors declared quarterly cash dividends of $0.11, $0.10, and $0.09 per common share payable to holders of our common stock in each quarter of 2013, 2012 and 2011, respectively. In 2013, 2012 and 2011 we paid $254 million, $224 million and $194 million, respectively, in dividends to holders of our Class A and Class B common stock.

Share Repurchase Program

In February 2010 we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset dilution of incremental grants of stock awards associated with our stock incentive plans. The maximum number of shares of our Class A common stock that may be repurchased in any one year under this program (including under an accelerated share repurchase agreement or similar arrangement) is equal to the total number of shares issued pursuant to our equity awards in the previous year and the current year. This program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. It may also be complemented with one or more additional share repurchase programs in the future. Under the evergreen program we repurchased 20 million, 1 million, and 10 million shares of our Class A common stock at a weighted average price of $29.59, $31.91, and $36.84 in 2013, 2012 and 2011, respectively.

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

Registration Statement

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

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, for all eligible employees. Under the ESPP, employees may purchase shares of our Class A common stock at six-month intervals at 85% of fair market value (calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. Shares of Class A common stock are offered under the ESPP through a series of successive offering periods, generally with a maximum duration of 24 months, subject to an additional three-month extension under certain circumstances. The plan imposes certain limitations upon an employee’s right to acquire Class A common stock, including the following: (i) no employee may purchase more than 9,000 shares of Class A common stock on any one purchase date, (ii) no employee may be granted rights to purchase more than $25,000 worth of Class A common stock for each calendar year that such rights are at any time outstanding, and (iii) the maximum number of shares of Class A common stock purchasable in total by all participants in the ESPP on any purchase date is limited to 5 million shares. The number of shares of Class A common stock reserved for issuance under the plan automatically increases in January each year. The increase is equal to 1.25% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding year, subject to an annual share limit.

In 2013, 2012 and 2011, 6 million, 5 million and 4 million shares, respectively, were issued under this plan at average per share prices of $24.92, $28.32, and $29.93, respectively. At December 31, 2013, 18 million shares were available for future issuance under this plan.

Stock Incentive Plans

We have in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. Our 2012 Stock Incentive Plan, as amended and restated, or the 2012 Plan, is the successor equity incentive plan to our 1998 Stock Incentive Plan. The number of shares of Class A common stock reserved for issuance under the 2012 Plan automatically increases in January each year. The increase is equal to 4.5% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding year, subject to an annual share limit.

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

In January 2011 the Compensation Committee of our Board of Directors adopted a performance restricted stock units program, or the PRSU Program. Under the PRSU Program, if the performance goals established by the Compensation Committee for a specific one-year performance cycle are achieved, our participating executive officers have the opportunity to receive grants of PRSUs in the three calendar years following the performance cycle. We granted 0.6 million, 0.4 million, 0.2 million under this program in 2013, 2012 and 2011, respectively.

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

In connection with certain acquisitions, we have assumed stock options and restricted stock units, and have also exchanged stock options for restricted stock units granted under stock incentive plans or agreements established by the acquired company. As of December 31, 2013, 3 million shares of Class A common stock were reserved for issuance upon the exercise or issuance of equity instruments assumed under these incentive plans.

Combined Incentive Plan Activity

Stock option activity is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
	(In millions, except per share data)			(In years)
Balance at December 31, 2010	78	$27.05
Options granted under the 1998 Plan	—	45.82
Options cancelled	(2)	30.08
Options exercised	(10)	23.48
Balance at December 31, 2011	66	27.47
Options assumed	4	9.71
Options cancelled	(1)	34.55
Options exercised	(11)	17.09
Balance at December 31, 2012	58	28.11
Options cancelled	(1)	37.01
Options exercised	(18)	22.49	$156
Balance at December 31, 2013	39	$30.39	$121	2.6
Exercisable at December 31, 2013	39	$30.44	$119	2.6
Expected to vest after December 31, 2013	—	$21.96	$2	6.0

The aggregate intrinsic value shown in the table above represents the difference between the fair market value of our Class A common stock on the date of exercise and the exercise price of each option, and was based on the closing price of our Class A common stock of $29.65 on December 31, 2013.

Restricted stock unit activity is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Aggregate Intrinsic Value
	(In millions, except per share data)
Balance at December 31, 2010	28	$27.17
Restricted stock units granted	10	42.45
Restricted stock units cancelled	(2)	31.63
Restricted stock units vested	(14)	28.84
Balance at December 31, 2011	22	32.88
Restricted stock units granted	13	35.76
Restricted stock units assumed	6	37.54
Restricted stock units cancelled	(2)	34.79
Restricted stock units vested	(14)	29.18
Balance at December 31, 2012	25	35.55
Restricted stock units granted	14	33.01
Restricted stock units cancelled	(2)	35.04
Restricted stock units vested	(13)	34.03	$408
Balance at December 31, 2013	24	$34.91	$708

The per share fair values of rights granted in connection with the employee stock purchase plan and stock options assumed from acquisitions have been estimated with the following weighted average assumptions:

	Employee Stock Purchase Rights			Employee Stock Options Assumed
	2013	2012	2011	2013	2012	2011
Expected life (in years)	1.60	1.43	1.70	—	1.39	3.60
Implied volatility	0.35	0.39	0.37	—	0.41	0.34
Risk-free interest rate	0.25%	0.23%	0.50%	—	0.22%	1.56%
Expected dividend yield	1.58%	1.19%	0.99%	—	1.00%	0.80%
Weighted average fair value	$7.80	$9.61	$11.01	—	$27.54	$11.72

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in the consolidated statements of income:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Cost of product revenue	$25	$27	$24
Research and development	363	368	363
Selling, general and administrative	130	148	126
	$518	$543	$513

The following table presents details of unearned stock-based compensation currently estimated to be expensed in 2014 through 2018 related to unvested share-based payment awards:

	2014	2015	2016	2017	2018	Total
			(In millions)
Unearned stock-based compensation	$399	$249	$125	$23	$—	$796

The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.31 years.

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

Shares Reserved For Future Issuance

We had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments:

Number of Shares
(In millions)
Stock options outstanding	39
Authorized for future grants under stock incentive plans	113
Authorized for future issuance under stock purchase plan	18
Restricted stock units outstanding	24
Balance at December 31, 2013	194

401(k) Savings and Investment Plan

We sponsor a defined contribution 401(k) savings and investment plan covering substantially all of our U.S. employees, subject to certain eligibility requirements. At our discretion, we may make contributions to this plan. We have a limited matching contribution policy under which we made $18 million, $16 million and $14 million in contributions to participants in this plan in 2013, 2012 and 2011, respectively.

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

Intellectual Property Proceedings

In September 2009 we filed a complaint against Emulex Corporation, or Emulex, alleging patent infringement. On July 3, 2012 Broadcom and Emulex entered into a partial settlement and license agreement for various asserted patents. Emulex received a license and release related to several Broadcom patents for certain products for certain fields of use and Emulex was required to make a payment of certain amounts to Broadcom.

In November 2009 we filed a complaint against the Commonwealth Scientific and Industrial Research Organisation, or CSIRO, seeking a declaratory judgment that a certain U.S. patent number is invalid, unenforceable and not infringed. CSIRO counterclaimed for infringement. In March 2012 Broadcom and CSIRO entered into a settlement agreement resolving the litigation and the Court dismissed the parties’ claims with prejudice. The terms of the settlement agreement included a full release from liability for all asserted claims, the grant of a perpetual license under the asserted patent and all related patents to Broadcom, and the payment of certain amounts by Broadcom.

In August 2010 we filed a motion to intervene (i.e., to be added as a party) in U.S. Ethernet Innovations, LLC v. Acer, Inc., Case No. 10-cv-03724-JW (N.D. Cal.). In this case, U.S. Ethernet Innovations, LLC, or USEI, filed a patent infringement complaint alleging that numerous companies, including certain of our customers, infringe patents relating generally to Ethernet technology. USEI seeks monetary damages, attorney’s fees, and an injunction. Defendants have filed answers denying the allegations in USEI’s complaint and asserting counterclaims for declaratory judgment that USEI’s patents are invalid, unenforceable, and not infringed. In November 2013 Broadcom and USEI entered into a settlement agreement resolving the litigation. The Court has dismissed the parties' claims with prejudice. The terms of the settlement and release agreement include a release from liability for asserted claims, a license to the asserted patents and payments of certain amounts by Broadcom.

In March 2013 NXP B.V. sued Nintendo, our customer, in the U.S. District Court for the District of Nevada, asserting five patents against the Wii U, a Nintendo product.  In October 2013 NXP B.V. withdrew its complaint against Nintendo and filed a new complaint against us, Case No. 2-13-cv-01883 (D. Nev.), asserting the same five patents against our near field communications (NFC) products.  We have not yet responded to the complaint. No trial date has been set.

In May 2013 we sued NXP Semiconductors USA, Inc. for patent infringement in the U.S. District Court for the Central District of California, Case No. SACV13-829-MRP-MAN (C.D. Cal.).  The complaint accuses the NXP entities of infringing five of our patents and identifies certain NXP NFC and Secure Element products as representative accused products.  No trial date has been set.

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

Settlement Costs (Gains) and Other Related Items

In the 2013 we received a payment of $75 million, net of contingent legal fees, related to Other Proceedings, and recorded this as a gain on settlement. In addition, we recorded settlement costs of $6 million primarily related to patent infringement claims in 2013.

In 2012 we recorded net settlement costs of $79 million, which was comprised of $88 million of settlement costs related to patent infringement claims, offset by settlement gains of $9 million (primarily related to the resolution of certain employment tax matters). In 2012 we also received a payment of $58 million related to a partial settlement and license agreement. We accounted for this transaction as a multiple element arrangement and immediately recognized a $2 million gain on settlement of litigation and allocated the remaining $56 million to the licensing of intellectual property.  The licensing portion will be recorded as net revenue over the ten year term of the license.

In 2011 we recorded net settlement gains of $18 million, which was comprised of $55 million of settlement gains (primarily related to a settlement of our shareholder derivative action relating to our historical stock option accounting practices), offset by settlement costs of $37 million related to the settlement of patent infringement claims. With respect to the derivative action settlement the gains were comprised of: (i) a payment from Henry T. Nicholas, III, our former President and Chief Executive Officer and former Co-Chairman of the Board, of approximately $27 million; (ii) the cancellation of unexercised stock options held by Dr. Henry Samueli, our Chairman of the Board and Chief Technical Officer, valued at approximately $14 million, using a Black-Scholes analysis based on the closing price of Broadcom’s Class A common stock on the date the settlement was deemed final (such stock options were originally valued at $24 million for purposes of the settlement (using the same methodology used to value equity granted to employees in the February 2011 annual focal compensation review)); and (iii) a contribution by Dr. Samueli of approximately $2 million in cash to the Broadcom Foundation (through Broadcom Corporation).
Commitments and Other Contractual Obligations

The following table presents details of our commitments and other contractual obligations, which are currently estimated to be paid in 2014 and thereafter:

	Payment Obligations by Year
	2014	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Operating leases	$170	$143	$100	$58	$42	$43	$556
Inventory and related purchase obligations	724	—	—	—	—	—	724
Other obligations	206	41	24	3	—	—	274
Long-term debt and related interest	36	435	26	26	526	550	1,599
	$1,136	$619	$150	$87	$568	$593	$3,153

Facilities rent expense in 2013, 2012 and 2011 was $97 million, $90 million and $84 million, respectively.

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

10.	Goodwill and Other Purchased Intangible Assets

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	Foreign Currency	Consolidated
	(In millions)
Goodwill	$597	$1,013	$2,021	$(15)	$3,616
Accumulated impairment losses	—	(543)	(1,286)	—	(1,829)
Goodwill at December 31, 2011	597	470	735	(15)	1,787
Goodwill recorded in connection with acquisitions	125	—	1,805	—	1,930
Transfer	48	—	(48)	—	—
Effects of foreign currency translation	—	—	—	9	9
Goodwill at December 31, 2012	770	470	2,492	(6)	3,726
Goodwill recorded in connection with acquisitions	—	40	—	—	40
Effects of foreign currency translation	—	—	—	27	27
Goodwill at December 31, 2013	$770	$510	$2,492	$21	$3,793

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	December 31, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(In millions)
Developed technology	$1,492	$(539)	$953	$1,748	$(443)	$1,305
In-process research and development	130	—	130	311	—	311
Customer relationships	232	(176)	56	380	(222)	158
Other	34	(29)	5	37	(25)	12
	$1,888	$(744)	$1,144	$2,476	$(690)	$1,786

In 2013 we reclassified $83 million of in-process research and development, or IPR&D, costs to developed technology primarily related to digital front end (DFE) processors from our acquisition of NetLogic. These purchased intangible assets were subsequently impaired as discussed below.

Impairment of Purchased Intangible Assets

Goodwill

We evaluate goodwill for potential impairment on October 1 of each year or more frequently if indicators of impairment exist. For our annual impairment evaluation, in 2013 and 2011 we made a qualitative assessment of whether goodwill impairment exists and determined that it was more likely than not that the fair value of our reporting units exceeded their carrying values. Therefore, we did not perform the quantitative two-step goodwill impairment test. As discussed below, during our August 31, 2013 evaluation and our 2012 annual impairment evaluation, we performed the first step of the quantitative goodwill impairment assessment for each of our reporting units and determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value. At December 31, 2013 our book value was $8.37 billion while the market capitalization was $17.23 billion.

In light of the reduction in estimated future cash flows that resulted in the significant impairment of purchased intangible assets related to our Infrastructure and Networking reporting unit in the three months ended June 30, 2013 (as discussed below), and as a result of our stock price decline in the three months ended September 30, 2013, we determined our goodwill had potentially been impaired. Accordingly, we performed the first step of the quantitative goodwill impairment assessment for each of our reporting units for recoverability of goodwill at August 31, 2013 but determined no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value by greater than 20%.

For the August 31, 2013 evaluation and 2012 annual impairment evaluation, we estimated the fair values of our reporting units using a combination of the income and market approach. The income approach utilizes estimates of discounted future cash flows. The market approach, based on a peer group of each reporting unit, utilizes market multiples for revenue and earnings before income taxes. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered perpetual earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating appropriate present value techniques. These techniques utilized several unobservable inputs categorized as Level 3 inputs, including discount rates, perpetual growth rates, a market participant tax rate and estimated future cash flows.

Specifically, the income approach valuations included the following assumptions for August 31, 2013 and October 1, 2012:

	2013	2012
Discount rate	10.5 - 12.4%	12.0% - 14.3%
Perpetual growth rate	3.0% - 4.0%	4.0%
Market participant tax rate	15.0%	15.1%
Risk free rate	3.5%	2.4%
Peer company beta	0.82 - 1.30	1.19 - 1.21

Purchased Intangible Assets

During the six months ended June 30, 2013 we had a steady reduction in near-term sales forecasts for NetLogic products included in the Infrastructure and Networking reportable segment, sold into the service provider market, which caused us to review our long-term forecasts. In addition, we downwardly revised our longer-term expectations of the size of the addressable market for these products. As a result of these triggering events, we performed a detailed impairment analysis of the long-lived assets associated with these products during the three months ended June 30, 2013. Based on our analysis, we determined certain assets acquired from NetLogic were not recoverable, requiring us to reduce the associated carrying value to fair value. Specifically, we impaired $238 million of completed technology, $88 million of IPR&D and $48 million of customer relationships related to our embedded and knowledge-based processor products. We also impaired $87 million of completed technology related to our DFE processor products. For DFE, one of our smaller product lines, our customers indicated that they prefer custom solutions as opposed to standard merchant solutions. In response, we have decided to redirect our efforts by focusing on developing customized solutions and have consequently fully impaired the assets related to the acquired DFE merchant product line.

In 2013 and 2012 we recorded impairment charges of $41 million and $49 million, respectively, related to our acquisition of Provigent, Inc. included in the Infrastructure and Networking reportable segment. The primary factor contributing to the Provigent impairments was the continued reduction in revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with impaired assets over those respective years.

In 2011 we recorded impairment charges of $74 million, primarily related to our 2010 acquisition of Beceem Communications, Inc., or Beceem, included in our Mobile and Wireless reportable segment. The primary factor contributing to this impairment charge was the continued reduction in the forecasted cash flows derived from the acquired WiMAX products as wireless service providers have accelerated their adoption of Long Term Evolution (LTE) products.

In 2013, 2012 and 2011 we recorded additional impairment charges of $9 million, $38 million and $18 million related to eight acquisitions. The primary factor contributing to the other impairment charges was the reduction in the revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with the impaired assets. We also recorded an impairment charge of $3 million related to certain computer software and equipment in 2012.

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

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Cost of product revenue	$171	$198	$54
Other operating expenses	57	113	30
	$228	$311	$84

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), which is currently estimated to be expensed in 2014 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2014	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Cost of product revenue	$197	$180	$159	$137	$116	$294	$1,083
Other operating expenses	34	14	5	3	2	3	61
	$231	$194	$164	$140	$118	$297	$1,144

11.	Restructuring Costs

In September 2013 our Board of Directors approved and we initiated a global restructuring plan to reduce our expenses and better align our resources to areas of strategic focus. The plan focuses on cost reductions and operating efficiencies, including a reduction in our worldwide headcount and certain lease terminations. As part of this restructuring plan, and in connection with the closing of the Renesas Transaction, we determined that additional terminations of various Broadcom employees, as well as former Renesas employees, whose positions were expected to become redundant and additional lease terminations would be necessary. Notification to impacted employees was substantially complete on October 21, 2013 and additional employees affected by the Renesas Transaction were notified during the remainder of the year. As a result of the plan, we expect to reduce our worldwide headcount by up to 950 employees, of which 650 were terminated as of December 31, 2013.

In connection with the restructuring plan we recorded $41 million in restructuring costs, of which $40 million related to severance and other charges associated with our reduction in workforce across multiple locations and functions, and $1 million was related to the closure of one of our facilities. As part of the Renesas Transaction, Renesas Electronics Corporation is required to reimburse us up to $21 million for certain costs associated with employees terminated prior to June 30, 2014. As a result of this provision, we have recognized an indemnification asset of $12 million as of December 31, 2013, which resulted in a reduction to the restructuring charges noted above. We expect to incur up to $5 million of additional restructuring charges in connection with this plan.

Restructuring costs are primarily comprised of cash-based severance. We were substantially complete with the restructuring actions as of December 31, 2013, however, due to various complexities in our international locations, including consulting with works councils or employee representatives in certain of our European sites, some employee terminations will be finalized after December 31, 2013. We anticipate most of the expenses associated with this plan to be paid by March 31, 2014.

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

The following table summarizes activity related to our restructuring liabilities:

	Year Ended December 31,
	2013	2012
	(In millions)
Beginning balance	$1	$8
Charged to expense	41	7
Cash payments	(25)	(14)
Ending balance	$17	$1

12.	Reportable Segments, Significant Customer and Geographical Information

Reportable Segments

Broadcom has three reportable segments consistent with our target markets. Our three reportable segments are: Broadband Communications (Home), Mobile and Wireless (Hand), and Infrastructure and Networking (Infrastructure). Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the reportable segment level.

Our net revenue is generated principally from sales of integrated circuit products, the income we receive from the Qualcomm Agreement, and other licensing revenue. While we derive some revenue from other sources, that revenue is not material as it represents less than 1% of our total net revenue. Such revenue is classified under product revenue for reporting purposes. We group our net revenue consistent with our three target markets which comprise our reportable segments, as discussed above.

With respect to the sales of integrated circuit products, we have approximately 550 products that are grouped into approximately 70 product lines. We have concluded that these products constitute a group of similar products within each reportable segment in each of the following respects:

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

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
			(In millions)
Year Ended December 31, 2013
Net revenue	$2,220	$3,919	$2,080	$86	$8,305
Operating income (loss)	538	365	655	(1,086)	472
Year Ended December 31, 2012
Net revenue	$2,156	$3,809	$1,855	$186	$8,006
Operating income (loss)	504	561	484	(873)	676
Year Ended December 31, 2011
Net revenue	$2,039	$3,484	$1,659	$207	$7,389
Operating income (loss)	391	572	545	(555)	953

Included in "All Other" category:	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net revenue	$86	$186	$207
Stock-based compensation	$518	$543	$513
Amortization of purchased intangible assets	228	311	84
Amortization of acquired inventory valuation step-up	1	72	24
Impairments of long-lived assets	511	90	92
Settlement costs (gains)	(69)	79	(18)
Restructuring costs, net	29	7	16
Charitable contribution	25	—	25
Non recurring legal fees	—	—	25
Change in contingent earnout liability	—	—	(1)
Employer payroll tax on certain stock option exercises	6	10	8
Miscellaneous corporate allocation variances	(77)	(53)	(6)
Total other operating costs and expenses	$1,172	$1,059	$762
Total operating loss for the “All Other” category	$(1,086)	$(873)	$(555)

Significant Customer and Geographical Information

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Year Ended December 31,
	2013	2012	2011
Samsung	21.3%	17.3%	10.0%
Apple	13.3	14.6	13.1
Five largest customers as a group	48.3	46.9	42.3

Sales to Samsung and Apple were primarily related to our Mobile and Wireless reportable segment. No other customer represented more than 10% of our annual net revenue in these years.

The geographical distribution of our shipments, as a percentage of product revenue was as follows:

	Year Ended December 31,
	2013	2012	2011
China (exclusive of Hong Kong)	23.7%	29.0%	31.5%
Hong Kong	27.5	26.9	25.9
Singapore, Taiwan, Thailand and Japan	34.5	31.1	27.3
United States	3.6	3.6	3.5
Europe	1.4	1.0	1.6
Other	9.3	8.4	10.2
	100.0%	100.0%	100.0%

We do not own or operate a fabrication facility. Four independent third-party foundries located in Asia manufacture a majority of our semiconductor devices in current production, including one foundry that accounts for approximately half of our production. Any sudden demand for an increased amount of semiconductor devices or sudden reduction or elimination of any existing source or sources of semiconductor devices could result in a material delay in the shipment of our products. In addition, substantially all of our products are assembled and tested by five different independent third-party subcontractors in Asia, including one subcontractor that accounts for approximately a third of our production. We do not have long-term agreements with any of these suppliers. Any problems associated with the fabrication facilities or the delivery, quality or cost of our products could have a material adverse effect on our business, results of operations and financial condition.

We have an international distribution center that includes engineering design and administrative facilities in Singapore as well as engineering design facilities in Belgium, Canada, China, Denmark, France, Greece, India, Israel, Japan, Korea, the Netherlands, Taiwan and the United Kingdom. At December 31, 2013, $183 million, or approximately 27.8%, of our tangible long-lived assets were located outside the United States.

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

	Total Net Revenue	Gross Profit	Net Income (Loss)		Diluted Net Income (Loss) Per Share
	(In millions, except per share data)
Year Ended December 31, 2013
Fourth Quarter	$2,064	$1,038	$168	(1)	$0.29
Third Quarter	2,146	1,102	316	(2)	0.55
Second Quarter	2,090	1,060	(251)	(3)	(0.43)
First Quarter	2,005	1,017	191		0.33
Year Ended December 31, 2012
Fourth Quarter	$2,080	$1,055	$251		$0.43
Third Quarter	2,128	1,065	220	(4)	0.38
Second Quarter	1,971	950	160		0.28
First Quarter	1,827	909	88	(5)	0.15

(1)	Includes restructuring costs of $17 million.

(2)	Includes settlement gains of $75 million, a charitable contribution of $25 million and restructuring costs of $12 million.

(3)	Includes impairment of long-lived assets of $501 million.

(4)	Includes impairment of long-lived assets of $48 million.

(5)	Includes settlement costs of $86 million and impairment of long-lived assets charges of $28 million.

14.	Subsequent Events
In January 2013 our Board of Directors adopted an amendment to our existing dividend policy pursuant to which we intend to increase the quarterly cash dividend by 9% to $0.12 per share ($0.48 per share on an annual basis) and declared a quarterly cash dividend of $0.12 per share payable to holders of our common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/s/ SCOTT A. MCGREGOR
Scott A. McGregor
President and Chief Executive Officer

Date: January 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SCOTT A. MCGREGOR	President and Chief Executive Officer and	January 30, 2014
Scott A. McGregor	Director (Principal Executive Officer)

/s/ HENRY SAMUELI	Chairman of the Board and Chief Technical Officer	January 30, 2014
Henry Samueli, Ph.D.

/s/ ERIC K. BRANDT	Executive Vice President and Chief Financial	January 30, 2014
Eric K. Brandt	Officer (Principal Financial Officer)

/s/ ROBERT L. TIRVA	Senior Vice President and Corporate Controller	January 30, 2014
Robert L. Tirva	(Principal Accounting Officer)

/s/ ROBERT J. FINOCCHIO, JR.	Director	January 30, 2014
Robert J. Finocchio, Jr.

/s/ NANCY H. HANDEL	Director	January 30, 2014
Nancy H. Handel

/s/ EDDY W. HARTENSTEIN	Director	January 30, 2014
Eddy W. Hartenstein

/s/ MARIA M. KLAWE	Director	January 30, 2014
Maria M. Klawe, Ph.D.

/s/ JOHN E. MAJOR	Lead Independent Director	January 30, 2014
John E. Major

/s/ WILLIAM T. MORROW	Director	January 30, 2014
William T. Morrow

/s/ ROBERT E. SWITZ	Director	January 30, 2014
Robert E. Switz

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
BROADCOM CORPORATION

	Balance at	Charged	Charged to		Balance at
	Beginning of	to Costs and	Other		End of
Description	Year	Expenses	Accounts	Deductions	Year
	(In millions)
Year ended December 31, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$8	$—	$—	$—	$8
Sales returns	12	48	—	(53)	7
Restructuring liabilities	1	41	—	(25)	17
Total	$21	$89	$—	$(78)	$32
Year ended December 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$9	$—	$—	$(1)	$8
Sales returns	10	31	—	(29)	12
Restructuring liabilities	8	7	—	(14)	1
Total	$27	$38	$—	$(44)	$21
Year ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$9	$—	$—	$—	$9
Sales returns	14	37	—	(41)	10
Restructuring liabilities	—	16	—	(8)	8
Total	$23	$53	$—	$(49)	$27

S-1

EXHIBIT INDEX

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1	Agreement and plan of Merger, dated as of September 11, 2011, by and among Broadcom, NetLogic Microsystems and I&N Acquisition Corp.	8-K	000- 23993	2.1	9/12/2011
3.1	Second Amended and Restated Articles of Incorporation filed with the California Secretary of State on June 8, 2006	8-K	000- 23993	3.1	8/10/2006
3.2	Amended and Restated Bylaws, as amended through August 16, 2012	8-K	000- 23993	3.1	8/16/2012
4.1	Indenture, dated November 1, 2010, between the registrant and Wilmington Trust FSB	8-K	000- 23993	4.1	11/1/2010
4.2	Supplemental Indenture, dated November 1, 2010, between the registrant and Wilmington Trust FSB, including the form of Broadcom’s 2.375% Senior Notes due 2015	8-K	000- 23993	4.2	11/1/2010
4.3	Second Supplemental Indenture, dated November 9, 2011, between the registrant and Wilmington Trust, National Association, including the form of Broadcom’s 2.700% Senior Notes due 2018	8-K	000- 23993	4.1	11/9/2011
4.4	Third Supplemental Indenture, dated August 16, 2012, between Broadcom and Wilmington Trust, National Association, including the forms of Broadcom's 2.500% Senior Notes due 2022	8-K	000- 23993	4.1	8/16/2012
10.1*	Performance Bonus Plan (as amended and restated March 5, 2010)	8-K	000- 23993	99.1	3/9/2010
10.2*	Fourth Amendment dated August 9, 2010 to Letter Agreement between the registrant and Scott A. McGregor	10-Q	000- 23993	10.1	10/26/2010
10.3*	Third Amendment dated August 9, 2010 to Letter Agreement between the registrant and Eric K. Brandt	10-Q	000- 23993	10.2	10/26/2010
10.4*	Form of Revised Letter Agreement for Change in Control Severance Benefit Program dated August 9, 2010 between the registrant and Thomas F. Lagatta; and each of the following executive officers: Arthur Chong, Neil Kim, Daniel A. Marotta, Robert A. Rango, and Terri L. Timberman;	10-Q	000- 23993	10.5	10/26/2010
10.5*	Revised Letter Agreement for Change in Control Severance Benefit Program dated August 9, 2010 between the registrant and Robert L. Tirva	10-Q	000- 23993	10.6	10/26/2010

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.6*	Amendment dated August 9, 2010 to Letter Agreement for Change in Control Severance Benefit Program between the registrant and Rajiv Ramaswami	10-Q	000- 23993	10.4	10/26/2010
10.7*	Agreement for Change in Control Severance Benefit Program dated April 1, 2013 between the registrant and Michael E. Hurlston	10-Q	000- 23993	10.1	4/23/2013
10.8*	Severance Benefit Plan for Vice Presidents and Above and Summary Plan Description effective June 1, 2010 (Amended December 16, 2011)	10-K	000- 23993	10.7	1/31/2013
10.9*	1998 Stock Incentive Plan, as amended and restated November 11, 2010	10-K	000- 23993	10.14	2/2/2011
10.10*	1998 Stock Incentive Plan form of Notice of Grant of Stock Option for executive officers	10-K	000- 23993	10.17	2/4/2009
10.11*	1998 Stock Incentive Plan form of Stock Option Agreement for executive officers	10-K	000- 23993	10.21	2/4/2009
10.12*	1998 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors (under prior Director Automatic Grant Program)	10-Q	000- 23993	10.2	11/9/2004
10.13*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Scott A. McGregor	10-K	000- 23993	10.18	2/2/2011
10.14*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers other than Scott A. McGregor	10-K	000- 23993	10.19	2/2/2011
10.15*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers (for RSUs governed by the Special RSU Program)	10-K	000- 23993	10.20	2/2/2011
10.16*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Award)	10-K	000- 23993	10.29	2/4/2009
10.17*	1998 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Pro-rated Awards)	10-K	000- 23993	10.30	2/4/2009
10.18*	1998 Stock Incentive Plan form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Initial Awards under prior Director Automatic Grant Program)	10-Q	000- 23993	10.3	5/4/2005
10.19*	2012 Stock Incentive Plan	S-8	333- 186334	99.1	1/31/2013

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.20*	2012 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Scott A. McGregor					X
10.21*	2012 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers other than Scott A. McGregor					X
10.22*	2012 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for executive officers (for RSUs governed by the special RSU program (3 year cliff vesting))					X
10.23*	2012 Stock Incentive Plan form of Notice of Grant of Stock Option and form of Stock Option Agreement for executive officers					X
10.24*	2012 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Award)					X
10.25*	2012 Stock Incentive Plan form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Pro-rated Awards)					X
10.26*	Restricted Stock Units Incentive Award Program	8-K	000- 23993	10.1	1/20/2011
10.27*	Restricted Stock Unit Incentive Award Program — Form of Award Letter	8-K	000- 23993	10.2	1/20/2011
10.28*	Form of Indemnification Agreement for Directors, Elected Officers and certain employees or agents of the registrant	8-K	000- 23993	10.1	6/24/2008
10.29††	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and the registrant	8-K/A	000- 23993	10.1	7/23/2009
10.30	Credit Agreement, dated as of November 19, 2010, by and among the registrant, Bank of America, N.A. and the other lenders party thereto.	8-K	000- 23993	10.1	11/22/2010
10.31	First Amendment to Credit Agreement dated as of October 31, 2011 by and among the registrant, the lenders party thereto, and Bank of America, N.A.	8-K	000- 2393	10.1	11/1/2011
10.32	Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.21	3/31/2003
10.33	Amendment dated September 30, 2005 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.43	2/4/2009
10.34	Second Amendment dated October 15, 2010 to Lease Agreement dated May 18, 2000 between M-D Downtown Sunnyvale, LLC and the registrant	10-K	000- 23993	10.36	2/2/2011

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.35††	Lease Agreement dated December 29, 2004 between Irvine Commercial Property Company and the registrant	10-K	000- 23993	10.38	3/1/2005
10.36	First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 29, 2004 between Irvine Commercial Property Company LLC and the registrant	10-Q	000- 23993	10.20	10/24/2007
10.37	Fourth Amendment dated November 19, 2007 to Lease dated December 29, 2004 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.43	1/28/2008
10.38	Fifth Amendment dated February 26, 2013 to Lease dated December 29, 2004 between The Irvine Company LLC and the registrant					X
10.39	Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.44	1/28/2008
10.40	First Amendment dated November 12, 2008 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.49	2/4/2009
10.41	Second Amendment, Third Amendment, and Fourth Amendment dated July 30, 2010, September 14, 2010 and November 15, 2010, respectively, to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.42	2/2/2011
10.42	Fifth and Sixth Amendment dated April 24, 2011 and August 2, 2011, respectively to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.45	2/1/2012
10.43	Seventh Amendment dated June 28, 2012 to Lease Agreement dated October 31, 2007 between Irvine Commercial Property Company LLC and the registrant	10-K	000- 23993	10.37	1/30/2013
10.44	Eighth Amendment dated February 26, 2013 to Lease Agreement dated October 31, 2007 between The Irvine Company LLC and the registrant					X
21.1	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
*	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.
††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.