Form 10-Q
period 2014-03-31
BROADCOM CORP
filed 2014-04-24
CIK 1054374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-Q
__________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2014 the registrant had 535 million shares of Class A common stock, $0.0001 par value, and 50 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2014

Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2014 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,254	$1,657
Short-term marketable securities	679	775
Accounts receivable, net	734	795
Inventory	529	525
Prepaid expenses and other current assets	157	163
Total current assets	4,353	3,915
Property and equipment, net	617	593
Long-term marketable securities	2,008	1,939
Goodwill	3,756	3,793
Purchased intangible assets, net	1,061	1,144
Other assets	112	111
Total assets	$11,907	$11,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$580	$585
Wages and related benefits	201	243
Deferred revenue and income	41	21
Accrued liabilities	770	647
Total current liabilities	1,592	1,496
Long-term debt	1,395	1,394
Other long-term liabilities	311	234
Commitments and contingencies
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	12,548	12,475
Accumulated deficit	(3,942)	(4,107)
Accumulated other comprehensive income	3	3
Total shareholders’ equity	8,609	8,371
Total liabilities and shareholders’ equity	$11,907	$11,495

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2014	2013
	(In millions, except per share data)
Net revenue:
Product revenue	$1,984	$1,962
Income from Qualcomm Agreement	—	43
Total net revenue	1,984	2,005
Costs and expenses:
Cost of product revenue	1,004	988
Research and development	636	615
Selling, general and administrative	185	179
Amortization of purchased intangible assets	9	15
Impairments of long-lived assets	25	10
Restructuring costs, net	5	—
Settlement costs	2	—
Other gains, net	(52)	—
Total operating costs and expenses	1,814	1,807
Income from operations	170	198
Interest expense, net	(5)	(8)
Other income, net	3	3
Income before income taxes	168	193
Provision for income taxes	3	2
Net income	$165	$191
Net income per share (basic)	$0.28	$0.34
Net income per share (diluted)	$0.28	$0.33
Weighted average shares (basic)	584	570
Weighted average shares (diluted)	590	585
Dividends per share	$0.12	$0.11

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Cost of product revenue	$6	$7
Research and development	84	99
Selling, general and administrative	30	34

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Net income	$165	$191
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2014 and 2013	(1)	2
Unrealized gains on marketable securities, net of $0 tax in 2014 and 2013	1	1
Other comprehensive income	—	3
Comprehensive income	$165	$194

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Operating activities
Net income	$165	$191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52	39
Stock-based compensation expense	120	140
Acquisition-related items:
Amortization of purchased intangible assets	59	58
Impairments of long-lived assets	25	10
Gain on sale of assets and other	(49)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	61	(11)
Inventory	(5)	4
Prepaid expenses and other assets	4	(34)
Accounts payable	(8)	109
Deferred revenue	115	(2)
Other accrued and long-term liabilities	67	(116)
Net cash provided by operating activities	606	388
Investing activities
Net purchases of property and equipment	(78)	(41)
Proceeds from sale of certain assets and other	90	—
Purchases of marketable securities	(477)	(619)
Proceeds from sales and maturities of marketable securities	503	539
Net cash provided by (used in) investing activities	38	(121)
Financing activities
Repurchases of Class A common stock	—	(107)
Dividends paid	(70)	(63)
Proceeds from issuance of common stock	54	68
Minimum tax withholding paid on behalf of employees for restricted stock units	(31)	(40)
Net cash used in financing activities	(47)	(142)
Increase in cash and cash equivalents	597	125
Cash and cash equivalents at beginning of period	1,657	1,617
Cash and cash equivalents at end of period	$2,254	$1,742

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

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in our 2013 Annual Report on Form 10-K filed with the SEC on January 30, 2014, referred to as our 2013 Annual Report.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year. Additionally, certain amounts previously reported as licensing revenue have been reclassified to product revenue to conform to the current period presentation. Such reclassifications had an impact of $8 million in the three months ended March 31, 2013, but did not affect total net revenue, net income, shareholders' equity or cash flows.

For a complete summary of our significant accounting policies, please refer to Note 1, “Summary of Significant Accounting Policies,” in Part IV, Item 15 of our 2013 Annual Report. There have been no material changes to our significant accounting policies during the three months ended March 31, 2014.

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

2.	Supplemental Financial Information

The following tables present details of our condensed consolidated financial statements:

Inventory

	March 31, 2014	December 31, 2013
	(In millions)
Work in process	$247	$202
Finished goods	282	323
	$529	$525

Accrued Liabilities

	March 31, 2014	December 31, 2013
	(In millions)
Accrued rebates	$516	$409
Accrued royalties	14	15
Accrued settlement charges	71	66
Accrued legal costs	17	15
Accrued taxes	24	20
Warranty reserve	19	19
Restructuring liabilities	11	17
Other	98	86
	$770	$647

Other Long-Term Liabilities

	March 31, 2014	December 31, 2013
	(In millions)
Deferred rent	$43	$46
Accrued taxes	71	72
Deferred tax liabilities	29	35
Accrued settlement charges	21	25
Deferred revenue	128	33
Other long-term liabilities	19	23
	$311	$234

The following tables summarize the activity related to accrued rebates and restructuring charges:

Accrued Rebate Activity

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Beginning balance	$409	$383
Charged as a reduction of revenue	187	161
Reversal of unclaimed rebates	(6)	(6)
Payments	(74)	(219)
Ending balance	$516	$319

Restructuring Costs

Three Months Ended
March 31, 2014
(In millions)
Beginning balance	$17
Charged to expense	5
Cash payments	(11)
Ending balance	$11

Income from the Qualcomm Agreement

For a discussion of income from our April 2009 agreement with Qualcomm Incorporated, or the Qualcomm Agreement, please refer to Note 1, “Summary of Significant Accounting Policies,” in Part IV, Item 15 of our 2013 Annual Report. The
income from the Qualcomm Agreement terminated in April 2013.

Other Gains, Net

In March 2014 we sold certain Ethernet controller-related assets and provided non-exclusive licenses to intellectual property, including a non-exclusive patent license, to QLogic Corporation for a total of $209 million, referred to as the QLogic Transaction. The transaction was accounted for as a multiple element arrangement, which primarily included (i) the sale of certain assets (constituting a business for accounting purposes), (ii) the licensing of certain intellectual property and (iii) a long-term supply agreement. In connection with the transaction, we recorded a gain on the sale of assets of $48 million (net of a goodwill adjustment of $37 million) and deferred revenue of $120 million. The revenue related to the license agreement ($76 million) and the supply agreement ($44 million), will be amortized over approximately seven years. The operating gain was recorded in "Other gains, net" included in our unaudited condensed consolidated statements of income for the three months ended March 31, 2014.

In determining the fair value of the license agreement we used the relief from royalty income approach, as well as a market approach utilizing another transaction that we had previously entered into for the same intellectual property, adjusted for changes in the market and other assumptions since that transaction.  The supply agreement was valued utilizing the cost savings income approach. The relief from royalty income and cost saving income approaches employ significant unobservable inputs categorized as Level 3 inputs. The key unobservable inputs utilized include discount rates of approximately 13% to 15%, a market participant tax rate of 17%, and estimated level of future volumes and pricing based on current product and market data.

The adjustment to goodwill due to the QLogic Transaction was calculated by determining the value of the business sold in relation to the value of the Infrastructure and Networking reportable segment.  The value of the business sold was determined utilizing the residual method.

Computation of Net Income Per Share

Net income per share (basic) is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Net income per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of stock options, stock purchase rights and restricted stock units calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our Class A common stock results in a greater dilutive effect from outstanding stock options, stock purchase rights and restricted stock units. Additionally, the exercise of employee stock options and stock purchase rights and the vesting of restricted stock units results in a further dilutive effect on net income per share.

The following table presents the computation of net income per share:

	Three Months Ended
	March 31,
	2014	2013
	(In millions, except per share data)
Numerator: Net income	$165	$191
Denominator for net income per share (basic)	584	570
Effect of dilutive securities:
Stock awards	6	15
Denominator for net income per share (diluted)	590	585
Net income per share (basic)	$0.28	$0.34
Net income per share (diluted)	$0.28	$0.33

Net income per share (diluted) does not include the effect of anti-dilutive potential common shares resulting from outstanding equity awards. There were 35 million and 21 million anti-dilutive potential common shares in the three months ended March 31, 2014 and 2013, respectively.

Supplemental Cash Flow Information

In the three months ended March 31, 2014, we paid $29 million for capital equipment that was accrued as of December 31, 2013 and had billings of $30 million for capital equipment that were accrued but not yet paid as of March 31, 2014.

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

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and marketable securities’ costs, gross unrealized gains, gross unrealized losses and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities:

	March 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$537	$—	$—	$537	$537	$—	$—
Level 1:
Bank and time deposits	1,063	—	—	1,063	1,063	—	—
Money market funds	463	—	—	463	463	—	—
U.S. treasury and agency obligations	1,086	1	—	1,087	5	169	913
Subtotal	2,612	1	—	2,613	1,531	169	913
Level 2:
Commercial paper	188	—	—	188	166	22	—
Corporate bonds	1,566	3	—	1,569	20	485	1,064
Asset-backed securities and other	34	—	—	34	—	3	31
Subtotal	1,788	3	—	1,791	186	510	1,095
Level 3:
None	—	—	—	—	—	—	—
Total	$4,937	$4	$—	$4,941	$2,254	$679	$2,008

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$307	$—	$—	$307	$307	$—	$—
Level 1:
Bank and time deposits	474	—	—	474	474	—	—
Money market funds	277	—	—	277	277	—	—
U.S. treasury and agency obligations	1,005	1	—	1,006	—	205	801
Subtotal	1,756	1	—	1,757	751	205	801
Level 2:
Commercial paper	690	—	—	690	599	91	—
Corporate bonds	1,591	3	(1)	1,593	—	477	1,116
Asset-backed securities and other	24	—	—	24	—	2	22
Subtotal	2,305	3	(1)	2,307	599	570	1,138
Level 3:
None	—	—	—	—	—	—	—
Total	$4,368	$4	$(1)	$4,371	$1,657	$775	$1,939

There were no transfers between Level 1, Level 2 or Level 3 securities in the three months ended March 31, 2014. All of our long-term marketable securities had maturities of between one and three years in duration at March 31, 2014. Our cash, cash equivalents and marketable securities at March 31, 2014 consisted of $2.21 billion held domestically, with the remaining balance of $2.73 billion held by our foreign subsidiaries.

At March 31, 2014 we had 92 investments with a fair value of $675 million that were in an unrealized loss position for less than twelve months. Our gross unrealized losses of less than $1 million for these investments at March 31, 2014 were due to changes in market rates. We have determined that the gross unrealized losses on these investments at March 31, 2014 are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.

Instruments Not Recorded at Fair Value on a Recurring Basis. We measure the fair value of our long-term debt carried at amortized cost quarterly for disclosure purposes. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $1.38 billion and $1.37 billion as of March 31, 2014 and December 31, 2013, respectively. The recorded values of all our accounts receivable and accounts payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis. We measure the fair value of our cost method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a business acquisition, goodwill and other long lived assets when they are held for sale or determined to be impaired, and for license and settlement agreements when they are part of a multiple element arrangement. See Notes 2 and 9 for discussion on fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

4.	Income Taxes

The following table presents details of the provision for (benefit of) income taxes and our effective tax rates:

	Three Months Ended
	March 31,
	2014	2013
	(In millions, except percentages)
Provision for income taxes	$3	$2
Effective tax rates	1.8%	1.0%

The differences between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at substantially lower rates than the federal statutory rate, and domestic tax losses recorded without tax benefits. In determining our annualized effective tax rates, the tax effects of a $48 million gain on sale of assets for the three months ended March 31, 2014, and the impairments of purchased intangible assets of $25 million and $10 million for the three months ended March 31, 2014 and 2013, respectively, were treated as discrete items. As a result, we recorded discrete tax benefits for the impairments of purchased intangible assets of $5 million and $2 million for the three months ended March 31, 2014 and 2013, respectively. We also recorded discrete tax benefits of $4 million and $2 million for the three months ended March 31, 2014 and 2013, respectively, resulting primarily from the expiration of statutes of limitations for the assessment of taxes in various foreign jurisdictions.

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $18 million and $24 million at March 31, 2014 and December 31, 2013, respectively.

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

Senior Notes

The following table presents details of our senior notes, or the Notes:

March 31, 2014
(In millions)
2.375% fixed-rate notes, due 2015	$400
2.700% fixed-rate notes, due 2018	500
2.500% fixed-rate notes, due 2022	500
$1,400
Unaccreted discount	(5)
$1,395

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

Quarterly Dividend

In January 2014 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased the quarterly cash dividend by 9% to $0.12 per share ($0.48 per share on an annual basis) payable to holders of our common stock. In the three months ended March 31, 2014 and 2013 we paid $70 million and $63 million, respectively, in dividends to holders of our Class A and Class B common stock.

Share Repurchase Programs

In February 2010 we announced that our Board of Directors had authorized an "evergreen" share repurchase program intended to offset dilution of incremental grants of stock awards associated with our stock incentive plans. The maximum number of shares of our Class A common stock that may be repurchased in any one year under this program (including under an accelerated share repurchase agreement or similar arrangement) is equal to the total number of shares issued pursuant to our equity awards in the previous year and the current year. This program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. It may also be complemented with one or more additional share repurchase programs in the future. We did not repurchase any shares in the three months ended March 31, 2014.

Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Our share repurchase programs do not obligate us to acquire any particular amount of our stock and may be suspended at any time at our discretion.

7.	Employee Benefit Plans

Combined Incentive Plan Activity

Restricted stock unit activity is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2013	24	$34.91
Restricted stock units granted	13	29.93
Restricted stock units cancelled	(1)	34.67
Restricted stock units vested	(3)	36.04
Balance at March 31, 2014	33	$32.85

Stock option activity is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
	(In millions, except per share data)
Balance at December 31, 2013	39	$30.39
Options cancelled	(1)	36.55
Options exercised	(2)	23.57
Balance at March 31, 2014	36	$30.70

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2014 through 2018 related to unvested share-based payment awards:

	2014	2015	2016	2017	2018	Total
	(In millions)
Unearned stock-based compensation	$356	$341	$219	$110	$15	$1,041

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

Intellectual Property Proceedings

In March 2013, NXP B.V. sued Nintendo, our customer, in the U.S. District Court for the District of Nevada, asserting five patents against the Wii U, a Nintendo product.  In October 2013, NXP B.V. withdrew its complaint against Nintendo and filed a new complaint against us, Case No. 2-13-cv-01883 (D. Nev.), asserting the same five patents against our near field communications (NFC) products.  We have not yet responded to the complaint.  No trial date has been set. At the request of the parties, the Court has granted a temporary stay while the parties pursue settlement discussions.

In May 2013, we sued NXP Semiconductors USA, Inc. for patent infringement in the U.S. District Court for the Central District of California, Case No. SACV13-829-MRP-MAN (C.D. Cal.).  The complaint accuses the NXP entities of infringing five of our patents and identifies certain NXP NFC and Secure Element products as representative accused products.  No trial date has been set. At the request of the parties, the Court has granted a temporary stay while the parties pursue settlement discussions.

We and our subsidiaries are also involved in other intellectual property proceedings, claims and litigation. We will disclose the nature of any such matter if we believe it to be material. Particularly in the early stages of such proceedings, an assessment of materiality may be complicated by limited information, including, without limitation, limited information about the patents-in-suit and Broadcom products against which the patents are being asserted. Accordingly, our assessment of materiality may change in the future based upon availability of discovery and further developments in the proceedings at issue. Some of these intellectual property proceedings may involve, for example, “non-practicing entities” asserting claims addressing certain of our products. The resolution of intellectual property litigation can include, among other things, payment of damages, royalties, or other amounts, which could adversely impact our product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees may perform for us. In addition, from time to time we are approached by holders of intellectual property, including non-practicing entities, to engage in discussions about our obtaining licenses to their intellectual property. We will disclose the nature of any such discussion if we determine that (i) it is probable an intellectual property holder will assert a claim of infringement, (ii) there is a reasonable possibility the outcome (assuming assertion) will be unfavorable, and (iii) the resulting liability would be material to our financial condition or results of operations.

Other Proceedings

In September 2013 the State Administration for Industry and Commerce, a Chinese regulatory agency, commenced an informal review of our compliance with China’s antitrust laws. We fully cooperated with this review and made our last submission of information to the SAIC in October 2013.

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

9.	Goodwill and Other Purchased Intangible Assets

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	Foreign Currency	Consolidated
	(In millions)
Goodwill	$770	$1,053	$3,778	$21	$5,622
Accumulated impairment losses	—	(543)	(1,286)	—	(1,829)
Goodwill at December 31, 2013	$770	$510	$2,492	$21	$3,793
Adjustment due to sale of certain assets (Note 2)	—	—	(37)	—	(37)
Goodwill at March 31, 2014	$770	$510	$2,455	$21	$3,756

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	March 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Developed technology	$1,543	$(586)	$957	$1,492	$(539)	$953
In-process research and development	51	—	51	130	—	130
Customer relationships	232	(184)	48	232	(176)	56
Other	34	(29)	5	34	(29)	5
	$1,860	$(799)	$1,061	$1,888	$(744)	$1,144

In the three months ended March 31, 2014 we reclassified $78 million of in-process research and development, or
IPR&D costs, to developed technology primarily related to knowledge-based processors from our acquisition of NetLogic Microsystems, Inc., or NetLogic.

Impairment of Long-Lived Assets

In the three months ended March 31, 2014 we recorded impairment charges primarily for completed technology of $25 million, of which $19 million was related to our acquisition of SC Square Ltd., or SC Square, and $5 million related to the purchase of LTE-related assets from affiliates of Renesas Electronics Corporation, or the Renesas Transaction, each included in our Mobile and Wireless reportable segment. In the three months ended March 31, 2013 we recorded impairment charges primarily for IPR&D costs of $10 million, related to our acquisition of Provigent, Inc. included in our Infrastructure and Networking reportable segment. The primary factors contributing to the 2014 impairment charges were (i) for SC Square, the discontinuation of certain security solutions and (ii) for the Renesas Transaction, a reduction in revenue expectations related to an acquired legacy LTE modem product and an associated decrease to the respective estimated cash flows.

In determining the amount of the impairment charges we calculated fair values as of the impairment dates for acquired intangible assets. We used several variations of the income approach to compute the fair values, including the multiple period excess earnings, relief from royalty, and incremental cash flow methods. These methods employ significant unobservable inputs categorized as Level 3 inputs. The key unobservable inputs utilized include a discount rate of approximately 22%, a market participant tax rate of 17%, and estimated level of future cash flows based on current product and market data.

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Cost of product revenue	$50	$43
Other operating expenses	9	15
	$59	$58

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), which is currently estimated to be expensed in the remainder of 2014 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2014	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Cost of product revenue	$142	$175	$154	$133	$113	$291	$1,008
Other operating expenses	26	14	5	3	2	3	53
	$168	$189	$159	$136	$115	$294	$1,061

10.	Reportable Segments, Significant Customer and Geographical Information

Reportable Segments

Broadcom has three reportable segments consistent with our target markets. Our three reportable segments are: Broadband Communications (Home), Mobile and Wireless (Hand), and Infrastructure and Networking (Infrastructure). Our Chief Executive Officer, who is our chief operating decision maker, or CODM, regularly reviews financial information at the reportable segment level.

Our net revenue is generated principally from sales of integrated circuit products. While we derive some revenue from other sources, that revenue is not material as it represents less than 1% of our total net revenue. Such revenue is classified under product revenue for reporting purposes. We group our net revenue consistent with our three target markets which comprise our reportable segments, as discussed above.

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

We also report an “All Other” category, which included income from the Qualcomm Agreement in prior periods, since it was principally the result of corporate efforts, and also includes operating expenses that we do not allocate to our reportable segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. Operating costs and expenses that are not allocated include stock-based compensation, amortization of purchased intangible assets, amortization of acquired inventory valuation step-up, impairment of goodwill and other long-lived assets, net settlement costs (gains), net restructuring costs, charitable contributions, non-recurring legal fees, change in contingent earnout liability, gain (loss) on sale of assets, employer payroll tax on certain stock option exercises, and other miscellaneous expenses related to corporate allocations that were either over or under the original projections at the beginning of the year. We include stock-based compensation and acquisition-related items in the “All Other” category as decisions regarding equity compensation are made at the corporate level and our CODM reviews reportable segment performance exclusive of these charges. Our CODM does not review information regarding total assets, interest income or income taxes on a segment basis. The accounting policies for segment reporting are the same as for Broadcom as a whole.

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
	(In millions)
Three Months Ended March 31, 2014
Net revenue	$559	$846	$579	$—	$1,984
Operating income (loss)	136	(32)	204	(138)	170
Three Months Ended March 31, 2013
Net revenue	$537	$995	$430	$43	$2,005
Operating income (loss)	124	123	98	(147)	198

Included In All Other Category:	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Net revenue	$—	$43
Stock-based compensation	$120	$140
Amortization of purchased intangible assets	59	58
Amortization of acquired inventory valuation step-up	—	1
Impairments of long-lived assets	25	10
Settlement costs (gains)	2	—
Restructuring costs, net	5	—
Other gains, net	(52)	—
Employer payroll tax on certain stock option exercises	1	2
Miscellaneous corporate allocation variances	(22)	(21)
Total other operating costs and expenses	$138	$190
Total operating loss for the “All Other” category	$(138)	$(147)

Significant Customer and Geographical Information

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended
	March 31,
	2014	2013
Two largest customers	30.2%	36.8%
Five largest customers as a group	45.5	51.7

The geographical distribution of our shipments, as a percentage of product revenue, was as follows:

	Three Months Ended
	March 31,
	2014	2013
China (exclusive of Hong Kong)	22.6%	21.6%
Hong Kong	27.4	24.7
Singapore, Taiwan, Thailand and Japan	34.9	40.0
United States	4.3	3.5
Europe	2.1	1.7
Other	8.7	8.5
	100.0%	100.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The information contained in this Quarterly Report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2013, referred to as our 2013 Annual Report, and presumes that readers have access to, and will have read, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The information in this Form 10-Q is also not a complete description of our business or the risks associated with an investment in our common stock. You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report and the various other disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our 2013 Annual Report and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.

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

Our solutions are used globally by leading manufacturers and are embedded in an array of communications products that are structured around three core platforms: Broadband Communications (Solutions for the Home), Mobile and Wireless (Solutions for the Hand), and Infrastructure and Networking (Solutions for Infrastructure). Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into products used in multiple platforms. We utilize independent foundries and third-party subcontractors to manufacture, assemble and test all of our semiconductor products.

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

A detailed discussion of our business may be found in our 2013 Annual Report under Part I, Item 1, “Business.”

Operating Results for the Three Months Ended March 31, 2014

In the three months ended March 31, 2014 our net income was $165 million, as compared to net income of $168 million in the three months ended December 31, 2013. The decrease in profitability was primarily the result of a 3.9% sequential decline in net revenue, partially offset by a gain on sale of assets (as discussed further below). In the three months ended March 31, 2013 our net income was $191 million. The decrease in profitability for that period was primarily the result of the expiration of the Qualcomm Agreement (an agreement entered into in April 2009 with Qualcomm Incorporated) and an increase in our investment in cellular baseband technologies, partially offset by the gain on a sale of assets.

Reportable Segments

The following table presents details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
	(In millions)
Three Months Ended March 31, 2014
Net revenue	$559	$846	$579	$—	$1,984
Operating income (loss)	136	(32)	204	(138)	170
Three Months Ended December 31, 2013
Net revenue	$548	$940	$576	$—	$2,064
Operating income (loss)	129	32	201	(176)	186
Three Months Ended March 31, 2013
Net revenue	$537	$995	$430	$43	$2,005
Operating income (loss)	124	123	98	(147)	198

The increase in operating income for three months ended March 31, 2014 as compared to three months ended March 31, 2013 for our Broadband Communications and Infrastructure and Networking reportable segments was driven primarily by maintaining operating expenses relatively flat, while increasing revenue by 4.1% and 34.7%, respectively. The operating loss for our Mobile and Wireless reportable segment in the three months ended March 31, 2014, as compared to prior periods presented above, resulted primarily from a broad-based decline in revenue along with a significant year-over-year increase in research and development expense in cellular baseband technologies, principally related to our LTE product roadmap. Due to the lengthy product development and sales cycle for LTE products, our ongoing investment in LTE-related technologies negatively impacted our operating results and may continue to do so until we realize significant revenue.

For additional information about our reportable segments and the “All Other” category (including revenue and expense items reported under the "All Other" category), see further discussion in Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements as well as "Net Revenue by Reportable Segments" discussion below.

Other highlights during the three months ended March 31, 2014 include the following:

•	Our cash and cash equivalents and marketable securities were $4.94 billion at March 31, 2014, compared with $4.37 billion at December 31, 2013.

•	We generated cash flow from operations of $606 million during the three months ended March 31, 2014, as compared to $388 million in the three months ended March 31, 2013.

•
In January 2014 our Board of Directors adopted an amendment to our existing dividend policy pursuant to which we increased our quarterly cash dividend by 9% to $0.12 per share ($0.48 per share on an annual basis) payable to holders of our common stock.

•
In March 2014 we sold certain Ethernet controller-related assets and provided non-exclusive licenses to intellectual property, including a non-exclusive patent license, to QLogic Corporation for a total of $209 million, referred to as the QLogic Transaction. In connection with the transaction, we recorded a gain on the sale of assets of $48 million (net of a goodwill adjustment of $37 million) and deferred revenue of $120 million.

•
In March 2014 we recorded impairment charges primarily for completed technology of $25 million related primarily to our acquisition of SC Square Ltd., or SC Square, and our purchase of LTE-related assets from affiliates of Renesas Electronics Corporation, or the Renesas Transaction.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the three months ended March 31, 2014.

Results of Operations

The following table sets forth certain Unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Net revenue:
Product revenue	100.0%	100.0%	97.9%
Income from Qualcomm Agreement	—	—	2.1
Total net revenue	100.0	100.0	100.0
Costs and expenses:
Cost of product revenue	50.6	49.7	49.3
Research and development	31.9	31.2	30.7
Selling, general and administrative	9.3	8.3	8.9
Amortization of purchased intangible assets	0.5	0.7	0.7
Impairments of long-lived assets	1.3	—	0.5
Restructuring costs, net	0.3	0.8	—
Settlement costs	0.1	0.3	—
Other gains, net	(2.6)	—	—
Total operating costs and expenses	91.4	91.0	90.1
Income from operations	8.6	9.0	9.9
Interest expense, net	(0.3)	(0.3)	(0.4)
Other income, net	0.2	0.1	0.1
Income before income taxes	8.5	8.8	9.6
Provision for income taxes	0.2	0.7	0.1
Net income	8.3%	8.1%	9.5%

The following table presents supplementary financial data as a percentage of net revenue:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Net Revenue By Reportable Segment
Broadband Communications	28.2%	26.6%	26.8%
Mobile and Wireless	42.6	45.5	49.7
Infrastructure and Networking	29.2	27.9	21.4
All Other	—	—	2.1
Gross Margin Data
Product gross margin	49.4%	50.3%	49.6%
Total gross margin	49.4	50.3	50.7
Stock-Based Compensation Expense (included in each functional line item)
Cost of product revenue	0.3%	0.3%	0.3%
Research and development	4.2	4.0	4.9
Selling, general and administrative	1.5	1.4	1.7

Net Revenue By Reportable Segments

The following table presents net revenue from each of our reportable segments:

	Three Months Ended			Quarter over Quarter		Year over Year
	March 31, 2014	December 31, 2013	March 31, 2013	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Broadband Communications	$559	$548	$537	$11	2.0%	$22	4.1%
Mobile and Wireless	846	940	995	(94)	(10.0)	(149)	(15.0)
Infrastructure and Networking	579	576	430	3	0.5	149	34.7
All Other	—	—	43	—	—	(43)	(100.0)
Total net revenue	$1,984	$2,064	$2,005	$(80)	(3.9)	$(21)	(1.0)

Broadband Communications. The increase in net revenue in the three months ended March 31, 2014, as compared to the three months ended December 31, 2013, resulted primarily from an increase in sales of our set-top box (STB) solutions of $12 million. STB growth is generally driven by global subscriber growth, the adoption of new communication features (including HEVC, transcoding and MoCA 2.0), market share gains and the roll-out of more highly integrated platforms by global service providers. The increase in net revenue in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, resulted primarily from an increase in sales of our broadband modem solutions of $21 million. Growth in sales of broadband modem solutions is generally driven by subscriber growth, and momentum in emerging areas, such as small cells.

Mobile and Wireless. The decrease in net revenue in the three months ended March 31, 2014, as compared to the three months ended December 31, 2013, resulted primarily from decreases in sales of wireless connectivity products of $43 million, other technologies incorporated primarily into handheld devices of $46 million, and our cellular SoCs of $5 million. These decreases in revenue were driven by historical softness in customer order patterns and the impact of a decelerating smartphone market, particularly in higher-end devices. The decrease in net revenue in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, resulted primarily from decreases in sales of wireless connectivity products of $71 million, other technologies incorporated primarily into handheld devices of $44 million, and of our cellular SoCs of $34 million. These decreases in revenue were driven by the trend in low-cost smartphones toward integrated platforms from single suppliers, which currently tend to not include Broadcom wireless connectivity solutions. In addition, the initial ramp of LTE SoCs has not offset the reduction in sales of 3G cellular SoCs. Sales of 3G cellular SOCs are also decreasing primarily due to intense price competition, particularly in low-end 3G platforms.

Infrastructure and Networking. The increase in net revenue for the three months ended March 31, 2014, as compared to the three months ended December 31, 2013, resulted primarily from an increase in sales of our Ethernet switches and PHYs of $3 million. The increase in net revenue for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, resulted primarily from an increase in sales of Ethernet switches and PHYs of $130 million and communication processor and wireless infrastructure of $14 million, primarily driven by stronger sales into the service provider and data center markets. Growth in Ethernet switches and PHYs is generally driven by continued build outs of packet-based networks to support the delivery of video and mobile data over the Internet, an increase in hosted services and cloud computing, and the ongoing growth in unified communications in the enterprise.

Rebates. We recorded customer rebates of $187 million, or 9.4% of net revenue, $271 million, or 13.1% of net revenue, and $161 million, or 8.0% of net revenue, in the three months ended March 31, 2014, December 31, 2013, and March 31, 2013, respectively. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of $6 million in each of the three months ended March 31, 2014, December 31, 2013 and March 31, 2013, respectively. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs.

Concentration of Net Revenue

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Two largest customers	30.2%	34.4%	36.8%
Five largest customers as a group	45.5	50.5	51.7

We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. Our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the seasonal variations in consumer products and changes in the overall economic environment. For these and other reasons, our total net revenue and results of operations for the three months ended March 31, 2014 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Total Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin

The following table presents total net revenue, cost of product revenue, product gross margin and total gross margin:

	Three Months Ended			Quarter over Quarter		Year over Year
	March 31, 2014	December 31, 2013	March 31, 2013	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Product revenue	$1,984	$2,064	$1,962	$(80)	(3.9)%	$22	1.1%
Income from Qualcomm Agreement	—	—	43	—	—	(43)	(100.0)
Total net revenue	$1,984	$2,064	$2,005	$(80)	(3.9)	$(21)	(1.0)
Cost of product revenue	$1,004	$1,026	$988	$(22)	(2.1)	$16	1.6
Product gross margin	49.4%	50.3%	49.6%
Total gross margin	49.4%	50.3%	50.7%

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

Product gross margin decreased to 49.4% in the three months ended March 31, 2014 as compared to 50.3% in the three months ended December 31, 2013. The decrease in gross margin resulted from an increase in amortization of purchased intangible assets of $8 million for newly completed technology related to our acquisition of NetLogic Microsystems, Inc. in 2012, as well as the Renesas Transaction in 2013.

Product gross margin includes $10 million, $9 million and $8 million of licensing revenue related to our intellectual property in the three months ended March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Product gross margin also includes $2 million, $6 million and $7 million of licensing costs related to NPEs in the three months ended March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Our product and total gross margin may also be impacted by, among other items, additional stock-based compensation expense, as discussed below, and the amortization of purchased intangible assets related to future acquisitions.

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

The following table presents details of research and development expense:

	Three Months Ended			Quarter over Quarter		Year over Year
	March 31, 2014	December 31, 2013	March 31, 2013	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$372	$368	$348	$4	1.1%	$24	6.9%
Stock-based compensation	84	83	99	1	1.2	(15)	(15.2)
Development and design costs	88	97	93	(9)	(9.3)	(5)	(5.4)
Other	92	95	75	(3)	(3.2)	17	22.7
Research and development	$636	$643	$615	$(7)	(1.1)%	$21	3.4%

The increase in salaries and benefits for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily attributable to an increase in headcount of approximately 750 personnel, mostly due to the Renesas Transaction, offset by our restructuring in late 2013, bringing research and development headcount to approximately 9,600 at March 31, 2014. This represents an 8.5% increase from March 31, 2013. Salaries and benefits also increased as a result of an increase in cash compensation levels in connection with our annual merit review program. See below for a discussion of stock-based compensation. Development and design costs vary from period to period depending on the timing of development and tape-out of various products. Tape-out costs generally increase over time as we transition to smaller geometry process technologies. The increase in the Other line item from the three months ended March 31, 2013 is primarily attributable to an increase in depreciation expenses related to the Renesas Transaction.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. Factors that may impact research and development costs include the diversification of the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies, including acquisitions. For the three months ended March 31, 2014, approximately 45% and 35% of our products were manufactured in 40 nanometers and 65 nanometers, respectively. We are designing most new products in 40 nanometers and 28 nanometers, and are beginning to develop products leveraging FinFET technologies. We currently hold more than 9,300 U.S. and more than 4,000 foreign patents and have more than 8,050 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The following table presents details of selling, general and administrative expense:

	Three Months Ended			Quarter over Quarter		Year over Year
	March 31, 2014	December 31, 2013	March 31, 2013	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$91	$84	$88	$7	8.3%	$3	3.4%
Stock-based compensation	30	28	34	2	7.1	(4)	(11.8)
Legal and accounting fees	21	24	23	(3)	(12.5)	(2)	(8.7)
Other	43	36	34	7	19.4	9	26.5
Selling, general and administrative	$185	$172	$179	$13	7.6%	$6	3.4%

The increase in salaries and benefits in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was attributable to an increase in headcount of approximately 100 personnel, mostly due to the Renesas Transaction, bringing selling, general and administrative headcount to approximately 2,050 at March 31, 2014. This represents a 5.1% increase from March 31, 2013. Salaries and benefits also increased as a result of an increase in cash compensation levels in connection with our annual merit review program. See below for a discussion of stock-based compensation. The increases in the Other line item was primarily attributable to an increase in facilities expenses.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended			Quarter over Quarter		Year over Year
	March 31, 2014	December 31, 2013	March 31, 2013	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$6	$6	$7	$—	—%	$(1)	(14.3)%
Research and development	84	83	99	1	1.2	(15)	(15.2)
Selling, general and administrative	30	28	34	2	7.1	(4)	(11.8)
	$120	$117	$140	$3	2.6%	$(20)	(14.3)%

The decrease in stock-based compensation in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily attributable to certain assumed equity awards becoming fully vested during 2013. In the three months ended March 31, 2014, we granted equity awards with a fair value of $386 million, primarily related to our regular annual equity compensation review program, which will be expensed over the next four years.

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2014 and through 2018 related to unvested share-based payment awards:

	2014	2015	2016	2017	2018	Total
	(In millions)
Unearned stock-based compensation	$356	$341	$219	$110	$15	$1,041

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

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended			Quarter over Quarter		Year over Year
	March 31, 2014	December 31, 2013	March 31, 2013	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$50	$42	$43	$8	19.0%	$7	16.3%
Other operating expenses	9	14	15	(5)	(35.7)	(6)	(40.0)
	$59	$56	$58	$3	5.4%	$1	1.7%

The amortization of purchased intangible assets reflects the pattern in which the economic benefits of the intangible assets were consumed or otherwise used.

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), currently estimated to be expensed in the remainder of 2014 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2014	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Cost of product revenue	$142	$175	$154	$133	$113	$291	$1,008
Other operating expenses	26	14	5	3	2	3	53
	$168	$189	$159	$136	$115	$294	$1,061

Impairment of Goodwill and Other Long-Lived Assets

In the three months ended March 31, 2014 we recorded impairment charges primarily for completed technology of $25 million, of which $19 million was related to our acquisition of SC Square and $5 million related to the Renesas Transaction, each included in our Mobile and Wireless reportable segment. In the three months ended March 31, 2013 we recorded impairment charges primarily for IPR&D costs of $10 million, related to our acquisition of Provigent, Inc. included in our Infrastructure and Networking reportable segment. The primary factors contributing to the 2014 impairment charges were (i) for SC Square, the discontinuation of certain security solutions and (ii) for the Renesas Transaction, a reduction in revenue expectations related to an acquired legacy LTE modem product and an associated decrease to the respective estimated cash flows.

Other Gains, Net

In March 2014 we sold certain Ethernet controller-related assets and provided non-exclusive licenses to intellectual property, including a non-exclusive patent license, to QLogic Corporation for a total of $209 million, referred to as the QLogic Transaction. The transaction was accounted for as a multiple element arrangement, which primarily included (i) the sale of certain assets (constituting a business for accounting purposes), (ii) the licensing of certain intellectual property and (iii) a long-term supply agreement. In connection with the transaction, we recorded a gain on the sale of assets of $48 million (net of a goodwill adjustment of $37 million) and deferred revenue of $120 million. The revenue related to the license agreements ($76 million) and the supply agreement ($44 million), will be amortized over approximately seven years. The operating gain was recorded in "Other gains, net" included in our Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2014.

Provision for Income Taxes

The following tables present details of the provision for income taxes and our effective tax rates:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(In millions, except percentages)
Provision for income taxes	$3	$13	$2
Effective tax rates	1.8%	7.2%	1.0%

The differences between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at substantially lower rates than the federal statutory rate, and domestic tax losses recorded without tax benefits. In determining our annualized effective tax rates, the tax effects of a $48 million gain on sale of assets for the three months ended March 31, 2014, and the impairments of purchased intangible assets of $25 million and $10 million for the three months ended March 31, 2014 and 2013, respectively, were treated as discrete items. As a result, we recorded discrete tax benefits for the impairments of purchased intangible assets of $5 million and $2 million for the three months ended March 31, 2014 and 2013, respectively. We also recorded discrete tax benefits of $4 million and $2 million for the three months ended March 31, 2014 and 2013, respectively, resulting primarily from the expiration of statutes of limitations for the assessment of taxes in various foreign jurisdictions.

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $18 million and $24 million at March 31, 2014 and December 31, 2013, respectively.

Our income tax returns for the 2007, 2008 and 2009 tax years are currently under examination by the Internal Revenue Service.  We do not believe the audit will have a material impact on our financial position, operating results, or cash flows.  However, our deferred tax assets could be reduced, with a corresponding reduction in the valuation allowance related to such deferred tax assets.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.

The following table presents working capital, cash and cash equivalents, and marketable securities:

	March 31, 2014	December 31, 2013	$ Change
	(In millions)
Working capital	$2,761	$2,419	$342

Cash and cash equivalents	$2,254	$1,657	597
Short-term marketable securities	679	775	(96)
Long-term marketable securities	2,008	1,939	69
Total cash and cash equivalents and marketable securities	$4,941	$4,371	$570

See discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in the Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Net cash provided by operating activities	$606	$388
Net cash provided by (used in) investing activities	38	(121)
Net cash used in financing activities	(47)	(142)
Increase in cash and cash equivalents	597	125
Cash and cash equivalents at beginning of period	1,657	1,617
Cash and cash equivalents at end of period	$2,254	$1,742

Operating Activities

In the three months ended March 31, 2014 our operating activities provided $606 million in cash. This was primarily the result of net income of $165 million, net non-cash operating expenses of $207 million, and changes in operating assets and liabilities of $234 million. The changes in operating assets and liabilities were primarily driven by a decrease in accounts receivables and an increase in accrued rebates, as well as an increase in deferred revenue recorded in connection with the QLogic Transaction. In the three months ended March 31, 2013 our operating activities provided $388 million in cash. This was primarily the result of net income of $191 million and net non-cash operating expenses of $247 million, offset in part by changes in operating assets and liabilities of $50 million.

Our days sales outstanding decreased from 35 days at December 31, 2013 to 34 days at March 31, 2014. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Additionally, accounts receivable could increase due to fluctuations in concentrations of revenue with customers under rebate programs, which may result in higher levels of accounts receivables and accrued rebates on our balance sheet. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

Our inventory days on hand increased from 47 days at December 31, 2013 to 48 days at March 31, 2014. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing Activities

Investing activities provided $38 million in cash in the three months ended March 31, 2014, which was primarily the result of $90 million from the QLogic Transaction and $26 million in net proceeds of marketable securities, offset in part by $78 million of capital equipment purchases to support our research and development efforts. Investing activities used $121 million in cash in the three months ended March 31, 2013, which was primarily the result of $41 million of capital equipment purchases to support our research and development efforts and $80 million in net purchases of marketable securities.

Financing Activities

Our financing activities used $47 million in cash in the three months ended March 31, 2014, which was primarily the result of dividend payments of $70 million and $31 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, or RSUs, offset in part by $54 million in proceeds received from issuances of common stock upon the exercise of stock options. Our financing activities used $142 million in cash in the three months ended March 31, 2013, which was primarily the result of $107 million in repurchases of our Class A common stock, dividend payments of $63 million, and $40 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to RSUs, offset in part by $68 million in proceeds received from issuances of common stock upon the exercise of stock options.

The timing and number of stock option exercises and employee stock purchases and the amount of cash proceeds we receive from these equity awards are not within our control. As it is now our general practice to issue RSUs instead of stock options we will likely not generate as much cash from the exercise of stock options as we have in the past. Unlike the exercise of stock options, the issuance of shares upon vesting of RSUs does not result in any cash proceeds to Broadcom and in fact requires the use of cash, as we currently allow employees to have a portion of the shares issued upon vesting of RSUs withheld to satisfy minimum statutory withholding taxes. This withholding procedure requires that we pay cash to the appropriate tax authorities on each participating employee's behalf.

Short and Long-Term Financing Arrangements

At March 31, 2014, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

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

The credit facility contains customary representations, warranties and covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We were in compliance with all credit facility debt covenants as of March 31, 2014.

Senior Notes

The following table summarizes details of our senior unsecured notes, or Notes:

March 31, 2014
(In millions)
2.375% fixed-rate notes, due 2015	$400
2.700% fixed-rate notes, due 2018	500
2.500% fixed-rate notes, due 2022	500
$1,400
Unaccreted discount	(5)
$1,395

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

Other Notes and Borrowings

We had no other significant notes or borrowings as of March 31, 2014.

Commitments and Other Contractual Obligations

There have been no material changes in the three months ended March 31, 2014 to the amounts presented in the table under the "Commitments and Other Contractual Obligations" section in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operation" of our 2013 Annual Report.

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

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S. and expect domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as acquisitions, quarterly dividends, share buy-backs and repayment of debt. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. If we were to repatriate our foreign earnings, which are indefinitely reinvested, it would not result in a significant tax liability because the amounts would be offset by our remaining net operating loss and tax credit carryforwards. As of March 31, 2014 we have approximately $2.73 billion of cash, cash equivalents, and marketable securities held by our foreign subsidiaries.

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

Off-Balance Sheet Arrangements

At March 31, 2014 we had no material off-balance sheet arrangements, other than our facility operating leases.

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

To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 31, 2014, a 100 basis point increase in interest rates across all maturities would result in a $29 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analysis performed as of March 31, 2014 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2014, the end of the period covered by this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Report and in our other filings with the SEC, including our 2013 Annual Report and subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our Class A common stock will likely decline, and you may lose all or part of your investment.

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

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers represented 45.5%, and 51.7% of our total net revenue in the three months ended March 31, 2014 and 2013, respectively. Sales to two significant customers represented 30.2% and 36.8% of our total net revenue in the three months ended March 31, 2014 and 2013, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The loss of any significant customer could materially and adversely affect our financial condition and results of operations. Also, as our significant customers become larger relative to our business and the industry, they may be able to leverage pricing pressure through the supply chain, vertical integration or other avenues, thereby adversely affecting our gross margins.

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

Additionally, in markets where we have a strong presence, our future growth will not necessarily be dependent on or correlate to our technical or design win success, but rather, may be dependent on (and may be constrained by) the growth rate of the overall market for the end product devices.

The loss of a key customer or design win, a reduction in sales to any key customer, a significant delay or negative development in our customers’ product development plans, or our inability to attract new significant customers or secure new key design wins could seriously impact our revenue and materially and adversely affect our results of operations.

We face intense competition.

The semiconductor industry and the wired and wireless communications markets are intensely competitive. We expect competition to continue to increase as new markets develop, as industry standards become well known and as other competitors enter our business. We also expect to encounter further consolidation in the markets in which we compete.

Some of our competitors have longer operating histories and presences in key markets, greater name recognition, larger customer bases, and significantly greater financial, research and development, sales and marketing, manufacturing, distribution, technical and other resources than we do, and in some cases operate their own fabrication facilities. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. We also face competition from newly established competitors, suppliers of products, and customers who choose to develop their own semiconductor solutions.

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

We expect that a high percentage of our future sales will come from sales of new products. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. The markets for some of these products are new to us and may be immature and/or unpredictable. These markets may not develop into profitable opportunities and we have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. In particular, we have made a significant investment in LTE technology, including the acquisition of the LTE related assets of Renesas Electronics Corporation. Failure to ramp LTE products could materially adversely affect our results of operations and our long term view of the viability of our mobile and wireless reportable segment. As a result, it is difficult to anticipate our future revenue streams from, or the sustainability of, our new products.

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

During other periods, our growth has placed a significant strain on our management personnel, systems and resources. To respond to such periods of increased demand, we are required to expand, train, manage and motivate our workforce, and to upgrade or enhance our existing IT systems. For example, over the next twelve to eighteen months, we plan to upgrade our enterprise resource planning system. We may not be successful in implementing new systems, which could involve business disruptions, including impeding the shipment of our products. If we are unable to effectively manage expanding operations during growth periods, we may be unable to adjust our business quickly enough to meet competitive challenges or exploit potential market opportunities.

Any of these circumstances could materially and adversely affect our current or future business.

We are exposed to risks associated with our international operations.

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to international destinations, primarily in Asia, represented 95.7% and 96.5% of our product revenue in the three months ended March 31, 2014 and 2013, respectively. Substantially all of our products are shipped through our logistical facilities in Singapore. An increasing portion of our product sales is made through international distributors, which increases our exposure to the risks described below. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our international business activities and to open other design and operational centers abroad.

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

Our stock price is highly volatile.

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2010 through March 31, 2014 our Class A common stock has traded at prices as low as $23.25 and as high as $47.39 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

In addition, the market prices of securities of semiconductor and other technology companies have been and remain volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our Class A common stock will likely decline. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, we, and other companies that have experienced volatility in the market price of their securities, have been the subject of securities class action litigation.

Due to the nature of our compensation programs, most of our executive officers sell shares of our common stock periodically, often pursuant to trading plans established under Rule 10b5-1 of the Exchange Act. As a result, sales of shares by our executive officers may not be indicative of their respective opinions of Broadcom’s performance at the time of sale or of our potential future performance. Nonetheless, the market price of our stock may be affected by sales of shares by our executive officers.

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

We experience cyber attacks of varying degrees on a regular basis, and as a result, unauthorized parties have obtained, and may in the future obtain, access to our computer systems and networks. Such cyber attacks could result in the misappropriation of our proprietary information and technology or interrupt our business. The reliability and security of our information technology infrastructure and software and our ability to expand and continually update technologies in response to our changing needs is critical to our business. To the extent that any disruptions or security breaches result in significant loss or damage to our data, or inappropriate disclosure of significant proprietary information, it could cause damage to our reputation and affect our relationships with our customers and ultimately harm our business.

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

Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. For instance, the SEC adopted new disclosure requirements in 2012 relating to the sourcing of certain minerals from the Democratic Republic of Congo and adjoining countries. Those rules, which could require reporting in mid 2014, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

Our co-founders and their affiliates may strongly influence the outcome of matters that require the approval of our shareholders.

As of March 31, 2014 our co-founders, directors, executive officers and their respective affiliates beneficially owned 9.6% of our outstanding common stock and held 48.4% of the total voting power held by our shareholders. As a result, the voting power of these shareholders may strongly influence the outcome of matters that require the approval of our shareholders, including the election of our Board of Directors and certain significant corporate transactions. In particular, as of March 31, 2014 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 8.5% of our outstanding common stock and held 48.0% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we may not be able to engage in certain transactions, and our shareholders may not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. In addition, repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

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

In January 2010, our Board of Directors adopted a dividend policy pursuant to which Broadcom would pay quarterly dividends on our common stock. In January 2011, 2012 and 2013 and again in 2014 our Board of Directors increased the quarterly dividend payment. We intend to continue to pay such dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our shareholders and are in compliance with all laws and agreements of Broadcom applicable to the declaration and payment of cash dividends.

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

In the three months ended March 31, 2014 we issued less than 100 shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

In February 2010, we announced that our Board of Directors had authorized an evergreen share repurchase program intended to offset dilution associated with our stock incentive plans. The maximum number of shares of our Class A common stock that may be repurchased in any one year under this program (including under an accelerated share repurchase or similar arrangement) is equal to the total number of shares issued pursuant to our equity awards in the previous year and the current year. This program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. The program may be complemented by one or more additional share repurchase programs in the future. We did not repurchase any shares under this program in the three months ended March 31, 2014.

Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act. Our share repurchase programs do not obligate us to acquire any particular amount of our stock and may be suspended at any time at our discretion.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description

10.1*	2012 Stock Incentive Plan, as amended and rested February 13, 2014

10.2*	Restricted Stock Units Incentive Award Program, as amended and restated February 20, 2014

10.3*	Restricted Stock Units Incentive Award Program, Form of Award Letter

31.1	Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

April 24, 2014