Form 10-Q
period 2014-06-30
BROADCOM CORP
filed 2014-07-22
CIK 1054374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-Q
__________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014 the registrant had 541 million shares of Class A common stock, $0.0001 par value, and 50 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2014 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,364	$1,657
Short-term marketable securities	769	775
Accounts receivable, net	796	795
Inventory	614	525
Prepaid expenses and other current assets	159	163
Total current assets	4,702	3,915
Property and equipment, net	540	593
Long-term marketable securities	1,892	1,939
Goodwill	3,769	3,793
Purchased intangible assets, net	972	1,144
Other assets	96	111
Total assets	$11,971	$11,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$682	$585
Wages and related benefits	215	243
Deferred revenue and income	39	21
Accrued liabilities	662	647
Total current liabilities	1,598	1,496
Long-term debt	1,395	1,394
Other long-term liabilities	305	234
Commitments and contingencies
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	12,599	12,475
Accumulated deficit	(3,943)	(4,107)
Accumulated other comprehensive income	17	3
Total shareholders’ equity	8,673	8,371
Total liabilities and shareholders’ equity	$11,971	$11,495

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions, except per share data)
Net revenue:
Product revenue	$2,041	$2,047	$4,025	$4,009
Income from Qualcomm Agreement	—	43	—	86
Total net revenue	2,041	2,090	4,025	4,095
Costs and expenses:
Cost of product revenue	1,005	1,030	2,009	2,018
Research and development	634	619	1,270	1,234
Selling, general and administrative	182	174	367	353
Amortization of purchased intangible assets	9	14	18	29
Impairments of long-lived assets	165	501	190	511
Restructuring costs, net	23	—	28	—
Settlement costs	16	—	18	—
Other gains, net	(7)	—	(59)	—
Total operating costs and expenses	2,027	2,338	3,841	4,145
Income (loss) from operations	14	(248)	184	(50)
Interest expense, net	(5)	(9)	(10)	(17)
Other income (expense), net	(8)	3	(5)	6
Income (loss) before income taxes	1	(254)	169	(61)
Provision for (benefit of) income taxes	2	(3)	5	(1)
Net income (loss)	$(1)	$(251)	$164	$(60)
Net income (loss) per share (basic)	$—	$(0.43)	$0.28	$(0.10)
Net income (loss) per share (diluted)	$—	$(0.43)	$0.28	$(0.10)
Weighted average shares (basic)	587	578	585	574
Weighted average shares (diluted)	587	578	593	574
Dividends per share	$0.12	$0.11	$0.24	$0.22

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Cost of product revenue	$5	$6	$11	$13
Research and development	80	95	164	194
Selling, general and administrative	28	35	58	69

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Net income (loss)	$(1)	$(251)	$164	$(60)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2014 and 2013	14	(1)	13	1
Unrealized gains (losses) on marketable securities, net of $0 tax in 2014 and 2013	—	(6)	1	(5)
Other comprehensive income (loss)	14	(7)	14	(4)
Comprehensive income (loss)	$13	$(258)	$178	$(64)

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2014	2013
	(In millions)
Operating activities
Net income (loss)	$164	$(60)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99	78
Stock-based compensation expense	233	276
Acquisition-related items:
Amortization of purchased intangible assets	115	116
Impairments of long-lived assets	190	511
Gain on sale of assets and other	(47)	(1)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(1)	(21)
Inventory	(90)	(83)
Prepaid expenses and other assets	(4)	(27)
Accounts payable	97	92
Deferred revenue	105	(9)
Other accrued and long-term liabilities	(30)	(150)
Net cash provided by operating activities	831	722
Investing activities
Net purchases of property and equipment	(158)	(108)
Net cash paid for acquired companies	(6)	—
Proceeds from sale of certain assets and other	90	—
Purchases of marketable securities	(913)	(1,536)
Proceeds from sales and maturities of marketable securities	970	1,105
Net cash used in investing activities	(17)	(539)
Financing activities
Repurchases of Class A common stock	(191)	(217)
Dividends paid	(140)	(127)
Proceeds from issuance of common stock	283	267
Minimum tax withholding paid on behalf of employees for restricted stock units	(59)	(78)
Net cash used in financing activities	(107)	(155)
Increase in cash and cash equivalents	707	28
Cash and cash equivalents at beginning of period	1,657	1,617
Cash and cash equivalents at end of period	$2,364	$1,645

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year. Additionally, certain amounts previously reported as licensing revenue have been reclassified to product revenue to conform to the current period presentation. Such reclassifications had an impact of $12 million and $20 million in the three and six months ended June 30, 2013, respectively, but did not affect total net revenue, net income, shareholders' equity or cash flows.

For a complete summary of our significant accounting policies, please refer to Note 1, “Summary of Significant Accounting Policies,” in Part IV, Item 15 of our 2013 Annual Report. There have been no material changes to our significant accounting policies during the six months ended June 30, 2014.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total net revenue and expenses in the reporting periods. We regularly evaluate estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty obligations, inventory valuation, stock-based compensation expense, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs or reversals, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.

Recent Accounting Pronouncements

In May 2014, the Financial Accountings Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

2.	Supplemental Financial Information

The following tables present details of our condensed consolidated financial statements:

Inventory

	June 30, 2014	December 31, 2013
	(In millions)
Work in process	$267	$202
Finished goods	347	323
	$614	$525

Accrued Liabilities

	June 30, 2014	December 31, 2013
	(In millions)
Accrued rebates	$431	$409
Accrued royalties	20	15
Accrued settlement charges	42	66
Accrued legal costs	10	15
Accrued taxes	14	20
Warranty reserve	16	19
Restructuring liabilities	26	17
Other	103	86
	$662	$647

Other Long-Term Liabilities

	June 30, 2014	December 31, 2013
	(In millions)
Deferred rent	$43	$46
Accrued taxes	72	72
Deferred tax liabilities	28	35
Accrued settlement charges	21	25
Deferred revenue	120	33
Other long-term liabilities	21	23
	$305	$234

Accrued Rebate Activity

The following table summarizes activity related to accrued rebates:

	Six Months Ended
	June 30,
	2014	2013
	(In millions)
Beginning balance	$409	$383
Charged as a reduction of revenue	363	353
Reversal of unclaimed rebates	(19)	(13)
Payments	(322)	(390)
Ending balance	$431	$333

We recorded customer rebates of $176 million and $192 million in the three months ended June 30, 2014 and 2013, respectively.

Income from the Qualcomm Agreement

For a discussion of income from our April 2009 agreement with Qualcomm Incorporated, or the Qualcomm Agreement, please refer to Note 1, “Summary of Significant Accounting Policies,” in Part IV, Item 15 of our 2013 Annual Report. The
income from the Qualcomm Agreement terminated in April 2013.

Other Gains, Net

In March 2014 we sold certain Ethernet controller-related assets and provided non-exclusive licenses to intellectual property, including a non-exclusive patent license, to QLogic Corporation for a total of $209 million, referred to as the QLogic Transaction. The transaction was accounted for as a multiple element arrangement, which primarily included (i) the sale of certain assets (constituting a business for accounting purposes), (ii) the licensing of certain intellectual property and (iii) a long-term supply agreement. In connection with the transaction, we recorded a gain on the sale of assets of $48 million (net of a goodwill adjustment of $37 million) and deferred revenue of $120 million. The revenue related to the license agreement ($76 million) and the supply agreement ($44 million) will be amortized over approximately seven years. The operating gain was recorded in "Other gains, net" included in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2014.

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

The following table presents the computation of net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions, except per share data)
Numerator: Net income (loss)	$(1)	$(251)	$164	$(60)
Denominator for net income (loss) per share (basic)	587	578	585	574
Effect of dilutive securities:
Stock awards	—	—	8	—
Denominator for net income (loss) per share (diluted)	587	578	593	574
Net income (loss) per share (basic)	$—	$(0.43)	$0.28	$(0.10)
Net income (loss) per share (diluted)	$—	$(0.43)	$0.28	$(0.10)

Net income (loss) per share (diluted) does not include the effect of anti-dilutive potential common shares resulting from outstanding equity awards. There were 32 million and 34 million anti-dilutive potential common shares in the three months ended June 30, 2014 and 2013, respectively and 31 million and 35 million anti-dilutive potential common shares in the six months ended June 30, 2014 and 2013, respectively.

Supplemental Cash Flow Information

In the six months ended June 30, 2014, we paid $29 million for capital equipment that was accrued as of December 31, 2013 and had billings of $26 million for capital equipment that were accrued but not yet paid as of June 30, 2014.

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

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and marketable securities’ costs, gross unrealized gains, gross unrealized losses and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities:

	June 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$609	$—	$—	$609	$609	$—	$—
Level 1:
Bank and time deposits	1,118	—	—	1,118	1,118	—	—
Money market funds	210	—	—	210	210	—	—
U.S. treasury and agency obligations	1,041	—	—	1,041	5	214	822
Subtotal	2,369	—	—	2,369	1,333	214	822
Level 2:
Commercial paper	474	—	—	474	422	52	—
Corporate bonds	1,534	4	—	1,538	—	500	1,038
Asset-backed securities and other	35	—	—	35	—	3	32
Subtotal	2,043	4	—	2,047	422	555	1,070
Level 3:
None	—	—	—	—	—	—	—
Total	$5,021	$4	$—	$5,025	$2,364	$769	$1,892

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$307	$—	$—	$307	$307	$—	$—
Level 1:
Bank and time deposits	474	—	—	474	474	—	—
Money market funds	277	—	—	277	277	—	—
U.S. treasury and agency obligations	1,005	1	—	1,006	—	205	801
Subtotal	1,756	1	—	1,757	751	205	801
Level 2:
Commercial paper	690	—	—	690	599	91	—
Corporate bonds	1,591	3	(1)	1,593	—	477	1,116
Asset-backed securities and other	24	—	—	24	—	2	22
Subtotal	2,305	3	(1)	2,307	599	570	1,138
Level 3:
None	—	—	—	—	—	—	—
Total	$4,368	$4	$(1)	$4,371	$1,657	$775	$1,939

There were no transfers between Level 1, Level 2 or Level 3 securities in the six months ended June 30, 2014. All of our long-term marketable securities had maturities of between one and three years in duration at June 30, 2014. Our cash, cash equivalents and marketable securities at June 30, 2014 consisted of $2.11 billion held domestically, with the remaining balance of $2.92 billion held by our foreign subsidiaries.

At June 30, 2014 we had 63 investments with a fair value of $504 million that were in an unrealized loss position for less than twelve months. Our gross unrealized losses of less than $1 million for these investments at June 30, 2014 were due to changes in market rates. We have determined that the gross unrealized losses on these investments at June 30, 2014 are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.

Instruments Not Recorded at Fair Value on a Recurring Basis. We measure the fair value of our long-term debt carried at amortized cost quarterly for disclosure purposes. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $1.39 billion and $1.37 billion as of June 30, 2014 and December 31, 2013, respectively. The recorded values of all our accounts receivable and accounts payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis. We measure the fair value of our cost method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a business acquisition, goodwill and other long lived assets when they are held for sale or determined to be impaired, and for license and settlement agreements when they are part of a multiple element arrangement. See Notes 2, 9 and 10 for discussion on fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

4.	Income Taxes

The following table presents details of the provision for (benefit of) income taxes and our effective tax rates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions, except percentages)
Provision for (benefit of) income taxes	$2	$(3)	5	(1)
Effective tax rates	200.0%	1.2%	3.0%	1.6%

The differences between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at substantially lower rates than the federal statutory rate and domestic tax losses recorded without tax benefits. In determining our annualized effective tax rates, the tax effects of the impairments of long-lived assets of $165 million and $501 million for the three months ended June 30, 2014 and 2013, respectively, $23 million of restructuring costs for the three months ended June 30, 2014, $48 million gain on sale of assets for the six months ended June 30, 2014, and the impairments of long-lived assets of $190 million and $511 million for the six months ended June 30, 2014 and 2013, respectively, were treated as discrete items. As a result, we recorded discrete tax benefits for the impairments of long-lived assets of $8 million for the three months ended June 30, 2013, and $5 million and $10 million for the six months ended June 30, 2014 and 2013, respectively. We also recorded discrete tax benefits of $5 million and $4 million for the three months ended June 30, 2014 and 2013, respectively, and $9 million and $6 million for the six months ended June 30, 2014 and 2013, respectively, resulting primarily from the expiration of statutes of limitations for the assessment of taxes in various foreign jurisdictions.

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $17 million and $24 million at June 30, 2014 and December 31, 2013, respectively.

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

Senior Notes

The following table presents details of our senior notes, or the Notes:

June 30, 2014
(In millions)
2.375% fixed-rate notes, due November 2015	$400
2.700% fixed-rate notes, due November 2018	500
2.500% fixed-rate notes, due August 2022	500
$1,400
Unaccreted discount	(5)
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

Quarterly Dividend

In January 2014 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased the quarterly cash dividend by 9% to $0.12 per share ($0.48 per share on an annual basis) payable to holders of our common stock. In the three and six months ended June 30, 2014 and 2013 we paid $70 million, $64 million, $140 million and $127 million, respectively, in dividends to holders of our Class A and Class B common stock.

Share Repurchase Programs

In February 2010 we announced that our Board of Directors had authorized an "evergreen" share repurchase program intended to offset dilution of incremental grants of stock awards associated with our stock incentive plans. The maximum number of shares of our Class A common stock that may be repurchased in any one year under this program (including under an accelerated share repurchase agreement or similar arrangement) is equal to the total number of shares issued pursuant to our equity awards in the previous year and the current year. This program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. It may also be complemented with one or more additional share repurchase programs in the future. Under the evergreen program, we repurchased 6.2 million shares of our Class A common stock at a weighted average price of $30.79 in the three and six months ended June 30, 2014.

Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Our share repurchase programs do not obligate us to acquire any particular amount of our stock and may be suspended at any time at our discretion.

7.	Employee Benefit Plans

Combined Incentive Plan Activity

Restricted stock unit activity is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2013	24	$34.91
Restricted stock units granted	13	29.90
Restricted stock units cancelled	(1)	33.65
Restricted stock units vested	(6)	35.19
Balance at June 30, 2014	30	$32.64

Stock option activity is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
	(In millions, except per share data)
Balance at December 31, 2013	39	$30.39
Options cancelled	(1)	36.87
Options exercised	(8)	24.12
Balance at June 30, 2014	30	$31.95

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2014 through 2018 related to unvested share-based payment awards:

	2014	2015	2016	2017	2018	Total
	(In millions)
Unearned stock-based compensation	$227	$335	$216	$110	$17	$905

If there are any modifications or cancellations of the underlying unvested awards, including the cancellation of awards held by employees impacted by our current restructuring plan, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards or assume unvested equity awards in connection with acquisitions.

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

Intellectual Property Proceedings

In March 2013 NXP B.V. sued Nintendo, our customer, in the U.S. District Court for the District of Nevada, asserting five patents against the Wii U, a Nintendo product.  In October 2013 NXP B.V. withdrew its complaint against Nintendo and filed a new complaint against us, Case No. 2-13-cv-01883 (D. Nev.), asserting the same five patents against our near field communications (NFC) products.  This case was later transferred to the Northern District of California (N.D. Cal.). In May 2013 we sued NXP Semiconductors USA, Inc. for patent infringement in the U.S. District Court for the Central District of California, Case No. SACV13-829-MRP-MAN (C.D. Cal.).  The complaint accuses the NXP entities of infringing five of our patents and identifies certain NXP NFC and Secure Element products as representative accused products.  In June 2014 the parties entered into a settlement agreement that includes a mutual release, a limited standstill period, ongoing business collaboration, and, if certain conditions are met, a future cross-license covering NFC products. In July 2014, as provided for in the agreement, the parties moved to dismiss the N.D. Cal. and C.D. Cal. litigations without prejudice.

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

Settlement Costs

We recorded settlement costs of $16 million and $18 million in the three and six months ended June 30, 2014, respectively, related to the settlement of patent infringement claims. We did not record any settlement costs in the three and six months ended June 30, 2013.

9.	Exit of Cellular Baseband Business

Restructuring Costs

On June 2, 2014, we announced that we were exploring strategic alternatives, including a potential sale and/or wind-down, for our cellular baseband business, included in our Mobile and Wireless reportable segment. We reached this decision based on our conclusion that the commercial and economic opportunity in this business was not sufficiently compelling to justify the continued investment, especially when compared to other opportunities within our product portfolio. On June 26, 2014, the Audit Committee of our Board of Directors approved a global restructuring plan, or the 2014 Plan, that focuses on cost reductions and operating efficiencies and better aligns our resources to areas of strategic focus.

We have evaluated the number of employees and other resources necessary to support the ongoing business and recorded $23 million in restructuring charges in the three months ended June 30, 2014. These charges are comprised of (i) $18 million for ongoing termination benefits for approximately 250 employees related to selling, general and administrative and other corporate functions and (ii) $5 million for certain non-cancelable contract costs. Communications to the impacted employees began in July 2014. We expect to record additional costs of approximately $5 million over the next twelve months for one-time termination benefits for these employees.

As of June 30, 2014 we had not made a determination as to whether we would exit the cellular baseband business through a sale or wind-down.  Therefore, the restructuring plan relating to cellular baseband employees (who are primarily engaged in research and development) was subject to significant change and uncertainty since it was dependent upon the outcome of our effort to sell the business. In July 2014 we determined to pursue a wind-down of the cellular baseband business. As a result, we currently expect to (i) reduce our worldwide headcount by approximately an additional 2,250 employees, (ii) close or consolidate up to 18 locations and (iii) terminate certain contracts, which is expected to result in approximately $225 million of additional restructuring charges over the next twelve months.  Communications to these impacted employees also began in July 2014. These restructuring charges are considered a non-recognizable subsequent event for financial reporting purposes for the three months ended June 30, 2014.

Restructuring costs are primarily comprised of cash-based termination benefits and contract costs to be incurred without economic benefit. Due to various complexities in our international locations, some employee terminations may not be in effect for some time. We anticipate most of the expenses associated with this plan will be recognized within the next twelve months.

The following table summarizes activity related to our restructuring liabilities:

	2014 Plan	2013 Plan	Total
	(In millions)
Balance at December 31, 2013	$—	$17	17
Charged to expense	23	5	28
Cash payments	—	(19)	(19)
Balance at June 30, 2014	$23	$3	$26

As described in our 2013 Annual Report, we implemented a restructuring plan in the third quarter of 2013. The plan focused primarily on workforce reductions and included employees from our transaction with Renesas Electronics Corporation.

Impairment Charges

In connection with our decision to exit the cellular baseband business, which is included in our Mobile and Wireless reportable segment, we recorded $130 million of non-cash charges for the impairment of certain long-lived assets and $34 million of inventory charges in the three months ending June 30, 2014. We wrote down the value of property and equipment related to the cellular baseband business by $104 million to reflect the fair value of these assets on an in-exchange basis. In determining the fair value of the assets, we used a market based approach to estimate the value we could receive in the open market, and subtracted the cost to sell those assets. We also performed a detailed analysis of our electronic design automation, or EDA, tools and technology licenses that relate to our cellular baseband business. Because the majority of these EDA tools and technology licenses are not transferable and will have no useful applications for our remaining operations, we recorded an impairment charge of $19 million related to these licenses. We also recorded impairment charges of purchased intangible assets of $2 million and other assets of $5 million. The impairment charges were recorded in "Impairment of Long-Lived Assets" and the inventory charge were recorded in "Cost of Product Revenue" included in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014.

10.	Goodwill and Purchased Intangible Assets

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	Foreign Currency	Consolidated
	(In millions)
Goodwill	$770	$1,053	$3,778	$21	$5,622
Accumulated impairment losses	—	(543)	(1,286)	—	(1,829)
Goodwill at December 31, 2013	$770	$510	$2,492	$21	$3,793
Goodwill recorded in connection with acquisitions	—	5	—	—	5
Adjustment due to sale of certain assets (Note 2)	—	—	(37)	—	(37)
Effects of foreign currency translation	—	—	—	8	8
Goodwill at June 30, 2014	$770	$515	$2,455	$29	$3,769

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	June 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Developed technology	$1,495	$(618)	$877	$1,492	$(539)	$953
In-process research and development	52	—	52	130	—	130
Customer relationships	233	(192)	41	232	(176)	56
Other	32	(30)	2	34	(29)	5
	$1,812	$(840)	$972	$1,888	$(744)	$1,144

In the six months ended June 30, 2014 we reclassified $78 million of in-process research and development, or
IPR&D costs, to developed technology primarily related to knowledge-based processors from our acquisition of NetLogic Microsystems, Inc., or NetLogic.

Impairment of Purchased Intangible Assets

In the three months ended March 31, 2014 we recorded impairment charges primarily for developed technology of $25 million, of which $19 million was related to our acquisition of SC Square Ltd., or SC Square, and $5 million related to the purchase of LTE-related assets from affiliates of Renesas Electronics Corporation, or the Renesas Transaction, each included in our Mobile and Wireless reportable segment. The primary factors contributing to these impairment charges were (i) for SC Square, the discontinuation of certain security solutions and (ii) for the Renesas Transaction, a reduction in revenue expectations related to an acquired legacy LTE modem product and an associated decrease to the respective estimated cash flows.

In the three months ended June 30, 2014, we recorded impairment charges of $35 million, primarily for developed technology related to our acquisition of NetLogic, included in our Infrastructure and Networking reportable segment. During the six months ended June 30, 2014, we have seen a reduction in customer design activity for MIPS-based embedded processors compared to our previous forecast primarily due to customers increasingly selecting ARM-based solutions for next generation core network architectures. This reduction in design activity resulted in a reduction in revenue and estimated cash flows related to our legacy embedded processor products compared to our previous forecasts.

In the three months ended June 30, 2013 we recorded impairment charges of $501 million, of which $461 million also related to our acquisition of NetLogic. The remaining $40 million of the impairment is primarily related to our acquisition of Provigent, Inc. Both of these acquisitions are included in our Infrastructure and Networking reportable segment. Based on our impairment analysis, as further detailed below, we impaired $358 million of completed technology, $91 million of IPR&D, $50 million of customer relationships, and $2 million of other purchased intangible assets.

During the six months ended June 30, 2013, there was a steady reduction in near-term sales forecasts for NetLogic products sold into the service provider market, which caused us to review our long-term forecasts. In addition, we downwardly revised our longer term expectations of the size of the addressable market for these products. As a result of these triggering events, we performed a detailed impairment analysis of the long-lived assets associated with these products during the three months ended June 30, 2013. Based on our analysis, we determined certain assets acquired from NetLogic were not recoverable and impaired, requiring us to reduce the associated carrying value to fair value. Specifically, we impaired $238 million of developed technology, $88 million of IPR&D and $48 million of customer relationships related to our embedded and knowledge-based processor products. We also impaired $87 million of developed technology related to our DFE processor products. For DFE, one of our smaller product lines, our customers indicated that they prefer custom solutions as opposed to standard merchant solutions. In response, we have decided to redirect our efforts by focusing on developing customized solutions, and have consequently fully impaired the assets related to the acquired DFE merchant product line.

The primary factor contributing to the Provigent impairment for developed technology in the three months ended June 30, 2013 and the charge taken in the three months ended March 31, 2013, primarily for IPR&D of $10 million, was the continued reduction in revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with impaired assets.

Valuation Information

In determining the amount of the impairment charges we calculated fair values as of the impairment dates for acquired intangible assets. We used several variations of the income approach to compute the fair values, including the multiple period excess earnings, relief from royalty, and incremental cash flow methods. These methods employ significant unobservable inputs categorized as Level 3 inputs. The key unobservable inputs utilized include discount rates ranging from 16% and 22%, a market participant tax rate of 17%, and estimated level of future cash flows based on current product and market data.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Cost of product revenue	$47	$44	$97	$87
Other operating expenses	9	14	18	29
	$56	$58	$115	$116

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), which is currently estimated to be expensed in the remainder of 2014 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2014	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Cost of product revenue	$92	$170	$147	$127	$108	$285	$929
Other operating expenses	17	13	6	3	2	2	43
	$109	$183	$153	$130	$110	$287	$972

11.	Reportable Segments, Significant Customer and Geographical Information

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

The following tables present details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
	(In millions)
Three Months Ended June 30, 2014
Net revenue	$625	$781	$635	$—	$2,041
Operating income (loss)	175	(21)	253	(393)	14
Three Months Ended June 30, 2013
Net revenue	$568	$969	$510	$43	$2,090
Operating income (loss)	137	96	151	(632)	(248)

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
	(In millions)
Six Months Ended June 30, 2014
Net revenue	$1,184	$1,627	$1,214	$—	$4,025
Operating income (loss)	311	(53)	457	(531)	184
Six Months Ended June 30, 2013
Net revenue	$1,105	$1,964	$940	$86	$4,095
Operating income (loss)	261	219	249	(779)	(50)

Included In All Other Category:	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Net revenue	$—	$43	$—	$86
Stock-based compensation	$113	$136	$233	$276
Amortization of purchased intangible assets	56	58	115	116
Inventory charges related to the exit of the cellular baseband business	34	—	34	1
Impairments of long-lived assets	165	501	190	511
Settlement costs	16	—	18	—
Restructuring costs, net	23	—	28	—
Other gains, net	(7)	—	(59)	—
Employer payroll tax on certain stock option exercises	3	1	4	3
Miscellaneous corporate allocation variances	(10)	(21)	(32)	(42)
Total other operating costs and expenses	$393	$675	$531	$865
Total operating loss for the “All Other” category	$(393)	$(632)	$(531)	$(779)

Significant Customer and Geographical Information

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Two largest customers	24.4%	32.3%	27.3%	34.5%
Five largest customers as a group	43.0	46.9	44.2	48.6

The geographical distribution of our shipments, as a percentage of product revenue, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
China (exclusive of Hong Kong)	22.1%	21.9%	22.4%	21.7%
Hong Kong	32.5	29.1	30.0	26.9
Singapore, Taiwan, Thailand and Japan	29.4	34.8	32.1	37.4
United States	4.9	2.8	4.6	3.2
Europe	2.0	1.7	2.0	1.7
Other	9.1	9.7	8.9	9.1
	100.0%	100.0%	100.0%	100.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected total net revenue, costs and expenses and product and total gross margin; our accounting estimates, assumptions and judgments; the amount and timing of reduced research & development and selling, general & administrative expenses resulting from the exit of our cellular baseband business, our ability to drive growth through our planned reinvestments in our Broadband, Infrastructure and remaining Mobile and Wireless businesses; the demand for our products; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our commitment to research and development efforts; the accuracy of our estimates and forecasts; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense and stock-based compensation as a percentage of revenue; manufacturing, assembly and test capacity; the effect that economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to consummate acquisitions and integrate their operations successfully; our ability to migrate to smaller process geometries; our success in pending intellectual property litigation matters; our potential needs for additional capital; inventory and accounts receivable levels; our ability to permanently reinvest our foreign earnings; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; the level of accrued rebates; and our intention to continue to pay dividends. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

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

Operating Results for the Three and Six Months Ended June 30, 2014

In the three months ended June 30, 2014 our net loss was $1 million, as compared to a net loss of $251 million in the three months ended June 30, 2013. In the six months ended June 30, 2014 our net income was $164 million, as compared to a net loss of $60 million in the six months ended June 30, 2013. The resulting increases in profitability were primarily the result of charges for the impairment of purchased intangible assets of $501 million in June 2013, offset by the expiration of the Qualcomm Agreement (an agreement entered into in April 2009 with Qualcomm Incorporated) as well as the increase in our overall investment in our cellular baseband business and the subsequent impairment of long-lived assets of $130 million.

Exit of Cellular Baseband Business

On June 2, 2014, we announced that we were exploring strategic alternatives, including a potential sale and/or wind-down, for our cellular baseband business, included in our Mobile and Wireless reportable segment. We reached this decision based on our conclusion that the commercial and economic opportunity in this business was not sufficiently compelling to justify the continued investment, especially when compared to other opportunities within our product portfolio. On June 26, 2014, the Audit Committee of our Board of Directors approved a global restructuring plan that focuses on cost reductions and operating efficiencies and better aligns our resources to areas of strategic focus.

We have evaluated the number of employees and other resources necessary to support the ongoing business and recorded $23 million in restructuring charges in the three months ended June 30, 2014. These charges are comprised of (i) $18 million for ongoing termination benefits for 250 employees related to selling, general and administrative and other corporate functions and (ii) $5 million for certain non-cancelable contract costs. Communications to the impacted employees began in July 2014. We expect to record additional costs of approximately $5 million over the next twelve months for one-time termination benefits for these employees.

As of June 30, 2014 we had not made a determination as to whether we would exit the cellular baseband business through a sale or wind-down.  Therefore, the restructuring plan relating to cellular baseband employees (who are primarily engaged in research and development) was subject to significant change and uncertainty since it was dependent upon the outcome of our effort to sell the business. In July 2014 we determined to pursue a wind-down of the cellular baseband business. As a result, we currently expect to (i) reduce our worldwide headcount by approximately an additional 2,250 employees, (ii) close or consolidate up to 18 locations and (iii) terminate certain contracts, which is expected to result in approximately $225 million of additional restructuring charges over the next twelve months.  Communications to these impacted employees also began in July 2014. These restructuring charges are considered a non-recognizable subsequent event for financial reporting purposes for the three months ended June 30, 2014.

Restructuring costs are primarily comprised of cash-based termination benefits and contract costs to be incurred without economic benefit. Due to various complexities in our international locations, some employee terminations may not be in effect for some time. We anticipate most of the expenses associated with this plan will be recognized within the next twelve months.

As part of these actions, we also recorded $130 million of non-cash charges for the impairment of certain long-lived assets and $34 million of inventory charges in the three months ending June 30, 2014. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

The wind-down of the cellular baseband business and associated cost saving initiatives is currently expected to result in up to approximately $700 million reduction in annualized research and development and selling, general and administrative expenses, of which up to approximately $100 million relates to estimated reductions in stock-based compensation. We currently expect to organically reinvest approximately $50 million of these savings on an annualized basis into projects in the Broadband, Infrastructure and the remaining Mobile and Wireless businesses. This incremental spending is currently expected to strengthen and accelerate our plans in the area of small cells, embedded processing and low-power connectivity.

Reportable Segments

The following table presents details of our reportable segments and the “All Other” category:

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
	(In millions)
Three Months Ended June 30, 2014
Net revenue	$625	$781	$635	$—	$2,041
Operating income (loss)	175	(21)	253	(393)	14
Three Months Ended March 31, 2014
Net revenue	$559	$846	$579	$—	$1,984
Operating income (loss)	136	(32)	204	(138)	170
Three Months Ended June 30, 2013
Net revenue	$568	$969	$510	$43	$2,090
Operating income (loss)	137	96	151	(632)	(248)

	Reportable Segments
	Broadband Communications	Mobile and Wireless	Infrastructure and Networking	All Other	Consolidated
	(In millions)
Six Months Ended June 30, 2014
Net revenue	$1,184	$1,627	$1,214	$—	$4,025
Operating income (loss)	311	(53)	457	(531)	184
Six Months Ended June 30, 2013
Net revenue	$1,105	$1,964	$940	$86	$4,095
Operating income (loss)	261	219	249	(779)	(50)

The increase in operating income for six months ended June 30, 2014 as compared to six months ended June 30, 2013 for our Broadband Communications and Infrastructure and Networking reportable segments was driven primarily by maintaining operating expenses relatively flat, while increasing revenue by 7.1% and 29.1%, respectively. The operating loss for our

Mobile and Wireless reportable segment in the three and six months ended June 30, 2014, as compared to prior periods presented above, resulted primarily from a broad-based decline in revenue along with a significant year-over-year increase in research and development expense in cellular baseband technologies, principally related to our LTE product roadmap. As discussed above under "Exit of Cellular Baseband Business," we have decided to wind down our cellular baseband business as the commercial and economic opportunity is not sufficient to justify the continued investment.

For additional information about our reportable segments and the “All Other” category (including revenue and expense items reported under the "All Other" category), see further discussion in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements as well as "Net Revenue by Reportable Segments" discussion below.

Other highlights during the six months ended June 30, 2014 include the following:

•	Our cash and cash equivalents and marketable securities were $5.03 billion at June 30, 2014, compared with $4.37 billion at December 31, 2013.

•	We generated cash flow from operations of $831 million during the six months ended June 30, 2014, as compared to $722 million in the six months ended June 30, 2013.

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

•	We repurchased 6.2 million shares of our Class A common stock at a weighted average price of $30.79 during the three months ended June 30, 2014.

•	In June 2014 we recorded purchased intangible impairment charges of $35 million, related to our acquisition of NetLogic.

•
As discussed above under "Cellular Baseband Business Update and Associated Restructuring," we recorded restructuring costs of $23 million in June 2014. In addition, we recorded $130 million of non-cash charges for the impairment of certain long-lived assets and $34 million of inventory charges.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the six months ended June 30, 2014.

Results of Operations

The following table sets forth certain Unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net revenue:
Product revenue	100.0%	100.0%	97.9%	100.0%	97.9%
Income from Qualcomm Agreement	—	—	2.1	—	2.1
Total net revenue	100.0	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of product revenue	49.2	50.6	49.3	49.9	49.3
Research and development	31.1	31.9	29.6	31.7	30.1
Selling, general and administrative	8.9	9.3	8.3	9.1	8.6
Amortization of purchased intangible assets	0.4	0.5	0.7	0.4	0.7
Impairments of long-lived assets	8.1	1.3	24.0	4.7	12.5
Restructuring costs, net	1.1	0.3	—	0.7	—
Settlement costs	0.8	0.1	—	0.4	—
Other gains, net	(0.3)	(2.6)	—	(1.5)	—
Total operating costs and expenses	99.3	91.4	111.9	95.4	101.2
Income (loss) from operations	0.7	8.6	(11.9)	4.6	(1.2)
Interest expense, net	(0.2)	(0.3)	(0.4)	(0.2)	(0.4)
Other income (expense), net	(0.5)	0.2	0.1	(0.2)	0.1
Income (loss) before income taxes	—	8.5	(12.2)	4.2	(1.5)
Provision for (benefit of) income taxes	—	0.2	(0.2)	0.1	—
Net income (loss)	—%	8.3%	(12.0)%	4.1%	(1.5)%

The following table presents supplementary financial data as a percentage of net revenue:

	Three Months Ended			Six Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Revenue By Reportable Segment
Broadband Communications	30.6%	28.2%	27.2%	29.4%	27.0%
Mobile and Wireless	38.3	42.6	46.3	40.4	47.9
Infrastructure and Networking	31.1	29.2	24.4	30.2	23.0
All Other	—	—	2.1	—	2.1
Gross Margin Data
Product gross margin	50.8%	49.4%	49.7%	50.1%	49.7%
Total gross margin	50.8	49.4	50.7	50.1	50.7
Stock-Based Compensation Expense (included in each functional line item)
Cost of product revenue	0.2%	0.3%	0.3%	0.3%	0.3%
Research and development	3.9	4.2	4.5	4.1	4.7
Selling, general and administrative	1.4	1.5	1.7	1.4	1.7

Net Revenue By Reportable Segments

The following tables present net revenue from each of our reportable segments:

	Three Months Ended			Quarter over Quarter		Year over Year
	June 30, 2014	March 31, 2014	June 30, 2013	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Broadband Communications	$625	$559	$568	$66	11.8%	$57	10.0%
Mobile and Wireless	781	846	969	(65)	(7.7)	(188)	(19.4)
Infrastructure and Networking	635	579	510	56	9.7	125	24.5
All Other	—	—	43	—	—	(43)	(100.0)
Total net revenue	$2,041	$1,984	$2,090	$57	2.9	$(49)	(2.3)

	Six Months Ended		Year over Year
	June 30, 2014	June 30, 2013	$ Change	% Change
	(In millions, except percentages)
Broadband Communications	$1,184	$1,105	$79	7.1%
Mobile and Wireless	1,627	1,964	(337)	(17.2)
Infrastructure and Networking	1,214	940	274	29.1
All Other	—	86	(86)	(100.0)
Total net revenue	$4,025	$4,095	$(70)	(1.7)

Broadband Communications. The increase in net revenue in the three months ended June 30, 2014, as compared to the three months ended March 31, 2014, resulted primarily from an increase in sales of our broadband modems of $38 million and our set-top box (STB) solutions of $28 million. The increase in net revenue in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, resulted primarily from an increase in sales of our broadband modem solutions of $35 million and our STB solutions of $22 million. The increase in net revenue in the six months ended June 30, 2014 as compared to six months ended June 30, 2013 resulted primarily from an increase in sales of our broadband modem solutions of $56 million and our STB solutions of $23 million. Growth in sales of broadband modem solutions is generally driven by subscriber growth and momentum in emerging areas, such as small cells. STB growth is generally driven by global subscriber growth, the adoption of new communication features (including HEVC, transcoding and MoCA 2.0), market share gains and the roll-out of more highly integrated platforms by global service providers.

Mobile and Wireless. The decrease in net revenue in the three months ended June 30, 2014, as compared to the three months ended March 31, 2014, resulted primarily from a decrease in sales of our cellular SoCs in our cellular baseband business of $58 million. The decrease in net revenue in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, resulted primarily from decreases in sales of wireless connectivity products of $133 million and of our cellular SoCs of $54 million. The decrease in net revenue in the six months ended June 30, 2014, as compared to six months ended June 30, 2013, resulted primarily from decreases in sales of our wireless connectivity products of $204 million, our cellular SoCs of $88 million and other technologies incorporated primarily into handheld devices of $45 million. The decreases in revenue related to wireless connectivity and other technologies incorporated primarily into handheld devices were driven principally by the impact of a decelerating smartphone market, particularly in higher-end devices, and reduced sales into low-cost smartphones. Low-cost smartphones have trended toward integrated platforms from single suppliers, which tend not to include Broadcom solutions. The decreases in revenue related to our cellular SoCs were driven at least in part by our decision to exit our cellular baseband business.

We recorded net revenue of $84 million, $142 million and $138 million in the three months ended June 30, 2014, March 31, 2014, and June 30, 2013, respectively, related to our cellular baseband business. In the six months ended June 30, 2014 and 2013, we recorded net revenue of $226 million and $314 million, respectively, related to our cellular baseband business. Due to our announced exit of our cellular baseband business, we expect this revenue to significantly ramp down in the near term and trend to zero over the next twelve to eighteen months.

Infrastructure and Networking. The increase in net revenue for the three months ended June 30, 2014, as compared to the three months ended March 31, 2014, resulted primarily from an increase in sales of our Ethernet switches and PHYs of $46 million. The increase in net revenue for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, resulted primarily from an increase in sales of Ethernet switches and PHYs of $105 million. The increase in net revenue in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, resulted from increases in sales of our Ethernet switches and PHYs of $235 million, communication processor and wireless infrastructure products of $24 million and our Ethernet controller products of $15 million. Growth in Ethernet switches and PHYs is generally driven by continued build outs of packet-based networks to support the delivery of video and mobile data over the Internet, an increase in hosted services and cloud computing, and the ongoing growth in unified communications in the enterprise.

Rebates. We recorded customer rebates of $176 million, or 8.6% of net revenue, $187 million, or 9.4% of net revenue, and $192 million, or 9.2% of net revenue, in the three months ended June 30, 2014, March 31, 2014, and June 30, 2013, respectively. We recorded customer rebates of $363 million, or 9.0% of net revenue, and $353 million, or 8.6% of net revenue, in the six months ended June 30, 2014 and 2013, respectively. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of $13 million, $6 million and $7 million in the three months ended June 30, 2014, March 31, 2014 and June 30, 2013, respectively. We reversed accrued rebates of $19 million and $13 million in the six months ended June 30, 2014 and 2013, respectively. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs.

Concentration of Net Revenue

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Two largest customers	24.4%	30.2%	32.3%	27.3%	34.5%
Five largest customers as a group	43.0	45.5	46.9	44.2	48.6

We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. However, we cannot predict whether our decision to exit the cellular baseband business will negatively impact those relationships. Our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the seasonal variations in consumer products and changes in the overall economic environment. For these and other reasons, our total net revenue and results of operations for the three months ended June 30, 2014 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Total Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin

The following tables present total net revenue, cost of product revenue, product gross margin and total gross margin:

	Three Months Ended			Quarter over Quarter		Year over Year
	June 30, 2014	March 31, 2014	June 30, 2013	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Product revenue	$2,041	$1,984	$2,047	$57	2.9%	$(6)	(0.3)%
Income from Qualcomm Agreement	—	—	43	—	—	(43)	(100.0)
Total net revenue	$2,041	$1,984	$2,090	$57	2.9	$(49)	(2.3)
Cost of product revenue	$1,005	$1,004	$1,030	$1	0.1	$(25)	(2.4)
Product gross margin	50.8%	49.4%	49.7%
Total gross margin	50.8%	49.4%	50.7%

	Six Months Ended		Year over Year
	June 30, 2014	June 30, 2013	$ Change	% Change
	(In millions, except percentages)
Product revenue	$4,025	$4,009	$16	0.4%
Income from Qualcomm Agreement	—	86	(86)	(100.0)
Total net revenue	$4,025	$4,095	$(70)	(1.7)
Cost of product revenue	$2,009	$2,018	$(9)	(0.4)
Product gross margin	50.1%	49.7%
Total gross margin	50.1%	50.7%

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

Product gross margin increased in all periods presented as a result of an increase in our Infrastructure and Networking reportable segment (which products typically produce higher product gross margins), as well as a decline in revenue related to our cellular baseband business (which products typically produce lower product gross margins). The benefit to product gross margin in the three months ended June 30, 2014, as compared to the three months ended March 31, 2014, was partially offset by an increase in excess and obsolete inventory expense of $29 million. The benefit to product gross margin in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was also partially offset by an increase in excess and obsolete inventory expense of $20 million. The excess and obsolete inventory expenses primarily related to reductions in our forecast following our decision to exit the cellular baseband business.

Product gross margin includes $12 million, $10 million and $12 million of licensing revenue related to our intellectual property in the three months ended June 30, 2014, March 31, 2014 and June 30, 2013, respectively. Product gross margin also includes $2 million, $2 million and $7 million of licensing costs related to NPEs in the three months ended June 30, 2014, March 31, 2014 and June 30, 2013, respectively.

Product gross margin includes $22 million and $20 million of licensing revenue related to our intellectual property in the six months ended June 30, 2014 and 2013, respectively. Product gross margin includes $4 million and $14 million of licensing costs related to NPEs in each of the six months ended June 30, 2014 and 2013, respectively.

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

The following tables present details of research and development expense:

	Three Months Ended			Quarter over Quarter		Year over Year
	June 30, 2014	March 31, 2014	June 30, 2013	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$376	$372	$349	$4	1.1%	$27	7.7%
Stock-based compensation	80	84	95	(4)	(4.8)	(15)	(15.8)
Development and design costs	86	88	95	(2)	(2.3)	(9)	(9.5)
Other	92	92	80	—	—	12	15.0
Research and development	$634	$636	$619	$(2)	(0.3)%	$15	2.4%

	Six Months Ended		Year over Year
	June 30, 2014	June 30, 2013	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$748	$697	$51	7.3%
Stock-based compensation	164	194	(30)	(15.5)
Development and design costs	174	188	(14)	(7.4)
Other	184	155	29	18.7
Research and development	$1,270	$1,234	$36	2.9%

The increase in salaries and benefits for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, was primarily attributable to an increase in headcount of approximately 650 personnel, mostly due to the Renesas Transaction, offset by our restructuring in late 2013, bringing research and development headcount to approximately 9,750 at June 30, 2014. This represents a 7.1% increase from June 30, 2013. Salaries and benefits also increased as a result of an increase in cash compensation levels in connection with our annual merit review program. See below for a discussion of stock-based compensation. Development and design costs vary from period to period depending on the timing of development and tape-out of various products. The increases in the Other line item are primarily attributable to an increase in depreciation expenses related to the Renesas Transaction.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. Factors that may impact research and development costs include the diversification of the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies, including acquisitions. For the three and six months ended June 30, 2014, approximately 45% and 35% of our products were manufactured in 40 nanometers and 65 nanometers, respectively. We are designing most new products in 40 nanometers and 28 nanometers, and are beginning to develop products leveraging FinFET technologies. We currently hold more than 9,600 U.S. and more than 3,800 foreign patents and have more than 7,450 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The following tables present details of selling, general and administrative expense:

	Three Months Ended			Quarter over Quarter		Year over Year
	June 30, 2014	March 31, 2014	June 30, 2013	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$95	$91	$85	$4	4.4%	$10	11.8%
Stock-based compensation	28	30	35	(2)	(6.7)	(7)	(20.0)
Legal and accounting fees	19	21	24	(2)	(9.5)	(5)	(20.8)
Other	40	43	30	(3)	(7.0)	10	33.3
Selling, general and administrative	$182	$185	$174	$(3)	(1.6)%	$8	4.6%

	Six Months Ended		Year over Year
	June 30, 2014	June 30, 2013	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$186	$173	$13	7.5%
Stock-based compensation	58	69	(11)	(15.9)
Legal and accounting fees	40	47	(7)	(14.9)
Other	83	64	19	29.7
Selling, general and administrative	$367	$353	$14	4.0%

The increase in salaries and benefits in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was attributable to an increase in headcount of approximately 100 personnel, mostly due to the Renesas Transaction, bringing selling, general and administrative headcount to approximately 2,050 at June 30, 2014. This represents a 5.1% increase from June 30, 2013. Salaries and benefits also increased as a result of an increase in cash compensation levels in connection with our annual merit review program. See below for a discussion of stock-based compensation. The increases in the Other line item were primarily attributable to an increase in facilities expenses.

Stock-Based Compensation Expense

The following tables present details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended			Quarter over Quarter		Year over Year
	June 30, 2014	March 31, 2014	June 30, 2013	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$5	$6	$6	$(1)	(16.7)%	$(1)	(16.7)%
Research and development	80	84	95	(4)	(4.8)	(15)	(15.8)
Selling, general and administrative	28	30	35	(2)	(6.7)	(7)	(20.0)
	$113	$120	$136	$(7)	(5.8)%	$(23)	(16.9)%

	Six Months Ended		Year over Year
	June 30, 2014	June 30, 2013	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$11	$13	$(2)	(15.4)%
Research and development	164	194	(30)	(15.5)
Selling, general and administrative	58	69	(11)	(15.9)
	$233	$276	$(43)	(15.6)%

The decrease in stock-based compensation in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was primarily attributable to certain assumed equity awards becoming fully vested during 2013 and the reversal of stock-based compensation of $7 million related to a revised forfeiture rate due to the decision to exit our cellular baseband business. In the six months ended June 30, 2014, we granted equity awards with a fair value of $400 million, primarily related to our regular annual equity compensation review program, which will be expensed over the next four years.

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2014 and through 2018 related to unvested share-based payment awards:

	2014	2015	2016	2017	2018	Total
	(In millions)
Unearned stock-based compensation	$227	$335	$216	$110	$17	$905

If there are any modifications or cancellations of the underlying unvested awards, including the cancellation of awards held by employees impacted by our current restructuring plan, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards or assume unvested equity awards in connection with acquisitions. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of activity related to share-based awards.

Amortization of Purchased Intangible Assets

The following tables present details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended			Quarter over Quarter		Year over Year
	June 30, 2014	March 31, 2014	June 30, 2013	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$47	$50	$44	$(3)	(6.0)%	$3	6.8%
Other operating expenses	9	9	14	—	—	(5)	(35.7)
	$56	$59	$58	$(3)	(5.1)%	$(2)	(3.4)%

	Six Months Ended		Year over Year
	June 30, 2014	June 30, 2013	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$97	$87	$10	11.5%
Other operating expenses	18	29	(11)	(37.9)
	$115	$116	$(1)	(0.9)%

The amortization of purchased intangible assets reflects the pattern in which the economic benefits of the intangible assets were consumed or otherwise used.

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), currently estimated to be expensed in the remainder of 2014 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2014	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Cost of product revenue	$92	$170	$147	$127	$108	$285	$929
Other operating expenses	17	13	6	3	2	2	43
	$109	$183	$153	$130	$110	$287	$972

Impairment of Long-Lived Assets

See discussion of our impairment of long-lived assets in Notes 9 and 10 of the Notes to Unaudited Condensed Consolidated Financial Statements as it relates to our decision to exit the cellular baseband business and wind down those operations, as well as our acquisition of NetLogic.

Restructuring Costs

See discussion of our restructuring costs in our "Exit of Cellular Baseband Business" above and in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Settlement Costs

We recorded settlement costs of $16 million and $18 million in the three and six months ended June 30, 2014, respectively, related to the settlement of patent infringement claims. We did not record any settlement costs in the three and six months ended June 30, 2013. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

Other Gains, Net

See discussion of our Other Gains, Net, in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements as it relates to the sale of certain Ethernet controller-related assets to QLogic in the three months ended March 31, 2014.

Provision for (Benefit of) Income Taxes

The following table presents details of the provision for (benefit of) income taxes and our effective tax rates:

	Three Months Ended			Six Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In millions, except percentages)
Provision for (benefit of) income taxes	$2	$3	$(3)	5	(1)
Effective tax rates	200.0%	1.8%	1.2%	3.0%	1.6%

The differences between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at substantially lower rates than the federal statutory rate and domestic tax losses recorded without tax benefits. In determining our annualized effective tax rates, the tax effects of the impairments of long-lived assets of $165 million, $25 million and $501 million for the three months ended June 30, 2014, March 31, 2014 and June 30, 2013, respectively, $23 million of restructuring costs for the three months ended June 30, 2014, $48 million gain on sale of assets for the three months ended March 31, 2014 and six months ended June 30, 2014, and the impairments of long-lived assets of $190 million and $511 million for the six months ended June 30, 2014 and 2013, respectively, were treated as discrete items. As a result, we recorded discrete tax benefits for the impairments of long-lived assets of $8 million for the three months ended June 30, 2013, and $5 million and $10 million for the six months ended June 30, 2014 and 2013, respectively. We also recorded discrete tax benefits of $5 million, $4 million and $4 million for the three months ended June 30, 2014, March 31, 2014 and June 30, 2013, respectively, and $9 million and $6 million for the six months ended June 30, 2014 and 2013, respectively, resulting primarily from the expiration of statutes of limitations for the assessment of taxes in various foreign jurisdictions.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.

The following table presents working capital, cash and cash equivalents, and marketable securities:

	June 30, 2014	December 31, 2013	$ Change
	(In millions)
Working capital	$3,104	$2,419	$685

Cash and cash equivalents	$2,364	$1,657	707
Short-term marketable securities	769	775	(6)
Long-term marketable securities	1,892	1,939	(47)
Total cash and cash equivalents and marketable securities	$5,025	$4,371	$654

See discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in the Six Months Ended June 30, 2014 and 2013

	Six Months Ended
	June 30,
	2014	2013
	(In millions)
Net cash provided by operating activities	$831	$722
Net cash used in investing activities	(17)	(539)
Net cash used in financing activities	(107)	(155)
Increase in cash and cash equivalents	707	28
Cash and cash equivalents at beginning of period	1,657	1,617
Cash and cash equivalents at end of period	$2,364	$1,645

Operating Activities

In the six months ended June 30, 2014 our operating activities provided $831 million in cash. This was primarily the result of net income of $164 million, net non-cash operating expenses of $590 million, and changes in operating assets and liabilities of $77 million. The changes in operating assets and liabilities were primarily driven by increases in accounts payables and deferred revenue recorded in connection with the QLogic Transaction. In the six months ended June 30, 2013 our operating activities provided $722 million in cash. This was primarily the result of net non-cash operating expenses of $980 million, offset in part by changes in operating assets and liabilities of $198 million and a net loss of $60 million.

Our days sales outstanding increased from 35 days at December 31, 2013 to 36 days at June 30, 2014. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Additionally, accounts receivable could increase due to fluctuations in concentrations of revenue with customers under rebate programs, which may result in higher levels of accounts receivables and accrued rebates on our balance sheet. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

Our inventory days on hand increased from 47 days at December 31, 2013 to 56 days at June 30, 2014 primarily to meet anticipated revenue levels in the three months ending September 30, 2014. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing Activities

Investing activities used $17 million in cash in the six months ended June 30, 2014, which was primarily the result of $158 million of capital equipment purchases to support our research and development efforts, offset in part by $90 million from the QLogic Transaction and $57 million in net proceeds of marketable securities. Investing activities used $539 million in cash in the six months ended June 30, 2013, which was primarily the result of $108 million of capital equipment purchases to support our research and development efforts and $431 million in net purchases of marketable securities.

Financing Activities

Our financing activities used $107 million in cash in the six months ended June 30, 2014, which was primarily the result of $191 million in repurchases of our Class A common stock, dividend payments of $140 million and $59 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, or RSUs, offset in part by $283 million in proceeds received from issuances of common stock upon the exercise of stock options. Our financing activities used $155 million in cash in the six months ended June 30, 2013, which was primarily the result of $217 million in repurchases of our Class A common stock, dividend payments of $127 million, and $78 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to RSUs, offset in part by $267 million in proceeds received from issuances of common stock upon the exercise of stock options.

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

Short and Long-Term Financing Arrangements

At June 30, 2014, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

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

The credit facility contains customary representations, warranties and covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We were in compliance with all credit facility debt covenants as of June 30, 2014.

Senior Notes

The following table summarizes details of our senior unsecured notes, or Notes:

June 30, 2014
(In millions)
2.375% fixed-rate notes, due November 2015	$400
2.700% fixed-rate notes, due November 2018	500
2.500% fixed-rate notes, due August 2022	500
$1,400
Unaccreted discount	(5)
$1,395

The outstanding Notes described above contain a number of customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets; enter into sale and lease-back transactions; or merge, consolidate or sell assets. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the Notes.

Other Notes and Borrowings

We had no other significant notes or borrowings as of June 30, 2014.

Commitments and Other Contractual Obligations

There have been no material changes in the six months ended June 30, 2014 to the amounts presented in the table under the "Commitments and Other Contractual Obligations" section in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operation" of our 2013 Annual Report.

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

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S. and expect domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as acquisitions, quarterly dividends, share buy-backs and repayment of debt. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. If we were to repatriate substantially all of our foreign earnings, which are indefinitely reinvested, it would not result in a significant tax liability because the amounts would be offset by our remaining net operating loss and tax credit carryforwards. As of June 30, 2014 we have approximately $2.92 billion of cash, cash equivalents, and marketable securities held by our foreign subsidiaries.

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

Off-Balance Sheet Arrangements

At June 30, 2014 we had no material off-balance sheet arrangements, other than our facility operating leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. The average credit rating of our marketable securities portfolio by major credit rating agencies was Aa3/AA-. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income, net, may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded fixed income investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any fixed income securities we hold are classified as available-for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of shareholders’ equity, net of tax.

To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of June 30, 2014, a 100 basis point increase in interest rates across all maturities would result in a $27 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analysis performed as of June 30, 2014 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2014, the end of the period covered by this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter. Variability in the nature of our operating results may be attributed to the factors identified throughout this “Risk Factors” section, many of which may be outside our control, including:

•	changes in economic conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	our dependence on a few significant customers and/or design wins for a substantial portion of our revenue;

•	our exit or entry into various markets and our ability to align our resources to areas of strategic focus;

•	changes in customer product needs and market acceptance of our products;

•	seasonality in sales of consumer and enterprise products in which our products are incorporated;

•	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	competitive pressures and other factors such as the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	goodwill and other purchased intangible impairment charges;

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

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers represented 44.2%, and 48.6% of our total net revenue in the six months ended June 30, 2014 and 2013, respectively. Sales to two significant customers represented 27.3% and 34.5% of our total net revenue in the six months ended June 30, 2014 and 2013, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. However, we cannot predict whether our decision to exit the cellular baseband business will negatively impact those relationships. The loss of any significant customer could materially and adversely affect our financial condition and results of operations. Also, as our significant customers become larger relative to our business and the industry, they may be able to leverage pricing pressure through the supply chain, vertical integration or other avenues, thereby adversely affecting our gross margins.

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

Through internal growth and acquisitions, we significantly modified the scope of our operations and workforce in recent years. In response to changes in industry and market conditions, we may from time to time strategically realign our resources. These circumstances could cause the need to implement restructuring actions and other cost saving measures. Our operations are characterized by a high percentage of costs that are fixed or difficult to reduce in the short term, such as research and development expenses related to our highly skilled workforce.

As a result of our decision to exit the cellular baseband business and better align our resources to areas of strategic focus, we approved a restructuring plan in the second quarter of 2014. The plan focuses primarily on workforce reductions and facility consolidations. We cannot provide assurance that our restructuring efforts will be successful, that associated cost savings from the cellular baseband business exit will be realized, that future operations will improve or that the completion of the restructuring will not disrupt our operations.

During other periods, our growth has placed a significant strain on our management personnel, systems and resources. To respond to such periods of increased demand, we would need to expand, train, manage and motivate our workforce, and to upgrade or enhance our existing IT systems. For example, in response to prior periods of growth we began upgrading our enterprise resource planning system and expect to continue to do so over the next twelve months. We may not be successful in implementing new systems, which could involve business disruptions, including impeding the shipment of our products. If we are unable to effectively manage expanding operations during growth periods, we may be unable to adjust our business quickly enough to meet competitive challenges or exploit potential market opportunities.

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

Existing or new competitors may develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, lower cost or greater levels of integration. The trend of increasingly integrated SoCs and chipset solutions in particular could pose a risk to various lines of our business, as customers may opt for a solution that includes functionality that was previously sourced from us on a standalone basis, especially with respect to our Connectivity business.

We recently announced our intended exit from the cellular baseband business. There can be no assurance that we will be able to successfully grow or maintain our Connectivity business independent of the cellular baseband business.

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

We expect that a high percentage of our future sales will come from sales of new products. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions and sometimes, short product life cycles. The markets for some of these products are new to us and may be immature and/or unpredictable. These markets may not develop into profitable opportunities and we have in the past invested substantial resources in emerging technologies, including LTE technology, that did not achieve the market acceptance or commercial success that we had expected. As a result, it is difficult to anticipate our future revenue streams from, or the sustainability of, our new products.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to international destinations, primarily in Asia, represented 95.4% and 96.8% of our product revenue in the six months ended June 30, 2014 and 2013, respectively. Substantially all of our products are shipped through our logistical facilities in Singapore. An increasing portion of our product sales is made through international distributors, which increases our exposure to the risks described below. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our international business activities and to open other design and operational centers abroad.

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

Our stock price is highly volatile.

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2012 through June 30, 2014 our Class A common stock has traded at prices as low as $23.25 and as high as $39.66 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

We face a number of challenges associated with our acquisition strategy that could disrupt our ongoing business and distract our management team, including:

•	lower revenue, gross margins and operating income than originally anticipated at the time of acquisition and other financial challenges;

•	delays in the timing and successful integration of an acquired company’s technologies, and/or launch of products;

•	the loss of key personnel;

•	challenges in obtaining necessary transition services; and

•	becoming subject to intellectual property or other litigation.

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

A portion of our inventory is maintained under hubbing and distribution arrangements whereby products are delivered to a customer or third party warehouse based upon the customer’s projected needs. Under these arrangements, we do not recognize product revenue until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Our ability to effectively manage inventory levels may be impaired under such arrangements, which could increase expenses associated with insurance costs, excess and obsolete product inventory and negatively impact our cash flow.

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

As a fabless semiconductor company, we do not own or operate fabrication, assembly or test facilities. As a result, we face competition for manufacturing capacity in the open market. We rely on third parties to manufacture, assemble and test substantially all of our semiconductor devices. Accordingly, we cannot directly control our product delivery schedules and quality assurance. This lack of control could result in product shortages or quality assurance problems. These issues could delay shipments of our products or increase our assembly or testing costs. In addition, the consolidation of foundry subcontractors, as well as the increasing capital intensity and complexity associated with fabrication in smaller process geometries has limited our diversity of suppliers and increased our risk of a “single point of failure.” Specifically, as we move to smaller geometries, we have become increasingly reliant on TSMC (Taiwan Semiconductor Manufacturing Company) for the manufacture of product at and below 40 nanometers. The lack of diversity of suppliers could also drive increased wafer prices, adversely affect our results of operations, including our product gross margins.

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

Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. For instance, the SEC requires disclosures relating to the sourcing of certain minerals from the Democratic Republic of Congo and adjoining countries. Those rules, or similar rules that may be adopted in other jurisdictions, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

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

As of June 30, 2014 our co-founders, directors, executive officers and their respective affiliates beneficially owned 9.3% of our outstanding common stock and held 48.1% of the total voting power held by our shareholders. As a result, the voting power of these shareholders may strongly influence the outcome of matters that require the approval of our shareholders, including the election of our Board of Directors and certain significant corporate transactions. In particular, as of June 30, 2014 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 8.4% of our outstanding common stock and held 47.7% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we may not be able to engage in certain transactions, and our shareholders may not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. In addition, repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended June 30, 2014 we issued approximately 66,000 shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

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

The following table presents details of our various repurchases during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May yet be Purchased under the Plans
	(In millions, except per share data)
April 2014	3.0	$30.56	3.0
May 2014	3.2	31.00	3.2
June 2014	—	—	—
Total	6.2	$30.79	6.2	N/A

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

On June 2, 2014 we filed a Current Report on Form 8-K regarding a potential material impairment in connection with the planned exit from our cellular baseband business. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for updates to that Current Report and for further information.

On June 26, 2014, the Audit Committee of our Board of Directors approved a global restructuring plan that focuses on cost reductions and operating efficiencies, and better aligns our resources to areas of strategic focus. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

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

July 22, 2014