Form 10-Q
period 2014-09-30
BROADCOM CORP
filed 2014-10-21
CIK 1054374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-Q
__________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2014 the registrant had 542 million shares of Class A common stock, $0.0001 par value, and 50 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2014 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,254	$1,657
Short-term marketable securities	1,068	775
Accounts receivable, net	938	795
Inventory	624	525
Prepaid expenses and other current assets	140	163
Total current assets	5,024	3,915
Property and equipment, net	503	593
Long-term marketable securities	2,098	1,939
Goodwill	3,734	3,793
Purchased intangible assets, net	711	1,144
Other assets	145	111
Total assets	$12,215	$11,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$673	$585
Wages and related benefits	244	243
Deferred revenue and income	39	21
Accrued liabilities	755	647
Total current liabilities	1,711	1,496
Long-term debt	1,593	1,394
Other long-term liabilities	288	234
Commitments and contingencies
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	12,510	12,475
Accumulated deficit	(3,845)	(4,107)
Accumulated other comprehensive income	(42)	3
Total shareholders’ equity	8,623	8,371
Total liabilities and shareholders’ equity	$12,215	$11,495

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions, except per share data)
Net revenue:
Product revenue	$2,260	$2,146	$6,285	$6,155
Income from Qualcomm Agreement	—	—	—	86
Total net revenue	2,260	2,146	6,285	6,241
Costs and expenses:
Cost of product revenue	1,077	1,044	3,086	3,062
Research and development	573	609	1,843	1,843
Selling, general and administrative	176	181	543	534
Amortization of purchased intangible assets	8	14	26	43
Impairments of long-lived assets	200	—	390	511
Restructuring costs, net	114	12	142	12
Settlement costs (gains)	2	(75)	20	(75)
Other charges (gains), net	(1)	25	(60)	25
Total operating costs and expenses	2,149	1,810	5,990	5,955
Income from operations	111	336	295	286
Interest expense, net	(17)	(7)	(27)	(24)
Other income (expense), net	9	(4)	4	2
Income before income taxes	103	325	272	264
Provision for income taxes	5	9	10	8
Net income	$98	$316	$262	$256
Net income per share (basic)	$0.17	$0.55	$0.45	$0.45
Net income per share (diluted)	$0.16	$0.55	$0.44	$0.44
Weighted average shares (basic)	591	571	587	573
Weighted average shares (diluted)	607	578	598	585
Dividends per share	$0.12	$0.11	$0.36	$0.33

The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited condensed consolidated statements of income above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Cost of product revenue	$6	$6	$17	$19
Research and development	73	86	237	280
Selling, general and administrative	28	33	86	102

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Net income	$98	$316	$262	$256
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2014 and 2013	(56)	18	(43)	19
Unrealized gains (losses) on marketable securities, net of $0 tax in 2014 and 2013	(3)	4	(2)	(1)
Other comprehensive income (loss)	(59)	22	(45)	18
Comprehensive income	$39	$338	$217	$274

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2014	2013
	(In millions)
Operating activities
Net income	$262	$256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141	122
Stock-based compensation expense	340	401
Acquisition-related items:
Amortization of purchased intangible assets	169	172
Impairments of long-lived assets	390	511
Gain on sale of assets and other	(44)	(2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(143)	(112)
Inventory	(100)	(14)
Prepaid expenses and other assets	7	3
Accounts payable	97	(20)
Deferred revenue	98	(11)
Other accrued and long-term liabilities	75	88
Net cash provided by operating activities	1,292	1,394
Investing activities
Net purchases of property and equipment	(214)	(172)
Net cash paid for acquired companies	(9)	—
Proceeds from sale of certain assets and other	90	—
Purchases of marketable securities	(1,868)	(2,214)
Proceeds from sales and maturities of marketable securities	1,417	1,496
Net cash used in investing activities	(584)	(890)
Financing activities
Issuance of long-term debt, net	592	—
Payments of long-term debt	(400)	—
Repurchases of Class A common stock	(418)	(595)
Dividends paid	(211)	(190)
Proceeds from issuance of common stock	419	292
Minimum tax withholding paid on behalf of employees for restricted stock units	(93)	(104)
Net cash used in financing activities	(111)	(597)
Increase (decrease) in cash and cash equivalents	597	(93)
Cash and cash equivalents at beginning of period	1,657	1,617
Cash and cash equivalents at end of period	$2,254	$1,524

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

For a complete summary of our significant accounting policies, please refer to Note 1, “Summary of Significant Accounting Policies,” in Part IV, Item 15 of our 2013 Annual Report. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2014.

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

2.	Supplemental Financial Information

The following tables present details of our condensed consolidated financial statements:

Inventory

	September 30, 2014	December 31, 2013
	(In millions)
Work in process	$282	$202
Finished goods	342	323
	$624	$525

Accrued Liabilities

	September 30, 2014	December 31, 2013
	(In millions)
Accrued rebates	$494	$409
Accrued royalties	21	15
Accrued settlement charges	25	66
Accrued legal costs	9	15
Accrued taxes	22	20
Warranty reserve	8	19
Restructuring liabilities	72	17
Other	104	86
	$755	$647

Other Long-Term Liabilities

	September 30, 2014	December 31, 2013
	(In millions)
Deferred rent	$41	$46
Accrued taxes	73	72
Deferred tax liabilities	25	35
Accrued settlement charges	18	25
Deferred revenue	113	33
Other long-term liabilities	18	23
	$288	$234

Accrued Rebate Activity

The following table summarizes activity related to accrued rebates:

	Nine Months Ended
	September 30,
	2014	2013
	(In millions)
Beginning balance	$409	$383
Charged as a reduction of revenue	615	617
Reversal of unclaimed rebates	(28)	(15)
Payments	(502)	(463)
Ending balance	$494	$522

We recorded customer rebates of $251 million and $264 million in the three months ended September 30, 2014 and 2013, respectively.

Income from the Qualcomm Agreement

For a discussion of income from our April 2009 agreement with Qualcomm Incorporated, or the Qualcomm Agreement, please refer to Note 1, “Summary of Significant Accounting Policies,” in Part IV, Item 15 of our 2013 Annual Report. The
income from the Qualcomm Agreement terminated in April 2013.

Other Charges (Gains), Net

In March 2014 we sold certain Ethernet controller-related assets and provided non-exclusive licenses to intellectual property, including a non-exclusive patent license, to QLogic Corporation for a total of $209 million, referred to as the QLogic Transaction. The transaction was accounted for as a multiple element arrangement, which primarily included (i) the sale of certain assets (constituting a business for accounting purposes), (ii) the licensing of certain intellectual property and (iii) a long-term supply agreement. In connection with the transaction, we recorded a gain on the sale of assets of $48 million (net of a goodwill adjustment of $37 million) and deferred revenue of $120 million. The revenue related to the license agreement ($76 million) and the supply agreement ($44 million) will be amortized over approximately seven years. The operating gain was recorded in “Other charges (gains), net” included in our unaudited condensed consolidated statements of income for the nine months ended September 30, 2014.

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

In April 2009 we established the Broadcom Foundation to support science, technology, engineering and mathematics programs, as well as a broad range of community services. In September 2013 we contributed $25 million to the Broadcom Foundation. This payment was recorded in “Other charges (gains), net” in our unaudited statement of income in the three and nine months ended September 30, 2013.

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

The following table presents the computation of net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions, except per share data)
Numerator: Net income	$98	$316	$262	$256
Denominator for net income per share (basic)	591	571	587	573
Effect of dilutive securities:
Stock awards	16	7	11	12
Denominator for net income per share (diluted)	607	578	598	585
Net income per share (basic)	$0.17	$0.55	$0.45	$0.45
Net income per share (diluted)	$0.16	$0.55	$0.44	$0.44

Net income per share (diluted) does not include the effect of anti-dilutive potential common shares resulting from outstanding equity awards. There were 8 million and 47 million anti-dilutive potential common shares in the three months ended September 30, 2014 and 2013, respectively and 13 million and 39 million anti-dilutive potential common shares in the nine months ended September 30, 2014 and 2013, respectively.

Supplemental Cash Flow Information

In the nine months ended September 30, 2014, we paid $29 million for capital equipment that was accrued as of December 31, 2013 and had billings of $16 million for capital equipment that were accrued but not yet paid as of September 30, 2014.

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

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and marketable securities’ costs, gross unrealized gains, gross unrealized losses and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities:

	September 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$549	$—	$—	$549	$549	$—	$—
Level 1:
Bank and time deposits	963	—	—	963	963	—	—
Money market funds	200	—	—	200	200	—	—
U.S. treasury and agency obligations	1,252	1	(1)	1,252	1	136	1,115
Subtotal	2,415	1	(1)	2,415	1,164	136	1,115
Level 2:
Commercial paper	638	—	—	638	525	113	—
Corporate bonds	1,693	2	(1)	1,694	—	783	911
Asset-backed securities and other	124	—	—	124	16	36	72
Subtotal	2,455	2	(1)	2,456	541	932	983
Level 3:
None	—	—	—	—	—	—	—
Total	$5,419	$3	$(2)	$5,420	$2,254	$1,068	$2,098

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$307	$—	$—	$307	$307	$—	$—
Level 1:
Bank and time deposits	474	—	—	474	474	—	—
Money market funds	277	—	—	277	277	—	—
U.S. treasury and agency obligations	1,005	1	—	1,006	—	205	801
Subtotal	1,756	1	—	1,757	751	205	801
Level 2:
Commercial paper	690	—	—	690	599	91	—
Corporate bonds	1,591	3	(1)	1,593	—	477	1,116
Asset-backed securities and other	24	—	—	24	—	2	22
Subtotal	2,305	3	(1)	2,307	599	570	1,138
Level 3:
None	—	—	—	—	—	—	—
Total	$4,368	$4	$(1)	$4,371	$1,657	$775	$1,939

There were no transfers between Level 1, Level 2 or Level 3 securities in the nine months ended September 30, 2014. All of our long-term marketable securities had maturities of between one and three years in duration at September 30, 2014. Our cash, cash equivalents and marketable securities at September 30, 2014 consisted of $2.72 billion held domestically, with the remaining balance of $2.70 billion held by our foreign subsidiaries.

At September 30, 2014 we had 153 investments with a fair value of $1.37 billion that were in an unrealized loss position for less than twelve months. Our gross unrealized losses of $2 million for these investments at September 30, 2014 were due to changes in market rates. We have determined that the gross unrealized losses on these investments at September 30, 2014 are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.

Instruments Not Recorded at Fair Value on a Recurring Basis. We measure the fair value of our long-term debt carried at amortized cost quarterly for disclosure purposes. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $1.59 billion and $1.37 billion as of September 30, 2014 and December 31, 2013, respectively. The recorded values of all our accounts receivable and accounts payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

4.	Income Taxes

The following table presents details of the provision for income taxes and our effective tax rates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions, except percentages)
Provision for income taxes	$5	$9	10	8
Effective tax rates	4.9%	2.8%	3.7%	3.0%

The differences between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at substantially lower rates than the federal statutory rate and domestic tax losses recorded without tax benefits. In determining our annualized effective tax rates, the tax effects of the impairments of long-lived assets, restructuring costs, and settlement gains of significant portion of assets within a trade or business, were treated as discrete items and resulted in the recording of discrete tax benefits of $5 million and $10 million for the nine months ended September 30, 2014 and 2013, respectively. We also recorded discrete tax benefits for audit settlements and expirations of the statutes of limitations for the assessment of taxes in various foreign jurisdictions of $4 million, $13 million, $3 million and $9 million in the three and nine months ended September 30, 2014 and 2013, respectively.

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax liabilities of $6 million and $24 million at September 30, 2014 and December 31, 2013, respectively.

In the three months ended September 30, 2014, we completed the Internal Revenue Service examination of our income tax returns for the 2007, 2008 and 2009 tax years. The results of the audit had no material effect on our unaudited condensed consolidated financial statements.

5.	Debt and Credit Facility

Senior Notes

The following table presents details of our senior notes, or the Notes, as of the dates listed below:

Date	Maturity	Interest	Effective	Issuance	September 30,	December 31,
Issued	Date	Rate	Yield	Price	2014	2013
					(In millions)
November 2010	November 2015	2.375%	2.494%	99.444%	$—	$400
November 2011	November 2018	2.700	2.762	99.609	500	500
August 2012	August 2022	2.500	2.585	99.255	500	500
July 2014	August 2024	3.500	3.546	99.615	350	—
July 2014	August 2034	4.500	4.546	99.400	250	—
					1,600	1,400
	Unaccreted discount				(7)	(6)
	Long-term debt				$1,593	$1,394

In July 2014 we issued senior unsecured notes in an aggregate principal amount of $600 million. In August 2014 we redeemed $400 million principal aggregate amount of our senior notes that were due November 2015, or the 2015 Notes. We used a portion of the net proceeds from the senior unsecured notes issued in July 2014 to redeem the 2015 Notes and intend to use the remaining net proceeds for general corporate purposes. In the three and nine months ended September 30, 2014, we recorded $11 million of interest expense, which stemmed from $10 million of premium paid upon redemption of the 2015 Notes and $1 million related to the write-off of related debt issuance costs.

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

Credit Facility

In November 2010 we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $500 million. We amended this credit facility in July 2014 primarily to extend the maturity date to July 31, 2019, at which time all outstanding revolving facility loans (if any) and accrued and unpaid interest must be repaid. The July 2014 amendment to the credit facility also removed the consolidated interest coverage ratio financial covenant, removed the negative covenants restricting investments and restricted payments, and removed the highest pricing in the pricing grid for determining the interest rate margins applicable to loans made under the credit facility and the commitment fee paid on the amount of the unused commitments. We have not drawn on our credit facility to date.

The credit facility contains customary representations, warranties and covenants. The financial covenant in the credit facility requires us to maintain a consolidated leverage ratio of no more than 3.25:1.00.

6.	Shareholders’ Equity

Quarterly Dividend

In January 2014 our Board of Directors adopted an amendment to the existing dividend policy pursuant to which we increased the quarterly cash dividend by 9% to $0.12 per share ($0.48 per share on an annual basis) payable to holders of our common stock. In the three and nine months ended September 30, 2014 and 2013 we paid $71 million, $63 million, $211 million and $190 million, respectively, in dividends to holders of our Class A and Class B common stock.

Share Repurchase Programs

In February 2010 we announced that our Board of Directors had authorized an “evergreen” share repurchase program intended to offset dilution of incremental grants of stock awards associated with our stock incentive plans. The maximum number of shares of our Class A common stock that may be repurchased in any one year under this program (including under an accelerated share repurchase agreement or similar arrangement) is equal to the total number of shares issued pursuant to our equity awards in the previous year and the current year. This program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. It may also be complemented with one or more additional share repurchase programs in the future. Under the evergreen program, we repurchased 6.0 million and 12.2 million shares of our Class A common stock at a weighted average price of $37.86 and $34.26 in the three and nine months ended September 30, 2014, respectively.

Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Our share repurchase programs do not obligate us to acquire any particular amount of our stock and may be suspended at any time at our discretion.

7.	Employee Benefit Plans

Combined Incentive Plan Activity

Restricted stock unit activity is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2013	24	$34.91
Restricted stock units granted	14	30.10
Restricted stock units cancelled	(5)	32.66
Restricted stock units vested	(9)	34.97
Balance at September 30, 2014	24	$32.52

Stock option activity is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
	(In millions, except per share data)
Balance at December 31, 2013	39	$30.39
Options cancelled	(1)	37.32
Options exercised	(14)	24.95
Balance at September 30, 2014	24	$33.09

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2014 through 2018 related to unvested share-based payment awards:

	2014	2015	2016	2017	2018	Total
	(In millions)
Unearned stock-based compensation	$98	$298	$191	$98	$16	$701

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

Litigation

We and certain of our subsidiaries are involved in various intellectual property and other proceedings, claims and litigation arising in the ordinary course of our business. While there can be no assurance, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position. We will disclose the nature of any such matter if we believe it to be material, along with (i) any accrual for loss contingencies associated with such legal proceedings; (ii) any determination by us that an unfavorable outcome is probable or reasonably possible; and (iii) the amount or range of any possible loss or a statement that we cannot reasonably estimate an amount or a range of possible loss.

Particularly in the early stages of intellectual property proceedings, an assessment of materiality may be complicated by limited information, including, for example, about the patents-in-suit and Broadcom products against which the patents are being asserted. Accordingly, our assessment of materiality may change in the future based upon availability of discovery and further developments in the proceedings at issue. Some of the intellectual property proceedings may involve, for example, “non-practicing entities” asserting claims against certain of our products. The resolution of intellectual property litigation can include, among other things, payment of damages, royalties, or other amounts, which could adversely impact our product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees may perform for us. In addition, from time to time we are approached by holders of intellectual property, including non-practicing entities, to engage in discussions about our obtaining licenses to their intellectual property. We will disclose the nature of any such discussions if we determine that (i) it is probable an intellectual property holder will assert a claim of infringement, (ii) there is a reasonable possibility the outcome (assuming assertion) will be unfavorable, and (iii) the resulting liability would be material to our financial condition or results of operations.

The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

Settlement Costs

From time to time we may enter into confidential discussions regarding the potential settlement of pending intellectual property or proceedings, claims or litigation; however, there can be no assurance that any such discussions will occur or will result in a settlement. In the course of such settlement discussions, if we conclude that a settlement loss is probable and the amount is reasonably estimable we may record settlement costs, notwithstanding not having reached a final settlement agreement. There are a variety of factors that influence our decisions to settle and the amount we may choose to pay, including the strength of our case, developments in the litigation, the behavior of other interested parties, the demand on management time and the possible distraction of our employees associated with the case and/or the possibility that we may be subject to an injunction or other equitable remedy. In light of the numerous factors that go into a settlement decision, it is difficult to predict whether a settlement is possible, the appropriate terms of a settlement or the opportune time to settle a matter. The settlement of any pending litigation or other proceedings could require us to incur substantial settlement payments and costs. Furthermore, the settlement of any intellectual property proceeding may require us to grant a license to certain of our intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.

We recorded settlement costs of $2 million and $20 million in the three and nine months ended September 30, 2014, respectively, related to the settlement of patent infringement claims. We recorded settlement gains of $75 million in the three and nine months ended September 30, 2013.

9.	Exit of Cellular Baseband Business

Restructuring Costs

On June 2, 2014, we announced that we were exploring strategic alternatives, including a potential sale and/or wind-down, for our cellular baseband business, previously included in our former Mobile and Wireless reportable segment. See Note 11 for a discussion of our reportable segments. We reached this decision based on our conclusion that the commercial and economic opportunity in this business was not sufficiently compelling to justify the continued investment, especially when compared to other opportunities within our product portfolio. On June 26, 2014, the Audit Committee of our Board of Directors approved a global restructuring plan, or the 2014 Plan, that focuses on cost reductions and operating efficiencies and better aligns our resources to areas of strategic focus.

As of June 30, 2014 we had not made a determination as to whether we would exit the cellular baseband business through a sale or wind-down.  Therefore, the restructuring plan relating to cellular baseband employees (who were primarily engaged in research and development) was subject to significant change and uncertainty since the plan was dependent upon the outcome of our effort to sell the business. In July 2014 we decided to pursue a wind-down of the cellular baseband business. As a result, we have begun to (i) reduce our worldwide headcount by approximately 2,300 employees, (ii) close or consolidate up to 18 locations and (iii) terminate certain contracts. Communications to impacted employees began in July 2014. The restructuring charges related to the cellular baseband business were considered a non-recognizable subsequent event for financial reporting purposes for the three months ended June 30, 2014.

In the nine months ended September 30, 2014, we recorded $136 million in restructuring charges. These charges are comprised of (i) $18 million recognized in the three months ended June 30, 2014 for ongoing termination benefits for employees performing selling, general and administrative and other corporate functions, (ii) $108 million recognized in the three months ended September 30, 2014 for termination benefits primarily for employees performing research and development and marketing functions in the cellular baseband business and (iii) $5 million in each of the three months ended June 30, 2014 and September 30, 2014, respectively, primarily for certain non-cancelable contract costs. We expect to record additional restructuring charges of approximately $60 million over the next twelve months for costs associated with certain non-cancelable contract and facilities costs.

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

The following table summarizes activity related to our restructuring liabilities:

	2014 Plan	2013 Plan	Total
	(In millions)
Balance at December 31, 2013	$—	$17	17
Charged to expense	136	6	142
Cash payments	(66)	(21)	(87)
Balance at September 30, 2014	$70	$2	$72

Impairment Charges

In connection with our decision to exit the cellular baseband business, previously included in our former Mobile and Wireless reportable segment, we recorded $130 million of non-cash charges for the impairment of certain long-lived assets and $34 million of inventory charges in the three months ending June 30, 2014. We wrote down the value of property and equipment related to the cellular baseband business by $104 million to reflect the fair value of these assets on an in-exchange basis. In determining the fair value of the assets, we used a market based approach to estimate the value we could receive in the open market, and subtracted the cost to sell those assets. We also performed a detailed analysis of our electronic design automation, or EDA, tools and technology licenses that relate to our cellular baseband business. Because the majority of these EDA tools and technology licenses are not transferable and will have no useful applications for our remaining operations, we recorded an impairment charge of $19 million related to these licenses. We also recorded impairment charges of purchased intangible assets of $2 million and other assets of $5 million. The impairment charges were recorded in “Impairment of Long-Lived Assets” and the inventory charge was recorded in “Cost of Product Revenue” included in our unaudited condensed consolidated statements of income for the nine months ended September 30, 2014.

10.	Goodwill and Purchased Intangible Assets

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband and Connectivity	Infrastructure and Networking	Foreign Currency	Consolidated
	(In millions)
Goodwill	$1,823	$3,778	$21	$5,622
Accumulated impairment losses	(543)	(1,286)	—	(1,829)
Goodwill at December 31, 2013	$1,280	$2,492	$21	$3,793
Goodwill recorded in connection with acquisitions	5	—	—	5
Transfer due to reorganization (Note 11)	(26)	26	—	—
Adjustment due to sale of certain assets (Note 2)	—	(37)	—	(37)
Effects of foreign currency translation	—	—	(27)	(27)
Goodwill at September 30, 2014	$1,259	$2,481	$(6)	$3,734

As discussed in Notes 9 and 11, in connection with the wind-down of our cellular baseband business, we underwent certain organizational changes that resulted in the elimination of our former Mobile and Wireless reportable segment and combined our Broadband Communications reportable segment with substantially all of the remaining portion of our Mobile and Wireless reportable segment. The new combined segment is the Broadband and Connectivity reportable segment. Goodwill of $515 million in the former Mobile and Wireless reportable segment was allocated between the Broadband and Connectivity, and Infrastructure and Networking reportable segments, in the amounts of $489 million and $26 million, respectively, based on relative fair value. We also tested goodwill for impairment before and after the organizational changes, and concluded that goodwill was not impaired.

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	September 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Developed technology	$1,258	$(583)	$675	$1,492	$(539)	$953
In-process research and development	18	—	18	130	—	130
Customer relationships	178	(162)	16	232	(176)	56
Other	33	(31)	2	34	(29)	5
	$1,487	$(776)	$711	$1,888	$(744)	$1,144

In the nine months ended September 30, 2014 we reclassified $78 million of in-process research and development, or IPR&D costs, to developed technology primarily related to knowledge-based processors from our acquisition of NetLogic Microsystems, Inc., or NetLogic.

Impairment of Purchased Intangible Assets

In the three months ended March 31, 2014 we recorded impairment charges primarily for developed technology of $25 million, of which $19 million was related to our acquisition of SC Square Ltd., or SC Square, and $5 million related to the purchase of LTE-related assets from affiliates of Renesas Electronics Corporation, or the Renesas Transaction, each included in our former Mobile and Wireless reportable segment. The primary factors contributing to these impairment charges were (i) for SC Square, the discontinuation of certain security solutions and (ii) for the Renesas Transaction, a reduction in revenue expectations related to an acquired legacy LTE modem product and an associated decrease to the respective estimated cash flows.

In the three months ended June 30, 2014 and September 30, 2014, we recorded impairment charges of $35 million and $200 million, respectively, primarily related to our acquisition of NetLogic, included in our Infrastructure and Networking reportable segment. Impairment charges related to developed technology of our embedded processor products were $35 million and $115 million in the three months ended June 30, 2014 and September 30, 2014, respectively, and $12 million in the three months ended September 30, 2014 for IPR&D of our embedded processor products. We have seen continued reduction in customer design activity for MIPS-based embedded processors, which negatively impacts our previous forecast, primarily due to customers increasingly selecting alternative solutions for next generation core network architectures. The remaining impairment charges in the three months ended September 30, 2014 were comprised of $37 million and $20 million related to developed technology and IPR&D, respectively, of our knowledge-based processor, or KBP, products and $16 million of customer relationships. The primary factor driving the impairment of our KBP assets was a long term reduction in demand for KBPs in edge and core routers, which negatively impacted our previous forecast.

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

During the six months ended June 30, 2013, there was a steady reduction in near-term sales forecasts for NetLogic products sold into the service provider market, which caused us to review our long-term forecasts. In addition, we downwardly revised our longer term expectations of the size of the addressable market for these products. As a result of these triggering events, we performed a detailed impairment analysis of the long-lived assets associated with these products during the three months ended June 30, 2013. Based on our analysis, we determined certain assets acquired from NetLogic were not recoverable and impaired, requiring us to reduce the associated carrying value to fair value. Specifically, we impaired $238 million of developed technology, $88 million of IPR&D and $48 million of customer relationships related to our embedded processor and KBP products. We also impaired $87 million of developed technology related to our DFE processor products. For DFE, one of our smaller product lines, our customers indicated that they prefer custom solutions as opposed to standard merchant solutions. In response, we have decided to redirect our efforts by focusing on developing customized solutions, and have consequently fully impaired the assets related to the acquired DFE merchant product line.

The primary factor contributing to the Provigent impairment for developed technology in the three months ended June 30, 2013 and the charge taken in the three months ended March 31, 2013, primarily for IPR&D of $10 million, was the continued reduction in revenue outlook for certain products and the resulting decrease to the estimated cash flows identified with impaired assets.

Valuation Information

In determining the amount of the impairment charges we calculated fair values as of the impairment dates for acquired intangible assets. We used several variations of the income approach to compute the fair values, including the multiple period excess earnings, relief from royalty, and incremental cash flow methods. These methods employ significant unobservable inputs categorized as Level 3 inputs. The key unobservable inputs utilized include discount rates ranging from 16% to 22%, a market participant tax rate of 17%, and estimated level of future cash flows based on current product and market data.

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Cost of product revenue	$46	$42	$143	$129
Other operating expenses	8	14	26	43
	$54	$56	$169	$172

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), which is currently estimated to be expensed in the remainder of 2014 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2014	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Cost of product revenue	$42	$145	$117	$99	$84	$206	$693
Other operating expenses	3	4	4	2	2	3	18
	$45	$149	$121	$101	$86	$209	$711

11.	Reportable Segments, Significant Customer and Geographical Information

Reportable Segments

Our net revenue is generated principally from sales of integrated circuit products. While we derive some revenue from other sources, such revenue is not material as it represents approximately 1% of our total net revenue and is classified under product revenue for reporting purposes.

With respect to the sales of integrated circuit products, we have over 550 products that are grouped into over 70 product lines. We have concluded that these products constitute a group of similar products within each reportable segment in each of the following respects:

•
the integrated circuits marketed by each of our reportable segments are sold to one type of customer: manufacturers of wired and wireless communications equipment, which incorporate our integrated circuits into their electronic products;

•	the integrated circuits sold by each of our reportable segments use the same standard CMOS manufacturing processes;

•	all of our integrated circuits are manufactured, assembled and tested using the same or similar group of independent, third-party subcontractors; and

•	all of our integrated circuits are sold through a centralized sales force and common wholesale distributors.

Historically, Broadcom had three reportable segments, which were consistent with our target markets. These former segments were: Broadband Communications, Mobile and Wireless, and Infrastructure and Networking. As discussed in Notes 9 and 10, we decided to pursue a wind-down of our cellular baseband business, which business was previously included, along with the Connectivity and Voice over Internet Protocol, or VoIP, businesses, in our former Mobile and Wireless reportable segment.  In connection with the wind-down, we underwent certain organizational changes that resulted in the elimination of the Mobile and Wireless reportable segment.  We reassigned the responsibilities for the Connectivity and VoIP businesses as follows: the executive vice president, or EVP, responsible for the former Broadband Communications reportable segment now also manages our Connectivity business and the EVP responsible for the former Infrastructure and Networking reportable segment now also manages the VoIP business.  Also, as part of this reorganization, certain research and development functions have been merged, streamlined and consolidated within the former Broadband Communications and Infrastructure and Networking reportable segments. Based on these organizational changes and the streamlining of research and development activities, and consistent with how our Chief Executive Officer, who is our chief operating decision maker, or CODM, currently reviews financial information for purposes of allocating resources and assessing performance of these businesses, we determined that we now have two operating segments, which are also our reportable segments: (i) Broadband and Connectivity and (ii) Infrastructure and Networking.

The “Cellular Baseband” category shown in the tables below represents the operations of the cellular baseband business that is currently winding down. As the CODM no longer reviews the financial information for purposes of allocating resources and assessing performance of Cellular Baseband, it does not qualify as an operating and reportable segment. In addition, as Cellular Baseband has not completely ceased operations and will continue to generate revenue, albeit declining, and expenses for the foreseeable future, it does not currently meet the requirements for "discontinued operations" under applicable accounting standards. We have included Cellular Baseband net revenue and operating income (loss) in the below tables as if it did meet the requirements of a reportable segment because we believe this information is useful to users of our financial statements.

We also report an “All Other” category, which included income from the Qualcomm Agreement in prior periods, since it was principally the result of corporate efforts, and also includes operating expenses that we do not allocate to our reportable segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. Operating costs and expenses that are not allocated include stock-based compensation, amortization of purchased intangible assets, amortization of acquired inventory valuation step-up, certain inventory charges relating to our decision to exit our cellular baseband business, impairment of goodwill and other long-lived assets, net settlement costs (gains), net restructuring costs, charitable contributions, non-recurring legal fees, change in contingent earnout liability, gain (loss) on sale of assets, employer payroll tax on certain stock option exercises, and other miscellaneous expenses related to corporate allocations that were either over or under the original projections at the beginning of the year. We include stock-based compensation and acquisition-related items in the “All Other” category as decisions regarding equity compensation are made at the corporate level and our CODM reviews reportable segment performance exclusive of these charges. Our CODM does not review information regarding total assets, interest income or income taxes on a segment basis. The accounting policies for segment reporting are the same as for Broadcom as a whole.

All prior-period amounts have been adjusted retrospectively to reflect our reportable segment changes.  In addition, certain shared operating expenses have been reallocated to our (i) Broadband and Connectivity and (ii) Infrastructure and Networking reportable segments, which expenses represent corporate allocations not expected to be eliminated from the consolidated amounts once we complete the wind-down of Cellular Baseband.

The following tables present details of our reportable segments and the “Cellular Baseband” and “All Other” categories:

	Reportable Segments
	Broadband and Connectivity	Infrastructure and Networking	Total Reportable Segments	Cellular Baseband	All Other	Consolidated
	(In millions)
Three Months Ended September 30, 2014
Net revenue	$1,512	$651	$2,163	$97	$—	$2,260
Operating income (loss)	398	213	611	(35)	(465)	111
Three Months Ended September 30, 2013
Net revenue	$1,403	$587	$1,990	$156	$—	$2,146
Operating income (loss)	336	194	530	(62)	(132)	336

	Reportable Segments
	Broadband and Connectivity	Infrastructure and Networking	Total Reportable Segments	Cellular Baseband	All Other	Consolidated
	(In millions)
Nine Months Ended September 30, 2014
Net revenue	$4,060	$1,900	$5,960	$325	$—	$6,285
Operating income (loss)	940	647	1,587	(281)	(1,011)	295
Nine Months Ended September 30, 2013
Net revenue	$4,107	$1,563	$5,670	$485	$86	$6,241
Operating income (loss)	966	416	1,382	(179)	(917)	286

Included In All Other Category:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Net revenue	$—	$—	$—	$86
Stock-based compensation	$107	$125	$340	$401
Amortization of purchased intangible assets	54	56	169	172
Amortization of acquired inventory step-up and inventory charges related to the exit of the cellular baseband business	(7)	—	27	1
Impairments of long-lived assets	200	—	390	511
Settlement costs (gains)	2	(75)	20	(75)
Restructuring costs, net	114	12	142	12
Other charges (gains), net	(1)	25	(60)	25
Employer payroll tax on certain stock option exercises	1	1	5	4
Miscellaneous corporate allocation variances	(5)	(12)	(22)	(48)
Total other operating costs and expenses	$465	$132	$1,011	$1,003
Total operating loss for the “All Other” category	$(465)	$(132)	$(1,011)	$(917)

Significant Customer and Geographical Information

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Two largest customers	29.9%	34.9%	28.2%	34.6%
Five largest customers as a group	45.4	49.1	44.6	48.3

The geographical distribution of our shipments, as a percentage of product revenue, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
China (exclusive of Hong Kong)	24.7%	25.0%	23.2%	22.9%
Hong Kong	31.6	26.9	30.6	26.9
Singapore, Taiwan, Thailand and Japan	28.8	32.6	30.9	35.8
United States	3.9	4.2	4.4	3.5
Europe	2.0	1.8	2.0	1.8
Other	9.0	9.5	8.9	9.1
	100.0%	100.0%	100.0%	100.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected total net revenue, costs and expenses and product and total gross margin; our accounting estimates, assumptions and judgments; the amount and timing of reduced research & development and selling, general & administrative expenses resulting from the exit of our cellular baseband business, the amount of additional restructuring charges related to the exit of our cellular baseband business, our ability to drive growth through our planned reinvestments in our Broadband & Connectivity, and Infrastructure & Networking businesses; the demand for our products; our dependence on a few key customers and/or design wins for a substantial portion of our revenue; our commitment to research and development efforts; the accuracy of our estimates and forecasts; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense and stock-based compensation as a percentage of revenue; manufacturing, assembly and test capacity; the effect that economic conditions, seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our ability to adjust operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to consummate acquisitions and integrate their operations successfully; our ability to migrate to smaller process geometries; our success in pending intellectual property litigation matters; our potential needs for additional capital; inventory and accounts receivable levels; our ability to permanently reinvest our foreign earnings; the effect of potential changes in U.S. or foreign tax laws and regulations or the interpretation thereof; the level of accrued rebates; and our intention to continue to pay dividends. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

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

Our solutions are used globally by leading manufacturers and are embedded in an array of communications products . Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into products used in multiple platforms. We utilize independent foundries and third-party subcontractors to manufacture, assemble and test all of our semiconductor products. Our diverse product portfolio includes:

•	highly-integrated and complete platform solutions for set-top boxes and broadband access;

•	platforms primarily for mobile devices that include low-power, high-performance and highly integrated wireless connectivity solutions, cellular SoCs and other technologies; and

•
highly-integrated platforms for infrastructure deployments that include Ethernet switches and PHYs, automotive Ethernet, communication processors and wireless infrastructure solutions, and Ethernet controllers.

Operating Results for the Three and Nine Months Ended September 30, 2014

In the three months ended September 30, 2014 our net income was $98 million, as compared to a net loss of $1 million in the three months ended June 30, 2014. This increase was the result of an increase in net revenue of $219 million and a gross profit margin improvement of 150 basis points, combined with a net reduction of $67 million in research and development and selling, general and administrative expenses, primarily associated with the restructuring plan that we initiated in July 2014. The increase in profitability was partially offset by net increases to restructuring costs of $91 million and impairment of long-lived assets of $35 million. In the three months ended September 30, 2014 our net income was $98 million, as compared to net income of $316 million in the three months ended September 30, 2013. This decrease was primarily the result of impairment of purchased intangible assets of $200 million and restructuring costs of $114 million recorded in the three months ended September 30, 2014, partially offset by an increase in net revenue of $114 million. In the nine months ended September 30, 2014 our net income was $262 million, as compared to net income of $256 million in the nine months ended September 30, 2013. The increase in profitability was primarily the result of a net decrease in charges for the impairment of long-lived assets of $121 million and increase in other gains of $85 million, offset in part by decrease in settlement gains of $95 million and a net increase in restructuring charges of $130 million.

Reportable Segments

All prior-period amounts below have been adjusted retrospectively to reflect our reportable segment changes.  For additional information about our changes in reportable segments and the “All Other” category (including revenue and expense items reported under the “All Other” category), see further discussion in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements as well as the“Net Revenue by Reportable Segments” discussion below.

The following table presents details of our reportable segments, and the “Cellular Baseband” and “All Other” categories:

	Reportable Segments		Total Reportable Segments
	Broadband and Connectivity	Infrastructure and Networking		Cellular Baseband	All Other	Consolidated
	(In millions)
Three Months Ended September 30, 2014
Net revenue	$1,512	$651	$2,163	$97	$—	$2,260
Operating income (loss)	398	213	611	(35)	(465)	111
Three Months Ended June 30, 2014
Net revenue	$1,302	$655	$1,957	$84	$—	$2,041
Operating income (loss)	297	244	$541	(128)	(399)	14
Three Months Ended September 30, 2013
Net revenue	$1,403	$587	$1,990	$156	$—	$2,146
Operating income (loss)	336	194	530	(62)	(132)	336

	Reportable Segments		Total Reportable Segments
	Broadband and Connectivity	Infrastructure and Networking		Cellular Baseband	All Other	Consolidated
	(In millions)
Nine Months Ended September 30, 2014
Net revenue	$4,060	$1,900	$5,960	$325	$—	$6,285
Operating income (loss)	940	647	1,587	(281)	(1,011)	295
Nine Months Ended September 30, 2013
Net revenue	$4,107	$1,563	$5,670	$485	$86	$6,241
Operating income (loss)	966	416	1,382	(179)	(917)	286

We have provided combined financial information for our Broadband and Connectivity and Infrastructure and Networking reportable segments above (shown as “Total Reportable Segments”) to assist in understanding the trends of our ongoing business. The “Cellular Baseband” category shown in the tables above represents the operations of the cellular baseband business that is currently winding down. In addition, as Cellular Baseband has not completely ceased operations and will continue to generate revenue, albeit declining, and expenses for the foreseeable future, it does not currently meet the requirements for “discontinued operations” under applicable accounting standards. We have included net revenue and operating income (loss) in the above tables as if it did meet the requirements of a reportable segment because we believe this information is useful to readers of our financial statements. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

The increase in operating income for our Broadband and Connectivity reportable segment in the three months ended September 30, 2014, as compared to the three months ended June 30, 2014 and September 30, 2013, resulted primarily from a 16.1% and 7.8% increase in net revenue, respectively, offset in part by additional research and development expenses. The decrease in operating income for our Infrastructure and Networking reportable segment in the three months ended September 30, 2014, as compared to the three months ended June 30, 2014, resulted primarily from inventory charges related to certain Ethernet switches and PHY products. The increase in operating income for the nine months ended September 30, 2014, as compared to nine months ended September 30, 2013, for our Infrastructure and Networking reportable segment was driven primarily by relatively flat operating expenses, while increasing revenue by 21.6%. As discussed below under “Exit of Cellular Baseband Business,” we decided to wind down our cellular baseband business as the commercial and economic opportunity is not sufficient to justify the continued investment.

As discussed in further detail elsewhere in this Report, other highlights during the nine months ended September 30, 2014 include the following:

•	Our cash and cash equivalents and marketable securities were $5.42 billion at September 30, 2014, compared with $4.37 billion at December 31, 2013.

•	We generated cash flow from operations of $1.29 billion during the nine months ended September 30, 2014, as compared to $1.39 billion in the nine months ended September 30, 2013.

•
In January 2014 our Board of Directors adopted an amendment to our existing dividend policy pursuant to which we increased our quarterly cash dividend by 9% to $0.12 per share ($0.48 per share on an annual basis) payable to holders of our common stock.

•	We repurchased 6.0 million and 12.2 million shares of our Class A common stock at a weighted average prices of $37.86 and $34.26 in the three and nine months ended September 30, 2014, respectively.

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

•	In June 2014 and September 2014, we recorded purchased intangible impairment charges of $35 million and$200 million, respectively, related to our acquisition of NetLogic.

•
In July 2014 we issued senior unsecured notes in an aggregate principal amount of $600 million, which consist of $350 million aggregate principal amount of notes that mature in July 2024 and bear interest at fixed rate of 3.500% per annum, and $250 million aggregate principal amount of notes that mature in July 2034 and bear interest at fixed rate of 4.500% per annum.

•
In August 2014 we utilized a portion of our net proceeds from the issuance of senior unsecured notes discussed above to redeem $400 million principal aggregate amount of our 2.375% senior notes that were due November 2015. As a result of the transaction we recorded interest expense of $11 million in the three months ended September 30, 2014, primarily from premium paid upon redemption of the notes.

•
As discussed below under “Exit of Cellular Baseband Business,” we recorded $136 million of restructuring costs, $130 million of non-cash charges for the impairment of certain long-lived assets and $27 million for inventory charges in the nine months ended September 30, 2014.

Exit of Cellular Baseband Business

On June 2, 2014 we announced that we were exploring strategic alternatives, including a potential sale and/or wind-down, for our cellular baseband business, previously included in our former Mobile and Wireless reportable segment. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent changes to our reportable segments. We reached this decision based on our conclusion that the commercial and economic opportunity in this business was not sufficiently compelling to justify the continued investment, especially when compared to other opportunities within our product portfolio. On June 26, 2014 the Audit Committee of our Board of Directors approved a global restructuring plan that focuses on cost reductions and operating efficiencies and better aligns our resources to areas of strategic focus.

As of June 30, 2014 we had not made a determination as to whether we would exit the cellular baseband business through a sale or wind-down.  Therefore, the restructuring plan relating to cellular baseband employees (who were primarily engaged in research and development) was subject to significant change and uncertainty since the plan was dependent upon the outcome of our effort to sell the business. In July 2014 we decided to pursue a wind-down of the cellular baseband business. As a result, we have begun to (i) reduce our worldwide headcount by approximately 2,300 employees, (ii) close or consolidate up to 18 locations and (iii) terminate certain contracts. Communications to impacted employees began in July 2014. The restructuring charges related to the cellular baseband business were considered a non-recognizable subsequent event for financial reporting purposes for the three months ended June 30, 2014.

In the nine months ended September 30, 2014, we recorded $136 million in restructuring charges. These charges are comprised of (i) $18 million recognized in the three months ended June 30, 2014 for ongoing termination benefits for employees related to selling, general and administrative and other corporate functions, (ii) $108 million recognized in the three months ended September 30, 2014 for termination benefits primarily for employees related to research and development and marketing functions in the cellular baseband business, and (iii) $5 million in each of the three months ended June 30, 2014 and September 30, 2014, respectively, primarily for certain non-cancelable contract costs. We expect to record additional restructuring charges of approximately $60 million over the next twelve months for costs associated with certain non-cancelable contract and facilities costs.

Restructuring costs are primarily comprised of cash-based termination benefits and contract costs to be incurred without economic benefit. Due to various complexities in our international locations, some employee terminations may not be complete for some time. We anticipate most of the expenses associated with this plan will be recognized within the next twelve months.

As part of these actions, we also recorded $130 million of non-cash charges for the impairment of certain long-lived assets and $34 million of inventory charges in the three months ending June 30, 2014. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

The wind-down of the cellular baseband business and associated cost saving initiatives is currently expected to result in up to approximately $650 million reduction in annualized research and development and selling, general and administrative expenses, of which up to approximately $50 million relates to estimated reductions in stock-based compensation. Stock-based compensation savings was reduced by approximately $50 million from our original estimate due to the eventual geographical mix of employees that were terminated, their years of service and their resulting equity holdings. We currently expect to organically reinvest approximately $50 million of these savings on an annualized basis into projects in our Broadband and Connectivity and Infrastructure and Networking reportable segments. This incremental spending is currently expected to strengthen and accelerate our plans in the area of small cells, embedded processing and low-power connectivity.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the nine months ended September 30, 2014.

Results of Operations

The following table sets forth certain Unaudited Condensed Consolidated Statements of Income data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net revenue:
Product revenue	100.0%	100.0%	100.0%	100.0%	98.6%
Income from Qualcomm Agreement	—	—	—	—	1.4
Total net revenue	100.0	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of product revenue	47.7	49.2	48.6	49.1	49.1
Research and development	25.3	31.1	28.3	29.4	29.4
Selling, general and administrative	7.8	8.9	8.4	8.6	8.6
Amortization of purchased intangible assets	0.4	0.4	0.7	0.4	0.7
Impairments of long-lived assets	8.8	8.1	—	6.2	8.2
Restructuring costs, net	5.0	1.1	0.6	2.3	0.2
Settlement costs (gains)	0.1	0.8	(3.5)	0.3	(1.2)
Other charges (gains), net	—	(0.3)	1.2	(1.0)	0.4
Total operating costs and expenses	95.1	99.3	84.3	95.3	95.4
Income from operations	4.9	0.7	15.7	4.7	4.6
Interest expense, net	(0.8)	(0.2)	(0.3)	(0.4)	(0.4)
Other income (expense), net	0.5	(0.5)	(0.3)	—	—
Income before income taxes	4.6	—	15.1	4.3	4.2
Provision for income taxes	0.3	—	0.4	0.1	0.1
Net income (loss)	4.3%	—%	14.7%	4.2%	4.1%

The following table presents supplementary financial data as a percentage of net revenue:

	Three Months Ended			Nine Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Revenue
Broadband and Connectivity	66.9%	63.8%	65.3%	64.6%	65.8%
Infrastructure and Networking	28.8	32.1	27.4	30.2	25.0
Total reportable segments	95.7	95.9	92.7	94.8	90.8
Cellular Baseband	4.3	4.1	7.3	5.2	7.8
All Other	—	—	—	—	1.4
Gross Margin Data
Product gross margin	52.3%	50.8%	51.4%	50.9%	50.3%
Total gross margin	52.3	50.8	51.4	50.9	50.9
Stock-Based Compensation Expense (included in each functional line item)
Cost of product revenue	0.3%	0.2%	0.3%	0.3%	0.3%
Research and development	3.2	3.9	4.0	3.8	4.5
Selling, general and administrative	1.2	1.4	1.5	1.4	1.6

Net Revenue

The following tables present net revenue from each of our new reportable segments and the Cellular Baseband category:

	Three Months Ended			Quarter over Quarter		Year over Year
	September 30, 2014	June 30, 2014	September 30, 2013	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Broadband and Connectivity	$1,512	$1,302	$1,403	$210	16.1%	$109	7.8%
Infrastructure and Networking	651	655	587	(4)	(0.6)	64	10.9
Total reportable segments	2,163	1,957	1,990	206	10.5	173	8.7
Cellular Baseband	97	84	156	13	15.5	(59)	(37.8)
Total net revenue	$2,260	$2,041	$2,146	$219	10.7	$114	5.3

	Nine Months Ended		Year over Year
	September 30, 2014	September 30, 2013	$ Change	% Change
	(In millions, except percentages)
Broadband and Connectivity	$4,060	$4,107	$(47)	(1.1)%
Infrastructure and Networking	1,900	1,563	337	21.6
Total reportable segments	5,960	5,670	290	5.1
Cellular Baseband	325	485	(160)	(33.0)
All Other	—	86	(86)	(100.0)
Total net revenue	$6,285	$6,241	$44	0.7

Broadband and Connectivity. The increase in net revenue in the three months ended September 30, 2014, as compared to the three months ended June 30, 2014, resulted primarily from increases in sales of our wireless connectivity products of $126 million, our broadband modems solutions of $33 million, our set-top box (STB) solutions of $21 million and other broadband and connectivity technologies of $30 million. The increase in net revenue in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, resulted primarily from increases in sales of our STB solutions of $62 million and our broadband modem solutions of $50 million. The decrease in net revenue in the nine months ended September 30, 2014, as compared to nine months ended September 30, 2013, resulted primarily from a decrease in our wireless connectivity products of $204 million and other broadband and connectivity technologies of $36 million, offset in part by increases in sales of our broadband modem solutions of $101 million and our STB solutions of $92 million. Growth in sales of broadband modem solutions is generally driven by subscriber growth, global deployments and upgrades of broadband infrastructure, the adoption of new features and technologies (including DOCSIS 3.0 and VDSL) and market share gains. STB growth is generally driven by global subscriber growth, the adoption of new communication features (including HEVC, transcoding and MoCA 2.0), market share gains and the roll-out of more highly integrated platforms by global service providers. Sequential growth in revenue related to wireless connectivity is consistent with seasonal strength in the third quarter. The decline in revenue year-on-year is driven principally by the impact of slowing growth rate in the smartphone market, particularly in higher-end devices, and reduced sales into low-cost smartphones. Low-cost smartphones have trended toward integrated platforms from single suppliers, which in many cases tend not to include Broadcom solutions.

Infrastructure and Networking. The increase in net revenue for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, resulted primarily from increases in sales of Ethernet switches and PHYs of $48 million and processors of $11 million. The increase in net revenue in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, resulted from increases in sales of our Ethernet switches and PHYs of $255 million, processors of $61 million and our Ethernet controller products of $20 million. Growth in Ethernet switches and PHYs is generally driven by continued build outs of packet-based networks to support the delivery of video and mobile data over the Internet, an increase in hosted services and cloud computing, the ongoing growth in unified communications in the enterprise, and market share gains. Growth in sales of our processor solutions is driven by growth in sales of SoCs that incorporate processor and switch functionality and serve a wide range of end markets, including point-of-sale devices and enterprise and retail routers.

Cellular Baseband. The increase in net revenue for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was driven principally by stronger than expected sales in legacy design wins. Due to our announced exit of the cellular baseband business, we expect associated revenue to significantly ramp down in the near term and trend to zero over the next twelve to eighteen months.

Rebates. We recorded customer rebates of $251 million, or 11.1% of net revenue, $176 million, or 8.6% of net revenue, and $264 million, or 12.3% of net revenue, in the three months ended September 30, 2014, June 30, 2014, and September 30, 2013, respectively. We recorded customer rebates of $615 million, or 9.8% of net revenue, and $617 million, or 9.9% of net revenue, in the nine months ended September 30, 2014 and 2013, respectively. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of $8 million, $13 million and $2 million in the three months ended September 30, 2014, June 30, 2014 and September 30, 2013, respectively. We reversed accrued rebates of $28 million and $15 million in the nine months ended September 30, 2014 and 2013, respectively. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs.

Concentration of Net Revenue

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Two largest customers	29.9%	34.9%	28.2%	34.6%
Five largest customers as a group	45.4	49.1	44.6	48.3

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

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the seasonal variations in consumer products and changes in the overall economic environment. For these and other reasons, our total net revenue and results of operations for the three months ended September 30, 2014 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Total Net Revenue, Cost of Product Revenue, Product Gross Margin, and Total Gross Margin

The following tables present total net revenue, cost of product revenue, product gross margin and total gross margin:

	Three Months Ended			Quarter over Quarter		Year over Year
	September 30, 2014	June 30, 2014	September 30, 2013	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Product revenue	$2,260	$2,041	$2,146	$219	10.7%	$114	5.3%
Cost of product revenue	$1,077	$1,005	$1,044	$72	7.2	$33	3.2
Product gross margin	52.3%	50.8%	51.4%

	Nine Months Ended		Year over Year
	September 30, 2014	September 30, 2013	$ Change	% Change
	(In millions, except percentages)
Product revenue	$6,285	$6,155	$130	2.1%
Income from Qualcomm Agreement	—	86	(86)	(100.0)
Total net revenue	$6,285	$6,241	$44	0.7
Cost of product revenue	$3,086	$3,062	$24	0.8
Product gross margin	50.9%	50.3%
Total gross margin	50.9%	50.9%

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

The improvement to product gross margin in the three months ended September 30, 2014, as compared to the three months ended June 30, 2014, was the result of a decrease in excess and obsolete inventory expense of $33 million. The excess and obsolete inventory expenses recorded in the three months ended June 30, 2014, were primarily related to reductions in our forecast following our decision to exit the cellular baseband business. The increase in product gross margins for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, resulted primarily due to increases of 10.9% and 21.6% in net revenue, respectively, in our Infrastructure and Networking reportable segment (which products typically produce higher product gross margins), as well as a decline in revenue related to our cellular baseband business (which products produce lower product gross margins).

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

The following tables present details of research and development expense:

	Three Months Ended			Quarter over Quarter		Year over Year
	September 30, 2014	June 30, 2014	September 30, 2013	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$332	$376	$355	$(44)	(11.7)%	$(23)	(6.5)%
Stock-based compensation	73	80	86	(7)	(8.8)	(13)	(15.1)
Development and design costs	92	86	88	6	7.0	4	4.5
Other	76	92	80	(16)	(17.4)	(4)	(5.0)
Research and development	$573	$634	$609	$(61)	(9.6)%	$(36)	(5.9)%

	Nine Months Ended		Year over Year
	September 30, 2014	September 30, 2013	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$1,080	$1,052	$28	2.7%
Stock-based compensation	237	280	(43)	(15.4)
Development and design costs	266	276	(10)	(3.6)
Other	260	235	25	10.6
Research and development	$1,843	$1,843	$—	—%

The decreases in salaries and benefits for the three months ended September 30, 2014, as compared to the three months ended June 30, 2014 and September 30, 2013, were primarily attributable to our restructuring plan related to our cellular baseband business. Prior to our decision to exit the cellular baseband business, our headcount increased from 9,300 personnel to 9,750 personnel, or 4.8% over the previous twelve months. Taking into account the subsequent restructuring plan related to the cellular baseband business, we had a net decrease in headcount of approximately 1,100 personnel, bringing research and development headcount to approximately 8,200 at September 30, 2014. This represents an 11.8% decrease from September 30, 2013. Salaries and benefits for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013 increased as a result of the 4.8% increase in headcount mentioned above and not yet realizing the full benefit of the restructuring plan put into place in July 2014. See below for a discussion of stock-based compensation. Development and design costs vary from period to period depending on the timing of development and tape-out of various products. The decreases in the Other line item from the three months ended June 30, 2014 to September 30, 2014 is primarily attributable to a decrease in depreciation expenses related to the exit of the cellular baseband business. The increase in the Other line item from the nine months ended September 30, 2013 to September 30, 2014 is a result of increased depreciation due to the Renesas Transaction. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. Factors that may impact research and development costs include the diversification of the markets we serve, new product opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies, including acquisitions. For the three months ended September 30, 2014, approximately 50% and 30% of our products were manufactured in 40 nanometers and 65 nanometers, respectively. We are designing most new products in 40 nanometers and 28 nanometers, and are beginning to develop products leveraging FinFET technologies. We currently hold more than 10,000 U.S. and more than 3,600 foreign patents and have more than 6,850 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, legal and other professional fees, facilities expenses and communications expenses.

The following tables present details of selling, general and administrative expense:

	Three Months Ended			Quarter over Quarter		Year over Year
	September 30, 2014	June 30, 2014	September 30, 2013	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$91	$95	$86	$(4)	(4.2)%	$5	5.8%
Stock-based compensation	28	28	33	—	—	(5)	(15.2)
Legal and accounting fees	16	19	27	(3)	(15.8)	(11)	(40.7)
Other	41	40	35	1	2.5	6	17.1
Selling, general and administrative	$176	$182	$181	$(6)	(3.3)%	$(5)	(2.8)%

	Nine Months Ended		Year over Year
	September 30, 2014	September 30, 2013	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$277	$259	$18	6.9%
Stock-based compensation	86	102	(16)	(15.7)
Legal and accounting fees	56	74	(18)	(24.3)
Other	124	99	25	25.3
Selling, general and administrative	$543	$534	$9	1.7%

Salaries and benefits for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, increased as a result of a 2.5% increase in headcount from the prior year and not yet realizing the full benefit of the restructuring plan put into place in July 2014. Taking into account the subsequent restructuring plan related to the cellular baseband business, we had a net decrease in headcount of approximately 50 personnel, bringing selling, general and administrative headcount to approximately 1,950 at September 30, 2014. This represents a 2.5% decrease from September 30, 2013. The decrease in legal and accounting fees was primarily driven by the conclusion of several outstanding legal matters over the past year. See below for a discussion of stock-based compensation. The increases in the Other line item were primarily attributable to an increase in facilities expenses. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Stock-Based Compensation Expense

The following tables present details of total stock-based compensation expense that is included in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended			Quarter over Quarter		Year over Year
	September 30, 2014	June 30, 2014	September 30, 2013	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$6	$5	$6	$1	20.0%	$—	—%
Research and development	73	80	86	(7)	(8.8)	(13)	(15.1)
Selling, general and administrative	28	28	33	—	—	(5)	(15.2)
	$107	$113	$125	$(6)	(5.3)%	$(18)	(14.4)%

	Nine Months Ended		Year over Year
	September 30, 2014	September 30, 2013	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$17	$19	$(2)	(10.5)%
Research and development	237	280	(43)	(15.4)
Selling, general and administrative	86	102	(16)	(15.7)
	$340	$401	$(61)	(15.2)%

The decrease in stock-based compensation in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily attributable to certain assumed equity awards becoming fully vested during 2013 and the cancellation of equity awards held by employees who were terminated due to the decision to exit our cellular baseband business. In the nine months ended September 30, 2014, we granted equity awards with a fair value of $400 million, primarily related to our regular annual equity compensation review program, which will be expensed over the next four years.

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2014 and through 2018 related to unvested share-based payment awards:

	2014	2015	2016	2017	2018	Total
	(In millions)
Unearned stock-based compensation	$98	$298	$191	$98	$16	$701

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

Amortization of Purchased Intangible Assets

The following tables present details of the amortization of purchased intangible assets included in the cost of product revenue and other operating expense categories:

	Three Months Ended			Quarter over Quarter		Year over Year
	September 30, 2014	June 30, 2014	September 30, 2013	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$46	$47	$42	$(1)	(2.1)%	$4	9.5%
Other operating expenses	8	9	14	(1)	(11.1)	(6)	(42.9)
	$54	$56	$56	$(2)	(3.6)%	$(2)	(3.6)%

	Nine Months Ended		Year over Year
	September 30, 2014	September 30, 2013	$ Change	% Change
	(In millions, except percentages)
Cost of product revenue	$143	$129	$14	10.9%
Other operating expenses	26	43	(17)	(39.5)
	$169	$172	$(3)	(1.7)%

The amortization of purchased intangible assets reflects the pattern in which the economic benefits of the intangible assets were consumed or otherwise used.

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), currently estimated to be expensed in the remainder of 2014 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2014	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Cost of product revenue	$42	$145	$117	$99	$84	$206	$693
Other operating expenses	3	4	4	2	2	3	18
	$45	$149	$121	$101	$86	$209	$711

Impairment of Long-Lived Assets

See discussion of our impairment of long-lived assets in Notes 9 and 10 of the Notes to Unaudited Condensed Consolidated Financial Statements as it relates to our decision to exit the cellular baseband business and wind down those operations, as well as our acquisition of NetLogic.

Restructuring Costs

See discussion of our restructuring costs in our “Exit of Cellular Baseband Business” above and in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Settlement Costs

See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

Other Charges (Gains), Net

See discussion of our Other Charges (Gains), Net in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements as it relates to the sale of certain Ethernet controller-related assets to QLogic in the three months ended March 31, 2014.

Provision for Income Taxes

The following table presents details of the provision for income taxes and our effective tax rates:

	Three Months Ended			Nine Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In millions, except percentages)
Provision for income taxes	$5	$2	$9	10	8
Effective tax rates	4.9%	200.0%	2.8%	3.7%	3.0%

The differences between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at substantially lower rates than the federal statutory rate and domestic tax losses recorded without tax benefits. See discussion of Income Taxes in Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information in determining our annualized effective tax rates.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.

The following table presents working capital, cash and cash equivalents, and marketable securities:

	September 30, 2014	December 31, 2013	$ Change
	(In millions)
Working capital	$3,313	$2,419	$894

Cash and cash equivalents	$2,254	$1,657	597
Short-term marketable securities	1,068	775	293
Long-term marketable securities	2,098	1,939	159
Total cash and cash equivalents and marketable securities	$5,420	$4,371	$1,049

See discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided and Used in the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended
	September 30,
	2014	2013
	(In millions)
Net cash provided by operating activities	$1,292	$1,394
Net cash used in investing activities	(584)	(890)
Net cash used in financing activities	(111)	(597)
Increase (decrease) in cash and cash equivalents	597	(93)
Cash and cash equivalents at beginning of period	1,657	1,617
Cash and cash equivalents at end of period	$2,254	$1,524

Operating Activities

In the nine months ended September 30, 2014 our operating activities provided $1.29 billion in cash. This was primarily the result of net income of $262 million, net non-cash operating expenses of $996 million, and changes in operating assets and liabilities of $34 million. In the nine months ended September 30, 2013 our operating activities provided $1.39 billion in cash. This was primarily the result of net income of $256 million and net non-cash operating expenses of $1.20 billion, offset in part by changes in operating assets and liabilities of $66 million.

Our days sales outstanding increased from 35 days at December 31, 2013 to 38 days at September 30, 2014. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Additionally, accounts receivable could increase due to fluctuations in concentrations of revenue with customers under rebate programs, which may result in higher levels of accounts receivables and accrued rebates on our balance sheet. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

Our inventory days on hand increased from 47 days at December 31, 2013 to 53 days at September 30, 2014 primarily to meet anticipated revenue levels in the three months ending September 30, 2014. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing Activities

Investing activities used $584 million in cash in the nine months ended September 30, 2014, which was primarily the result of $214 million of property and equipment purchases to support our research and development efforts and to upgrade our enterprise resource planning system, and $451 million in net purchases of marketable securities, offset in part by $90 million primarily from the net proceeds from the sale of certain assets in the QLogic Transaction. Investing activities used $890 million in cash in the nine months ended September 30, 2013, which was primarily the result of $172 million of property and equipment purchases to support our research and development efforts and to upgrade our enterprise resource planning system, and $718 million in net purchases of marketable securities.

Financing Activities

Our financing activities used $111 million in cash in the nine months ended September 30, 2014, which was primarily the result of $418 million in repurchases of our Class A common stock, repayment of long-term debt of $400 million, dividend payments of $211 million, and $93 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, or RSUs, offset in part by $592 million in net proceeds from the issuance of long-term debt and $419 million in proceeds received from issuances of common stock upon the exercise of stock options. Our financing activities used $597 million in cash in the nine months ended September 30, 2013, which was primarily the result of $595 million in repurchases of our Class A common stock, dividend payments of $190 million, and $104 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to RSUs, offset in part by $292 million in proceeds received from issuances of common stock upon the exercise of stock options.

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

Short and Long-Term Financing Arrangements

At September 30, 2014, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

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

Senior Notes

The following table summarizes details of our senior unsecured notes, or Notes:

	September 30, 2014	December 31, 2013
	(In millions)
2.375% fixed-rate notes, due November 2015	$—	$400
2.700% fixed-rate notes, due November 2018	500	500
2.500% fixed-rate notes, due August 2022	500	500
3.500% fixed-rate notes, due August 2024	350	—
4.500% fixed-rate notes, due August 2034	250	—
	$1,600	$1,400
Unaccreted discount	(7)	(6)
	$1,593	$1,394

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

Credit Facility

In November 2010 we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $500 million. This credit facility, which was most recently amended in July 2014, has a maturity date of July 31, 2019, at which time all outstanding revolving facility loans (if any) and accrued and unpaid interest must be repaid. We have not drawn on the credit facility since its inception.

The credit facility contains customary representations, warranties and covenants. The financial covenant in the credit facility requires us to maintain a consolidated leverage ratio of no more than 3.25:1.00. We were in compliance with all credit facility covenants as of September 30, 2014.

Other Notes and Borrowings

We had no other significant notes or borrowings as of September 30, 2014.

Commitments and Other Contractual Obligations

There have been no material changes in the nine months ended September 30, 2014 to the amounts presented in the table under the “Commitments and Other Contractual Obligations” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2013 Annual Report.

Prospective Capital Needs

We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the issuance of common stock through our employee stock option and purchase plans, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, repurchases of our Class A common stock and quarterly dividends for at least the next 12 months. This includes our potential acquisition of property for the construction of a new corporate campus. However, it is possible that we may choose to raise additional funds or draw on our existing credit facility to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. If needed, we may be able to raise such funds by selling equity or debt securities to the public or to selected investors or by borrowing money from financial institutions. We could also reduce certain expenditures, such as repurchases of our Class A common stock and payments of our quarterly dividends.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S. and expect domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as acquisitions, quarterly dividends, share buy-backs and repayment of debt. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of September 30, 2014 we have approximately $2.70 billion of cash, cash equivalents, and marketable securities held by our foreign subsidiaries.

Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as business acquisitions and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. A substantial portion of repatriated amounts would be offset by our net operating loss and tax credit carryforwards. Nevertheless, these alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings.

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

Off-Balance Sheet Arrangements

At September 30, 2014 we had no material off-balance sheet arrangements, other than our facility operating leases.

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

To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 30, 2014, a 100 basis point increase in interest rates across all maturities would result in a $32 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analysis performed as of September 30, 2014 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules

13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2014, the end of the period covered by this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers represented 44.6%, and 48.3% of our total net revenue in the nine months ended September 30, 2014 and 2013, respectively. Sales to two significant customers represented 28.2% and 34.6% of our total net revenue in the nine months ended September 30, 2014 and 2013, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. However, we cannot predict whether our decision to exit the cellular baseband business will negatively impact those relationships. The loss of any significant customer could materially and adversely affect our financial condition and results of operations. Also, as our significant customers become larger relative to our business and the industry, they may be able to leverage pricing pressure through the supply chain, vertical integration or other avenues, thereby adversely affecting our gross margins.

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

We are in the process of winding down our cellular baseband business. There can be no assurance that we will be able to successfully grow or maintain our Connectivity business independent of the cellular baseband business.

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

We expect that a high percentage of our future sales will come from sales of new products. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions and sometimes, short product life cycles. The markets for some of these products are new to us and may be immature and/or unpredictable. These markets may not develop into profitable opportunities and we have in the past invested substantial resources in emerging technologies, including our LTE baseband solutions, that did not achieve the market acceptance or commercial success that we had expected. As a result, it is difficult to anticipate our future revenue streams from, or the sustainability of, our new products.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to international destinations, primarily in Asia, represented 95.6% and 96.5% of our product revenue in the nine months ended September 30, 2014 and 2013, respectively. Substantially all of our products are shipped through our logistical facilities in Singapore. An increasing portion of our product sales is made through international distributors, which increases our exposure to the risks described below. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our international business activities and to open other design and operational centers abroad.

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

Our stock price is highly volatile.

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2012 through September 30, 2014 our Class A common stock has traded at prices as low as $23.25 and as high as $41.65 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

Companies in the semiconductor industry and the wired and wireless communications markets aggressively protect and pursue their intellectual property rights. From time to time, we receive notices from competitors and other operating companies, as well as notices from “non-practicing entities,” or NPEs, that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. We may also be required to indemnify some customers and strategic partners under our agreements if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. Additionally, our products may contain technology provided to us by other parties such as contractors, suppliers or customers. We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. Our contractors, suppliers and licensors may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.

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

We are subject to income taxes in the United States and various foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new related interpretations by taxing authorities in the U.S. or foreign jurisdictions, or changes in our tax planning strategies could adversely affect our results of operations. We are subject to examinations and tax audits. There can be no assurance that the outcomes from these audits will not have an adverse effect on our net operating loss and research and development tax credit carryforwards, our financial position, or our operating results.

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

As described above under the risk factor entitled “We are exposed to risks associated with our international operations,” our business is also increasingly subject to complex foreign and U.S. laws and regulations, including but not limited to, anti-corruption laws, such as the Foreign Corrupt Practices Act and the UK Bribery Act and equivalent laws in other jurisdictions, antitrust or competition laws, and data privacy laws, among others. Foreign governments may also impose tariffs, duties and other import restrictions on components that we obtain from non-domestic suppliers and may impose export restrictions on products that we sell internationally. These tariffs, duties or restrictions could materially and adversely affect our business, financial condition and results of operations.

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

As of September 30, 2014 our co-founders, directors, executive officers and their respective affiliates beneficially owned 9.0% of our outstanding common stock and held 47.8% of the total voting power held by our shareholders. As a result, the voting power of these shareholders may strongly influence the outcome of matters that require the approval of our shareholders, including the election of our Board of Directors and certain significant corporate transactions. In particular, as of September 30, 2014 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 8.4% of our outstanding common stock and held 47.5% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we may not be able to engage in certain transactions, and our shareholders may not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. In addition, repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended September 30, 2014 we issued approximately 349,000 shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

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

The following table presents details of our various repurchases during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May yet be Purchased under the Plans
	(In millions, except per share data)
July 2014	4.0	$38.02	4.0
August 2014	2.0	37.53	2.0
September 2014	—	—	—
Total	6.0	$37.86	6.0	N/A

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

On October 19, 2014, the Compensation Committee of our Board of Directors approved an amendment and restatement of our Performance Bonus Plan, primarily to remove the expiration date of such plan.  The Performance Bonus Plan may still be amended, suspended or terminated at any time.  The Performance Bonus Plan, as amended and restated October 19, 2014, is attached as Exhibit 10.3 to this Report and is incorporated herein by reference.”

Item 6.	Exhibits

(a)Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description

4.1	Fourth Supplemental Indenture, dated July 29, 2014, between Broadcom and Wilmington Trust, National Association.*

4.2	Form of 3.500% Senior Note due 2024 (included in Exhibit 4.1 above)

4.3	Form of 4.500% Senior Note due 2034 (included in Exhibit 4.1 above)

10.1
Second Amendment to Credit Agreement, dated as of July 31, 2014, by and among the Company, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto. **

10.2	Letter Agreement for Change in Control Severance Benefit Program dated November 18, 2013 between the registrant and Cindy A. Fiorillo.***

10.3	Letter Agreement dated August 20, 2014 between the registrant and Nancy R. Phillips.***

10.4	Performance Bonus Plan (as amended and restated October 19, 2014). ***

31.1	Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

* Exhibit 4.1 is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 29, 2014
** Exhibit 10.1 is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2014
*** A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM CORPORATION,
a California corporation
(Registrant)

/S/ ERIC K. BRANDT
Eric K. Brandt
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/S/ CINDY A. FIORILLO
Cindy A. Fiorillo
Senior Vice President Finance and Corporate Controller
(Principal Accounting Officer)

October 21, 2014