Form 10-Q
period 2015-03-31
BROADCOM CORP
filed 2015-04-21
CIK 1054374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-Q
__________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2015 the registrant had 549 million shares of Class A common stock, $0.0001 par value, and 49 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2015

Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2015 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,677	$2,545
Short-term marketable securities	1,274	1,061
Accounts receivable, net	821	804
Inventory	630	531
Prepaid expenses and other current assets	154	131
Total current assets	4,556	5,072
Property and equipment, net	620	516
Long-term marketable securities	2,533	2,383
Goodwill	3,695	3,710
Purchased intangible assets, net	490	664
Other assets	168	126
Total assets	$12,062	$12,471
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$431	$503
Wages and related benefits	172	220
Deferred revenue and income	37	36
Accrued liabilities	565	791
Total current liabilities	1,205	1,550
Long-term debt	1,593	1,593
Other long-term liabilities	262	277
Commitments and contingencies
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	12,352	12,595
Accumulated deficit	(3,246)	(3,455)
Accumulated other comprehensive loss	(104)	(89)
Total shareholders’ equity	9,002	9,051
Total liabilities and shareholders’ equity	$12,062	$12,471

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2015	2014
	(In millions, except per share data)
Net revenue	$2,058	$1,984
Cost of revenue	972	1,004
Gross profit	1,086	980
Operating expenses:
Research and development	539	636
Selling, general and administrative	177	185
Amortization of purchased intangible assets	1	9
Impairments of long-lived assets	143	25
Restructuring costs, net	7	5
Settlement costs	—	2
Other gains, net	(4)	(52)
Total operating expenses	863	810
Income from operations	223	170
Interest expense, net	(5)	(5)
Other income, net	—	3
Income before income taxes	218	168
Provision for income taxes	9	3
Net income	$209	$165
Net income per share (basic)	$0.35	$0.28
Net income per share (diluted)	$0.34	$0.28
Weighted average shares (basic)	600	584
Weighted average shares (diluted)	613	590
Dividends per share	$0.14	$0.12

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Net income	$209	$165
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2015 and 2014	(20)	(1)
Unrealized gains on marketable securities, net of $0 tax in 2015 and 2014	5	1
Other comprehensive income (loss)	(15)	—
Comprehensive income	$194	$165

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Operating activities
Net income	$209	$165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	39	52
Stock-based compensation expense	90	120
Acquisition-related items:
Amortization of purchased intangible assets	37	59
Impairments of long-lived assets	143	25
Loss (gain) on sale of assets and other	3	(49)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(12)	61
Inventory	(99)	(5)
Prepaid expenses and other assets	(65)	4
Accounts payable	(58)	(8)
Deferred revenue	(6)	115
Other accrued and long-term liabilities	(306)	67
Net cash provided by (used in) operating activities	(25)	606
Investing activities
Net purchases of property and equipment	(156)	(78)
Proceeds from sale (purchases) of certain assets and other	(15)	90
Purchases of marketable securities	(937)	(477)
Proceeds from sales and maturities of marketable securities	579	503
Net cash provided by (used in) investing activities	(529)	38
Financing activities
Repurchases of Class A common stock	(335)	—
Dividends paid	(84)	(70)
Proceeds from issuance of common stock	148	54
Minimum tax withholding paid on behalf of employees for restricted stock units	(43)	(31)
Net cash used in financing activities	(314)	(47)
Increase (decrease) in cash and cash equivalents	(868)	597
Cash and cash equivalents at beginning of period	2,545	1,657
Cash and cash equivalents at end of period	$1,677	$2,254

See accompanying notes.

BROADCOM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Our Company

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a global leader and innovator in semiconductor solutions for wired and wireless communications. Broadcom® provides one of the industry’s broadest portfolio of highly-integrated system-on-a-chip solutions, or SoCs, that seamlessly deliver voice, video, data and multimedia connectivity in the home, office and mobile environments.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our 2014 Annual Report on Form 10-K filed with the SEC on January 29, 2015, referred to as our 2014 Annual Report.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

For a complete summary of our significant accounting policies, please refer to Note 1, “Summary of Significant Accounting Policies,” in Part IV, Item 15 of our 2014 Annual Report. There have been no material changes to our significant accounting policies during the three months ended March 31, 2015.

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

Recent Accounting Pronouncements

In May 2014 the Financial Accountings Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

2.	Supplemental Financial Information

The following tables present details of our unaudited condensed consolidated financial statements:

Inventory

	March 31, 2015	December 31, 2014
	(In millions)
Work in process	$273	$180
Finished goods	357	351
	$630	$531

Property and Equipment, Net

In the three months ended March 31, 2015, we paid $156 million upon close of escrow for the purchase of land for the construction of a new corporate campus in Orange County, California, totaling up to 2 million square feet to meet the requirements projected in our long-term business plan.  This payment included $110 million for the purchase of the land and $46 million for prepaid taxes and refundable deposits recorded as "Property and equipment, net" and "Other assets," respectively, in our unaudited condensed consolidated balance sheets.

Accrued Liabilities

	March 31, 2015	December 31, 2014
	(In millions)
Accrued rebates	$350	$574
Accrued taxes	28	28
Accrued royalties	19	19
Accrued settlement charges	17	17
Accrued legal costs	9	10
Warranty reserve	6	6
Restructuring liabilities	13	28
Other	123	109
	$565	$791

Other Long-Term Liabilities

	March 31, 2015	December 31, 2014
	(In millions)
Deferred revenue	$98	$105
Accrued taxes	76	77
Deferred rent	34	38
Deferred tax liabilities	17	17
Accrued settlement charges	13	17
Other long-term liabilities	24	23
	$262	$277

Accrued Rebate Activity

The following table summarizes activity related to accrued rebates:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Beginning balance	$574	$409
Charged as a reduction of revenue	221	187
Reversal of unclaimed rebates	(4)	(6)
Payments	(441)	(74)
Ending balance	$350	$516

Other Gains, Net

In March 2014 we sold certain Ethernet controller-related assets and provided non-exclusive licenses to intellectual property, including a non-exclusive patent license, to QLogic Corporation for a total of $209 million, referred to as the QLogic Transaction. The transaction was accounted for as a multiple element arrangement, which primarily included (i) the sale of certain assets (constituting a business for accounting purposes), (ii) the licensing of certain intellectual property and (iii) a long-term supply agreement. In connection with the transaction, we recorded a gain on the sale of assets of $48 million (net of a goodwill adjustment of $37 million) and deferred revenue of $120 million. The revenue related to the license agreement ($76 million) and the supply agreement ($44 million) will be amortized over approximately seven years. The operating gain was recorded in “Other gains, net” included in our unaudited condensed consolidated statements of income for the three months ended March 31, 2014.

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

The following table presents the computation of net income per share:

	Three Months Ended
	March 31,
	2015	2014
	(In millions, except per share data)
Numerator: Net income	$209	$165
Denominator for net income per share (basic)	600	584
Effect of dilutive securities:
Stock awards	13	6
Denominator for net income per share (diluted)	613	590
Net income per share (basic)	$0.35	$0.28
Net income per share (diluted)	$0.34	$0.28

Net income per share (diluted) does not include the effect of anti-dilutive potential common shares resulting from outstanding equity awards. There were 1 million and 35 million anti-dilutive potential common shares in the three months ended March 31, 2015 and 2014, respectively.

Supplemental Cash Flow Information

In the three months ended March 31, 2015, we paid $20 million for capital equipment that was accrued as of December 31, 2014, and had billings of $6 million for capital equipment that were accrued but not yet paid as of March 31, 2015. We also had $19 million related to stock repurchases that had not settled by March 31, 2015.

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

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and marketable securities’ costs, gross unrealized gains, gross unrealized losses and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities:

	March 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$1,100	$—	$—	$1,100	$1,100	$—	$—
Level 1:
Bank and time deposits	310	—	—	310	310	—	—
Money market funds	68	—	—	68	68	—	—
U.S. treasury and agency obligations	1,563	1	—	1,564	5	178	1,381
Subtotal	1,941	1	—	1,942	383	178	1,381
Level 2:
Commercial paper	219	—	—	219	194	25	—
Corporate bonds	2,088	3	(1)	2,090	—	1,061	1,029
Asset-backed securities and other	133	—	—	133	—	10	123
Subtotal	2,440	3	(1)	2,442	194	1,096	1,152
Level 3:
Level 3: None	—	—	—	—	—	—	—
Total	$5,481	$4	$(1)	$5,484	$1,677	$1,274	$2,533

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$659	$—	$—	$659	$659	$—	$—
Level 1:
Bank and time deposits	943	—	—	943	943	—	—
Money market funds	83	—	—	83	83	—	—
U.S. treasury and agency obligations	1,434	—	(1)	1,433	12	192	1,229
Subtotal	2,460	—	(1)	2,459	1,038	192	1,229
Level 2:
Commercial paper	800	—	—	800	798	2	—
Corporate bonds	1,931	1	(2)	1,930	50	859	1,021
Asset-backed securities and other	141	—	—	141	—	8	133
Subtotal	2,872	1	(2)	2,871	848	869	1,154
Level 3:
Level 3: None	—	—	—	—	—	—	—
Total	$5,991	$1	$(3)	$5,989	$2,545	$1,061	$2,383

There were no transfers between Level 1, Level 2 or Level 3 securities in the three months ended March 31, 2015. All of our long-term marketable securities had maturities of between one and three years in duration at March 31, 2015. Our cash, cash equivalents and marketable securities at March 31, 2015, consisted of $2.53 billion held domestically, with the remaining balance of $2.95 billion held by our foreign subsidiaries.

At March 31, 2015, we had 173 investments with a fair value of $1.43 billion that were in an unrealized loss position for less than twelve months. Our gross unrealized losses of $1 million for these investments at March 31, 2015, were due to changes in market rates. We have determined that the gross unrealized losses on these investments at March 31, 2015, are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.

Instruments Not Recorded at Fair Value on a Recurring Basis. We measure the fair value of our long-term debt carried at amortized cost quarterly for disclosure purposes. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $1.64 billion and $1.61 billion as of March 31, 2015 and December 31, 2014, respectively. The recorded values of all our accounts receivable and accounts payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

4.	Income Taxes

The following table presents details of the provision for income taxes and our effective tax rates:

	Three Months Ended
	March 31,
	2015	2014
	(In millions, except percentages)
Provision for income taxes	$9	$3
Effective tax rates	4.1%	1.8%

The differences between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at substantially lower rates than the federal statutory rate and domestic tax losses recorded without tax benefits. In determining our annualized effective tax rates, the tax effects of the impairments of long-lived assets of $143 million and $25 million in the three months ended March 31, 2015 and 2014, respectively, and the gain on sale of assets of $48 million in the three months ended March 31, 2014 were treated as discrete tax items. The impairment charges in the three months ended March 31, 2015 related to jurisdictions where no tax benefit could be recorded. A portion of the impairment charges in the three months ended March 31, 2014 resulted in the recording of a discrete tax benefit of $5 million. We also recorded discrete tax benefits for expirations of the statutes of limitations for the assessment of taxes in various foreign jurisdictions of $4 million in the three months ended March 31, 2014.

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $3 million and $2 million at March 31, 2015 and December 31, 2014, respectively.

5.	Debt and Credit Facility

Senior Notes

The following table presents details of our senior notes, or the Notes, as of the dates listed below:

Date	Maturity	Interest	Effective	Issuance	March 31,	December 31,
Issued	Date	Rate	Yield	Price	2015	2014
					(In millions)
November 2011	November 2018	2.700%	2.762%	99.609%	$500	$500
August 2012	August 2022	2.500	2.585	99.255	500	500
July 2014	August 2024	3.500	3.546	99.615	350	350
July 2014	August 2034	4.500	4.546	99.400	250	250
					1,600	1,600
	Unaccreted discount				(7)	(7)
	Long-term debt				$1,593	$1,593

Credit Facility

In November 2010 we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $500 million. We amended this credit facility in July 2014 primarily to extend the maturity date to July 31, 2019, at which time all outstanding revolving facility loans (if any) and accrued and unpaid interest must be repaid. Loans made under the credit facility (other than swing line loans) bear interest, at our option, at either a Base Rate plus a margin that varies from 0.000% to 0.250% or a Eurodollar Rate plus a margin that varies from 0.625% to 1.250%.  Swing line loans under the credit facility bear interest applicable to Base Rate loans. We are also required to pay a commitment fee on any unused commitments at a rate that varies from 0.060% to 0.150% per annum. We have not drawn on our credit facility to date.

We may also, upon the agreement of the existing lenders, increase the commitments under the credit facility by up to an additional $100 million. The credit facility contains customary representations, warranties and covenants. The financial covenant in the credit facility requires us to maintain a consolidated leverage ratio of no more than 3.25:1.00.

6.	Shareholders’ Equity

Quarterly Dividend

In November 2014 our Board of Directors announced its intention to increase the quarterly cash dividend by 17% to $0.14 per share ($0.56 per share on an annual basis) payable to holders of our common stock. Pursuant to this plan we declared a quarterly cash dividend of $0.14 per share in January 2015. In the three months ended March 31, 2015 and 2014, we paid $84 million and $70 million, respectively, in dividends to holders of our Class A and Class B common stock.

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

In November 2014 our Board of Directors authorized an additional share repurchase program for the repurchase of such number of shares incremental to the number allowed under the evergreen program that would yield a total share repurchase for 2015 of up to $1 billion.

Under these programs, we repurchased 8.0 million shares of our Class A common stock at a weighted average price of $44.28 in the three months ended March 31, 2015.

Repurchases under our share repurchase programs were and are intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Our share repurchase programs do not obligate us to acquire any particular amount of our stock and may be suspended at any time at our discretion.

7.	Employee Benefit Plans

Combined Incentive Plan Activity

Restricted stock unit activity is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2014	20	$32.38
Restricted stock units granted	7	42.52
Restricted stock units vested	(3)	33.61
Balance at March 31, 2015	24	$35.09

Stock option activity is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
	(In millions, except per share data)
Balance at December 31, 2014	20	$33.84
Options exercised	(5)	31.06
Balance at March 31, 2015	15	$34.71

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in salaries and benefits in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Cost of revenue	$5	$6
Research and development	60	84
Selling, general and administrative	25	30

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2015 through 2019 related to unvested share-based payment awards:

	2015	2016	2017	2018	2019	Total
	(In millions)
Unearned stock-based compensation	$260	$253	$164	$79	$11	$767

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

From time to time we may enter into confidential discussions regarding the potential settlement of pending intellectual property or proceedings, claims or litigation. There are a variety of factors that influence our decisions to settle and the amount we may choose to pay, including the strength of our case, developments in the litigation, the behavior of other interested parties, the demand on management time and the possible distraction of our employees associated with the case and/or the possibility that we may be subject to an injunction or other equitable remedy. In light of the numerous factors that go into a settlement decision, it is difficult to predict whether any particular settlement is possible, the appropriate terms of a settlement or the opportune time to settle a matter. The settlement of any pending litigation or other proceedings could require us to make substantial settlement payments and result in us incurring substantial costs. Furthermore, the settlement or resolution of any intellectual property proceeding may require us to grant a license to certain of our intellectual property rights to the other party under a cross-license agreement or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees may perform for us.

9.	Goodwill and Purchased Intangible Assets

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband and Connectivity	Infrastructure and Networking	Foreign Currency	Consolidated
	(In millions)
Goodwill	$1,802	$3,768	$(31)	$5,539
Accumulated impairment losses	(543)	(1,286)	—	(1,829)
Goodwill at December 31, 2014	1,259	2,482	(31)	3,710
Effects of foreign currency translation	—	—	(15)	(15)
Goodwill at March 31, 2015	$1,259	$2,482	$(46)	$3,695

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	March 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Developed technology	$919	$(452)	$467	$1,250	$(619)	$631
In-process research and development	10	—	10	19	—	19
Customer relationships	176	(164)	12	177	(164)	13
Other	32	(31)	1	32	(31)	1
	$1,137	$(647)	$490	$1,478	$(814)	$664

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in the cost of revenue and other operating expense categories:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Cost of revenue	$36	$50
Other operating expenses	1	9
	$37	$59

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), which is currently estimated to be expensed in the remainder of 2015 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2015	2016	2017	2018	2019	Thereafter	Total
	(In millions)
Cost of revenue	$94	$93	$74	$59	$45	$112	$477
Other operating expenses	3	3	2	2	2	1	13
	$97	$96	$76	$61	$47	$113	$490

Impairment of Purchased Intangible Assets

In the three months ended March 31, 2015, we recorded impairment charges for developed technology of $135 million related to knowledge-based processor products, or KBPs, related to our acquisition of NetLogic Microsystems, Inc., included in our Infrastructure and Networking reportable segment. The primary factor contributing to the impairment of our KBP assets was a reduction in the size of the addressable market for merchant KBPs driven by increasing integration of comparable functionality into Broadcom Ethernet switches and some customers preferring to design internal solutions. This resulted in reduction in the revenue outlook for these products and the corresponding cash flows identified with the impaired assets.

In the three months ended March 31, 2014, we recorded impairment charges primarily for developed technology of $25 million, of which $19 million was related to our acquisition of SC Square Ltd., or SC Square, included in our Broadband and Connectivity reportable segment, and $5 million related to the purchase of LTE-related assets from affiliates of Renesas Electronics Corporation, or the Renesas Transaction, included in cellular baseband business. See Note 11 for a discussion of our reportable segments. The primary factors contributing to these impairment charges were (i) for SC Square, the discontinuation of certain security solutions and (ii) for the Renesas Transaction, a reduction in revenue expectations related to an acquired legacy LTE modem product and an associated decrease to the respective estimated cash flows.

In determining the amount of the impairment charges we calculated fair values as of the impairment dates for acquired intangible assets. We used several variations of the income approach to compute the fair values, including the multiple period excess earnings, relief from royalty, and incremental cash flow methods. These methods employ significant unobservable inputs categorized as Level 3 inputs. The key unobservable inputs utilized include discount rates ranging from 18% to 22%, a market participant tax rate of 17%, and estimated level of future cash flows based on current product and market data.

10.	Exit from Cellular Baseband Business

Restructuring Costs

On June 2, 2014, we announced that we were exploring strategic alternatives, including a potential sale and/or wind-down, for our cellular baseband business. We reached this decision based on our conclusion that the commercial and economic opportunity in this business was not sufficiently compelling to justify the continued investment, especially when compared to other opportunities within our product portfolio. On June 26, 2014, the Audit Committee of our Board of Directors approved a global restructuring plan, or the 2014 Plan, that focuses on cost reductions and operating efficiencies and better aligns our resources to areas of strategic focus. In July 2014 we decided to pursue a wind-down of the cellular baseband business.

As of March 31, 2015 we have recognized $159 million of restructuring charges related to the exit from the cellular baseband business. These charges are comprised of (i) $131 million for employee termination benefits for 2,300 employees and (ii) $28 million for certain non-cancelable contract costs and other costs to close and consolidate 15 locations facilities. We expect to record additional restructuring charges of up to $10 million over the next 12 months, primarily for costs associated with the closure of three additional facilities.

The following table summarizes activity related to our restructuring liabilities:

Three Months Ended March 31, 2015
(In millions)
Balance at December 31, 2014	$33
Charged to expense	7
Cash payments	(21)
Balance at March 31, 2015	$19

11.	Reportable Segments, Significant Customer and Geographical Information

Reportable Segments

Our business is structured around two reportable segments: (i) Broadband and Connectivity; and (ii) Infrastructure and Networking. Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the reportable segment level.

Our net revenue is generated principally from sales of integrated circuit products. While we derive some revenue from other sources, such revenue is not material as it represents less than 1% of our total net revenue.

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

We also report an “All Other” category, which includes operating expenses that we do not allocate to our reportable segments as these expenses are not included in the segment operating performance measures evaluated by our CODM. Operating costs and expenses that are not allocated include amortization of purchased intangible assets, amortization of acquired inventory valuation step-up and inventory charges relating to our decision to exit our cellular baseband business, impairment of goodwill and other long-lived assets, net settlement costs (gains), net restructuring costs, other charges (gains), and other miscellaneous expenses related to corporate allocations that were either over or under the original projections at the beginning of the year. We include acquisition-related items in the “All Other” category as our CODM reviews reportable segment performance exclusive of these charges. Our CODM does not review information regarding total assets, interest income or income taxes on a segment basis. The accounting policies for segment reporting are the same as for Broadcom as a whole.

All prior-period amounts have been adjusted retrospectively to reflect the inclusion of stock-based compensation and our reportable segment changes that occurred in 2014. For a complete summary of these changes, please refer to Note 11, “Reportable Segments, Significant Customer and Geographical Information,” in Part IV, Item 15 of our 2014 Annual Report.

The following tables present details of our reportable segments and the “Cellular Baseband” and “All Other” categories:

	Reportable Segments
	Broadband and Connectivity	Infrastructure and Networking	Total Reportable Segments	Cellular Baseband	All Other	Consolidated
	(In millions)
Three Months Ended March 31, 2015
Net revenue	$1,408	$631	$2,039	$19	$—	$2,058
Operating income (loss)	241	167	408	(7)	(178)	223
Three Months Ended March 31, 2014
Net revenue	$1,246	$594	1,840	$144	$—	$1,984
Operating income (loss)	184	149	333	(139)	(24)	170

Included In All Other Category:	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Amortization of purchased intangible assets	$37	$59
Inventory charges related to the exit of the cellular baseband business	(2)	—
Impairments of long-lived assets	143	25
Settlement costs	—	2
Restructuring costs, net	7	5
Other gains, net	(4)	(52)
Miscellaneous corporate allocation variances	(3)	(15)
Total other operating costs and expenses	$178	$24
Total operating loss for the “All Other” category	$(178)	$(24)

Significant Customer and Geographical Information

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended
	March 31,
	2015	2014
Two largest customers	26.9%	30.2%
Five largest customers as a group	42.1	45.5

The geographical distribution of our shipments, as a percentage of product revenue, was as follows:

	Three Months Ended
	March 31,
	2015	2014
Hong Kong	32.5%	27.4%
China (exclusive of Hong Kong)	24.1	22.6
Singapore, Taiwan, Thailand and Japan	27.0	34.9
United States	4.6	4.3
Europe	1.9	2.1
Other	9.9	8.7
	100.0%	100.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The information contained in this Quarterly Report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2014, referred to as our 2014 Annual Report, and presumes that readers have access to, and will have read, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The information in this Form 10-Q is also not a complete description of our business or the risks associated with an investment in our common stock. You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report and the various other disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our 2014 Annual Report and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.

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

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates, forecasts and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

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

Overview

Broadcom Corporation (including our subsidiaries, referred to collectively in this Report as “Broadcom,” “we,” “our” and “us”) is a global leader and innovator in semiconductor solutions for wired and wireless communications. Broadcom provides one of the industry’s broadest portfolio of highly-integrated system-on-a-chip solutions, or SoCs, that seamlessly deliver voice, video, data and multimedia connectivity in the home, office and mobile environments.

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

Operating Results for the Three Months Ended March 31, 2015

In the three months ended March 31, 2015, our net income was $209 million, as compared to a net income of $390 million in the three months ended December 31, 2014. This decrease in profitability was primarily the result of a 4.0% sequential decline in net revenue and an increase in impairment charges of long-lived assets of $129 million. In the three months ended March 31, 2014, our net income was $165 million. This year-over-year increase was the result of a 3.7% increase in net revenue and a combined net reduction of $105 million for research and development; and selling, general and administrative expenses, primarily associated with the restructuring plan that we initiated in July 2014, offset by an increase in impairment charges of long-lived assets of $118 million and a decrease in other gains of $48 million.

As discussed in further detail elsewhere in this Report, other highlights during the three months ended March 31, 2015 include the following:

•	Our cash and cash equivalents and marketable securities were $5.48 billion at March 31, 2015, compared with $5.99 billion at December 31, 2014.

•
Cash flow from operations used $25 million during the three months ended March 31, 2015, as compared to generating $606 million in the three months ended March 31, 2014. In April 2015, we transitioned to a new enterprise resource planning system. In preparation, we purposefully took certain measures that impacted our cash flow from operations in the three months ended March 31, 2015 to ensure business continuity during this transition.  We built additional inventory to mitigate against unanticipated delays in receiving and shipping, and also paid certain accrued liabilities earlier than we otherwise would have to help ease this transition.

•	We repurchased 8.0 million shares of our Class A common stock at a weighted average price of $44.28 in the three months ended March 31, 2015.

•	We paid $84 million in dividends to holders of our Class A and Class B common stock in the three months ended March 31, 2015.

•
In the three months ended March 31, 2015, we recorded impairment charges related to our knowledge-based processors of $135 million, related to our acquisition of NetLogic Microsystems, Inc., or NetLogic.

•
In the three months ended March 31, 2015, we paid $156 million upon close of escrow for the purchase of land for the construction of a new corporate campus in Orange County, California, totaling up to 2 million square feet to meet the requirements projected in our long-term business plan.  This payment included $110 million for the purchase of the land and $46 million for prepaid taxes and refundable deposits.

Reportable Segments

As discussed in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, all prior-period amounts below have been adjusted retrospectively to reflect the inclusion of stock-based compensation and our reportable segment changes that occurred in 2014.

The following table presents details of our reportable segments, and the “Cellular Baseband” and “All Other” categories:

	Reportable Segments		Total Reportable Segments
	Broadband and Connectivity	Infrastructure and Networking		Cellular Baseband	All Other	Consolidated
	(In millions)
Three Months Ended March 31, 2015
Net revenue	$1,408	$631	$2,039	$19	$—	$2,058
Operating income (loss)	241	167	408	(7)	(178)	223
Operating margin	17.1%	26.5%	20.0%	(36.8)%		10.8%
Three Months Ended December 31, 2014
Net revenue	$1,475	$625	$2,100	$43	$—	$2,143
Operating income (loss)	322	157	479	(10)	(70)	399
Operating margin	21.8%	25.1%	22.8%	(23.3)%		18.6%
Three Months Ended March 31, 2014
Net revenue	$1,246	$594	1,840	$144	$—	$1,984
Operating income (loss)	184	149	333	(139)	(24)	170
Operating margin	14.8%	25.1%	18.1%	(96.5)%		8.6%

See Notes 10 and 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our reportable segments and our "Cellular Baseband" and "All Other" categories.

The decrease in operating income for our Broadband and Connectivity reportable segment in the three months ended March 31, 2015, as compared to the three months ended December 31, 2014, resulted primarily from a 4.5% decrease in net revenue and an increase in excess and obsolete inventory expense. The increase in operating income in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, resulted primarily from a 13.0% increase in net revenue, offset in part by additional research and development expenses. The increase in operating income for our Infrastructure and Networking reportable segment in the three months ended March 31, 2015, as compared to the three months ended December 31, 2014, resulted from flat operating expenses and better overall gross margins. The increase in operating income in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, resulted primarily from a 6.2% increase in net revenue, offset in part by a slight increase in operating expenses. As discussed in Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements, in July 2014 we decided to wind down our cellular baseband business as the commercial and economic opportunity was not sufficient to justify continued investment.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the three months ended March 31, 2015.

Net Revenue

The following tables present net revenue from each of our reportable segments and the Cellular Baseband category:

	Three Months Ended			Quarter over Quarter		Year over Year
	March 31, 2015	December 31, 2014	March 31, 2014	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Broadband and Connectivity	$1,408	$1,475	$1,246	$(67)	(4.5)%	$162	13.0%
Infrastructure and Networking	631	625	594	6	1.0	37	6.2
Total reportable segments	2,039	2,100	1,840	(61)	(2.9)	199	10.8
Cellular Baseband	19	43	144	(24)	(55.8)	(125)	(86.8)
Total net revenue	$2,058	$2,143	$1,984	$(85)	(4.0)	$74	3.7

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(as a % of net revenue)
Broadband and Connectivity	68.4%	68.8%	62.8%
Infrastructure and Networking	30.7	29.2	29.9
Total reportable segments	99.1	98.0	92.7
Cellular Baseband	0.9	2.0	7.3
Total net revenue	100.0%	100.0%	100.0%

Broadband and Connectivity. The decrease in net revenue in the three months ended March 31, 2015, as compared to the three months ended December 31, 2014, resulted primarily from decreases in sales of our set-top box (STB) solutions of $37 million, our wireless connectivity products of $30 million and other broadband and connectivity technologies of $11 million, offset in part by an increase in sales of our broadband modem solutions of $11 million. The decreases in STB and wireless connectivity sales were driven by traditional softness in customer order patterns in the first quarter of the year. The increase in net revenue in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, resulted primarily from increases in sales of our broadband modem solutions of $61 million, our wireless connectivity products of $38 million, our STB solutions of $25 million, and other broadband and connectivity technologies of $38 million. Growth in sales of broadband modem solutions is generally driven by global deployments and upgrades of broadband infrastructure and the adoption of new features and technologies (including DOCSIS 3.0 and VDSL). The increase in wireless connectivity sales was driven by strong demand for our latest generation of integrated solutions that include a richer mix of features. STB growth is generally driven by global subscriber growth, the adoption of new communication features (including HEVC, transcoding and MoCA 2.0), and the roll-out of more highly integrated platforms by global service providers.

Infrastructure and Networking. The increase in net revenue for the three months ended March 31, 2015, as compared to the three months ended December 31, 2014, resulted primarily from increases in sales of Ethernet switches and PHYs of $18 million, offset in part by decreases in sales of other infrastructure and networking products of $12 million. The increase in net revenue in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, resulted from increases in sales of our Ethernet switches and PHYs of $38 million. Growth in Ethernet switches and PHYs is generally driven by continued build outs of packet-based networks to support the delivery of video and mobile data over the Internet, an increase in hosted services and cloud computing, and the ongoing growth in unified communications in the enterprise.

Cellular Baseband. The decreases in net revenue for the three months ended March 31, 2015, as compared to the three months ended December 31, 2014 and the three months ended March 31, 2014, resulted primarily from our decision in July 2014 to wind down our cellular baseband business as the commercial and economic opportunity did not sufficiently justify continued investment. Due to our announced exit from the cellular baseband business, we expect associated revenue to significantly ramp down in the near term and trend to zero over the next twelve to eighteen months.

Rebates. We recorded rebates to certain customers of $221 million, or 10.7% of net revenue, $266 million, or 12.4% of net revenue, and $187 million, or 9.4% of net revenue, in the three months ended March 31, 2015, December 31, 2014, and March 31, 2014, respectively. The change in rebates as a percentage of net revenue was attributable to a change in the mix of sales to customers that participate in rebate programs, primarily in the Broadband and Connectivity reportable segment. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of $4 million, $6 million and $6 million in the three months ended March 31, 2015, December 31, 2014 and March 31, 2014, respectively. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs.

Concentration of Net Revenue

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended
	March 31,
	2015	2014
Two largest customers	26.9%	30.2%
Five largest customers as a group	42.1	45.5

We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. Our largest customers and their respective contributions to our total net revenue have varied and will likely continue to vary from period to period. For information regarding the geographical distribution of our shipments, as a percentage of product revenue, see further discussion in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the seasonal variations in consumer products and changes in the overall economic environment. For these and other reasons, our total net revenue and results of operations for the three months ended March 31, 2015, and prior periods may not necessarily be indicative of future net revenue and results of operations.

Cost of Revenue, Gross Profit and Gross Margin

The following table presents total net revenue, cost of revenue, gross profit and gross margin:

	Three Months Ended			Quarter over Quarter		Year over Year
	March 31, 2015	December 31, 2014	March 31, 2014	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Net revenue	$2,058	$2,143	$1,984	$(85)	(4.0)%	$74	3.7%
Cost of revenue	$972	$1,012	$1,004	$(40)	(4.0)	$(32)	(3.2)
Gross profit	1,086	1,131	980	(45)	(4.0)	106	10.8
Gross margin	52.8%	52.8%	49.4%

Cost of Revenue and Gross Margin. Cost of revenue consists of the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, as well as royalties and license fees paid to vendors and to non-practicing entities, or NPEs. Also included in cost of revenue is the amortization of purchased technology and inventory valuation step-up, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, product warranty costs, provisions for excess and obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support.

Gross margin was flat in the three months ended March 31, 2015, as compared to the three months ended December 31, 2014, however there was a decrease in amortization of purchased intangible assets of $8 million that was offset by an increase of excess and obsolete inventory expense. The improvement in gross margin for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was driven by the $125 million decline in revenue related to our cellular baseband business (which products tend to have below average gross margins).

Gross margin includes $12 million, $12 million and $10 million of licensing revenue related to our intellectual property in the three months ended March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Gross margin also includes $1 million and $2 million of licensing costs related to NPEs in the three months ended March 31, 2015 and March 31, 2014, respectively.

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

The following table presents details of research and development expense:

	Three Months Ended			Quarter over Quarter		Year over Year
	March 31, 2015	December 31, 2014	March 31, 2014	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$380	$374	$456	$6	1.6%	$(76)	(16.7)%
Development and design costs	87	88	88	(1)	(1.1)	(1)	(1.1)
Other	72	68	92	4	5.9	(20)	(21.7)
Research and development	$539	$530	$636	$9	1.7%	$(97)	(15.3)%
(as a % of net revenue)	26.2%	24.7%	32.1%
Employees	7,800	8,000	9,600	(200)	(2.5)%	(1,800)	(18.8)%

The decrease in salaries and benefits for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily attributable to our restructuring plan related to the exit from our cellular baseband business initiated in July 2014, partially offset by increases in headcount in each of our current reportable segments. Development and design costs vary from period to period depending on the timing of development and tape-out of various products. The decreases in the Other line item from the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, is primarily attributable to a decrease in depreciation and facility expenses related to the exit of the cellular baseband business. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. Factors that may impact research and development costs include the diversification of the markets we serve, new product or market opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies, including acquisitions. For the three months ended March 31, 2015, approximately 60% and 25% of our products were manufactured in 40 nanometers and 65 nanometers, respectively. We are designing most new products in 40 nanometers and 28 nanometers, and are beginning to develop products leveraging FinFET technologies. We currently hold approximately 10,700 U.S. and more than 3,700 foreign patents and have more than 6,250 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of salaries and related costs, including stock-based compensation expense, for employees engaged in selling, general and administrative activities. We also incur legal and other professional fees, facilities expenses and communications expenses.

The following table presents details of selling, general and administrative expense:

	Three Months Ended			Quarter over Quarter		Year over Year
	March 31, 2015	December 31, 2014	March 31, 2014	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$120	$113	$121	$7	6.2%	$(1)	(0.8)%
Legal and accounting fees	17	18	21	(1)	(5.6)	(4)	(19.0)
Other	40	42	43	(2)	(4.8)	(3)	(7.0)
Selling, general and administrative	$177	$173	$185	$4	2.3%	$(8)	(4.3)%
(as a % of net revenue)	8.6%	8.1%	9.3%
Employees	1,950	1,950	2,050	—	—%	(100)	(4.9)%

Salaries and benefits increased for the three months ended March 31, 2015, as compared to the three months ended December 31, 2014, as a result of an increase in cash compensation levels in connection with our annual merit review program and employer payroll taxes tend to be higher in the first half of the year. The decrease in the Other line item was primarily attributable to a decrease in facilities expenses. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in salaries and benefits in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended			Quarter over Quarter		Year over Year
	March 31, 2015	December 31, 2014	March 31, 2014	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of revenue	$5	$5	$6	$—	—%	$(1)	(16.7)%
Research and development	60	67	84	(7)	(10.4)	(24)	(28.6)
Selling, general and administrative	25	25	30	—	—	(5)	(16.7)
Stock-based compensation	$90	$97	$120	$(7)	(7.2)%	$(30)	(25.0)%
(as a % of net revenue)	4.4%	4.5%	6.0%

The decrease in stock-based compensation in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily attributable to the cancellation of equity awards held by employees who were terminated due to the decision to exit our cellular baseband business. In the three months ended March 31, 2015, we granted equity awards with a fair value of $283 million, primarily related to our regular annual equity compensation review program, which will be expensed over the next four years, as compared to $386 million in three months ended March 31, 2014.

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2015 and through 2019 related to unvested share-based payment awards:

	2015	2016	2017	2018	2019	Total
	(In millions)
Unearned stock-based compensation	$260	$253	$164	$79	$11	$767

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

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in the cost of revenue and other operating expense categories:

	Three Months Ended			Quarter over Quarter		Year over Year
	March 31, 2015	December 31, 2014	March 31, 2014	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of revenue	$36	$42	$50	$(6)	(14.3)%	$(14)	(28.0)%
Other operating expenses	1	3	9	(2)	(66.7)	(8)	(88.9)
	$37	$45	$59	$(8)	(17.8)%	$(22)	(37.3)%

The decrease in amortization of purchased intangible assets is primarily the result of the NetLogic impairment charges recognized in 2014.

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), currently estimated to be expensed in the remainder of 2015 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2015	2016	2017	2018	2019	Thereafter	Total
	(In millions)
Cost of revenue	$94	$93	$74	$59	$45	$112	$477
Other operating expenses	3	3	2	2	2	1	13
	$97	$96	$76	$61	$47	$113	$490

Impairment of Goodwill and Other Long-Lived Assets

We recorded impairment charges of long-lived assets of $143 million and $25 million in the three months ended March 31, 2015 and 2014, respectively. See discussion of our impairment of long-lived assets in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Restructuring Costs, Net

We recorded restructuring costs of $7 million and $5 million in the three months ended March 31, 2015 and 2014, respectively. We expect to record additional restructuring charges of up to $10 million over the next 12 months, primarily for costs associated with the closure of three additional facilities. See discussion of our restructuring costs as it relates to our decision to exit from our cellular baseband business in Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Other Gains, Net

We recorded other gains of $4 million and $52 million in the three months ended March 31, 2015 and 2014, respectively. See discussion of our Other Gains, Net in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements as it relates to the sale of certain Ethernet controller-related assets to QLogic Corporation in the three months ended March 31, 2014, referred to as the QLogic Transaction.

Provision for Income Taxes

The following table presents details of the provision for income taxes and our effective tax rates:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(In millions, except percentages)
Provision for income taxes	$9	$5	$3
Effective tax rates	4.1%	1.3%	1.8%

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

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.

The following table presents working capital, cash and cash equivalents, and marketable securities:

	March 31, 2015	December 31, 2014	$ Change
	(In millions)
Working capital	$3,351	$3,522	$(171)

Cash and cash equivalents	$1,677	$2,545	$(868)
Short-term marketable securities	1,274	1,061	213
Long-term marketable securities	2,533	2,383	150
Total cash and cash equivalents and marketable securities	$5,484	$5,989	$(505)

See the summary of cash, cash equivalents, short and long-term marketable securities by major security type and discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided by and Used in the Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Net cash provided by (used in) operating activities	$(25)	$606
Net cash provided by (used in) investing activities	(529)	38
Net cash used in financing activities	(314)	(47)
Increase (decrease) in cash and cash equivalents	(868)	597
Cash and cash equivalents at beginning of period	2,545	1,657
Cash and cash equivalents at end of period	$1,677	$2,254

Operating Activities

In the three months ended March 31, 2015, our operating activities used $25 million in cash. This was primarily the result of changes in operating assets and liabilities of $546 million, which more than offset net income of $209 million and net non-cash operating expenses of $312 million. The change in operating assets and liabilities was primarily due to our transition to a new enterprise resource planning system, or ERP, in April 2015. In preparation, we purposefully took certain measures that impacted our cash flow from operations in the three months ended March 31, 2015 to ensure business continuity during this transition.  We built additional inventory to mitigate against unanticipated delays in receiving and shipping, and also paid certain accrued liabilities earlier than we otherwise would have to help ease this transition. In the three months ended March 31, 2014, our operating activities provided $606 million in cash. This was primarily the result of net income of $165 million and net non-cash operating expenses of $207 million and changes in operating assets and liabilities of $234 million.

Our days sales outstanding increased from 34 days at December 31, 2014 to 36 days at March 31, 2015. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Additionally, accounts receivable could increase due to fluctuations in concentrations of revenue with customers under rebate programs, which may result in higher levels of accounts receivables and accrued rebates on our balance sheet. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

Our inventory days on hand purposefully increased from 48 days at December 31, 2014 to 59 days at March 31, 2015, primarily related to the inventory build as discussed above. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing Activities

Investing activities used $529 million in cash in the three months ended March 31, 2015, which was primarily the result of $156 million of property and equipment purchases to support our research and development efforts (which includes the purchase of land for the construction of a new corporate campus of $110 million), $15 million in purchases of other assets and $358 million in net purchases of marketable securities. Investing activities provided $38 million in cash in the three months ended March 31, 2014, which was primarily the result of $90 million of proceeds from the QLogic Transaction and $26 million in net proceeds of marketable securities, offset in part by $78 million of capital equipment purchases to support our research and development efforts.

Financing Activities

Our financing activities used $314 million in cash in the three months ended March 31, 2015, which was primarily the result of $335 million in repurchases of our Class A common stock, dividend payments of $84 million, and $43 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, or RSUs, offset in part by $148 million in proceeds received from issuances of common stock upon the exercise of stock options. Our financing activities used $47 million in cash in the three months ended March 31, 2014, which was primarily the result of dividend payments of $70 million and $31 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to RSUs, offset in part by $54 million in proceeds received from issuances of common stock upon the exercise of stock options.

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

Short and Long-Term Financing Arrangements

At March 31, 2015, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

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

Senior Notes

The following table summarizes details of our senior unsecured notes, or Notes:

Date	Maturity	Interest	Effective	Issuance	March 31,	December 31,
Issued	Date	Rate	Yield	Price	2015	2014
					(In millions)
November 2011	November 2018	2.700%	2.762%	99.609%	$500	$500
August 2012	August 2022	2.500	2.585	99.255	500	500
July 2014	August 2024	3.500	3.546	99.615	350	350
July 2014	August 2034	4.500	4.546	99.400	250	250
					1,600	1,600
	Unaccreted discount				(7)	(7)
	Long-term debt				$1,593	$1,593

The outstanding Notes described above contain a number of restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets; enter into sale and lease-back transactions; or merge, consolidate or sell assets. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the Notes. We were in compliance with all senior unsecured notes debt covenants as of March 31, 2015.

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

Credit Facility

In November 2010 we entered into a credit facility with certain institutional lenders that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $500 million. We amended this credit facility in July 2014, primarily to extend the maturity date to July 31, 2019, at which time all outstanding revolving facility loans (if any) and accrued and unpaid interest must be repaid. Loans made under the credit facility (other than swing line loans) bear interest, at our option, at either a Base Rate plus a margin that varies from 0.000% to 0.250% or a Eurodollar Rate plus a margin that varies from 0.625% to 1.250%.  Swing line loans under the credit facility bear interest applicable to Base Rate loans. We are also required to pay a commitment fee on any unused commitments at a rate that varies from 0.060% to 0.150% per annum.  We have not drawn on the credit facility since its inception.

We may also, upon the agreement of the existing lenders, increase the commitments under the credit facility by up to an additional $100 million. The credit facility contains customary representations, warranties and covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00. We were in compliance with all credit facility covenants as of March 31, 2015.

Other Notes and Borrowings

We had no other significant notes or borrowings as of March 31, 2015.

Commitments and Other Contractual Obligations

There have been no material changes in the three months ended March 31, 2015, to the amounts presented in the table under the “Commitments and Other Contractual Obligations” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2014 Annual Report.

Prospective Capital Needs

We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the issuance of common stock through our employee stock option and purchase plans, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, repurchases of our Class A common stock and quarterly dividends for at least the next 12 months. This includes the construction of a new corporate campus. However, it is possible that we may choose to raise additional funds or draw on our existing credit facility to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. If needed, we may be able to raise such funds by selling equity or debt securities to the public or to selected investors or by borrowing money from financial institutions. We could also reduce certain expenditures, such as repurchases of our Class A common stock and payments of our quarterly dividends.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S. and expect domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as acquisitions, quarterly dividends, share buy-backs and repayment of debt. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of March 31, 2015 we have approximately $2.95 billion of cash, cash equivalents, and marketable securities held by our foreign subsidiaries. We do not expect that potential taxes on a repatriation of our foreign earnings, which are permanently reinvested, would have a material effect on our overall liquidity because such potential taxes would be substantially offset by our domestic net operating loss and tax credit carryforwards. Nevertheless, some of a repatriation would be subject to US federal income taxes, less foreign tax credits. In addition, a repatriation of our foreign earnings could result in higher and more volatile income tax rates and could be dilutive to our earnings.

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

Off-Balance Sheet Arrangements

At March 31, 2015, we had no material off-balance sheet arrangements, other than our facility operating leases.

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

To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 31, 2015, a 100 basis point increase in interest rates across all maturities would result in a $36 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analysis performed as of March 31, 2015 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

A hypothetical increase of 100 basis points in short-term interest rates would not have a material impact on our revolving credit facility, which bears a floating interest rate. This sensitivity analysis assumes all other variables will remain constant in future periods.

Our Notes bear fixed interest rates, and therefore, would not be subject to interest rate risk.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Our direct exposure to foreign exchange rate fluctuations is limited primarily to employee costs for employees based outside of the U.S, as well as financial assets denominated in foreign currencies. Fluctuations in currency exchange rates could affect our business in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2015, the end of the period covered by this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Report and in our other filings with the SEC, including our 2014 Annual Report and subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Broadcom, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our Class A common stock will likely decline, and you may lose all or part of your investment.

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

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers represented 42.1%, and 45.5% of our total net revenue in the three months ended March 31, 2015 and 2014, respectively. Sales to two significant customers represented 26.9% and 30.2% of our total net revenue in the three months ended March 31, 2015 and 2014, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The loss of any significant customer could materially and adversely affect our financial condition and results of operations. Also, as our significant customers become larger relative to our business and the industry, they may be able to leverage pricing pressure through the supply chain, vertical integration or other avenues, thereby adversely affecting our gross margins. In addition, we may face onerous remedies to one or more of our largest customers if we fail to meet our supply commitments or otherwise fail to perform our contractual obligations.

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

During other periods, our growth has placed a significant strain on our management personnel, systems and resources. To respond to such periods of increased demand, we would need to expand, train, manage and motivate our workforce, and to upgrade or enhance our existing IT systems. For example, in response to prior periods of growth, we began upgrading our enterprise resource planning system and expect to continue to do so during 2015. We may not be successful in implementing new systems, including our new enterprise resource planning system, which could involve business disruptions, including impeding the shipment of our products, short-term impacts to working capital and cash flow, and potential increases to excess and obsolete inventory. If we are unable to effectively manage expanding operations during growth periods, we may be unable to adjust our business quickly enough to meet competitive challenges or exploit potential market opportunities.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to destinations outside the United States, primarily in Asia, represented 95.4% and 95.7% of our product revenue in the three months ended March 31, 2015 and 2014, respectively. Substantially all of our products are shipped through our logistical facilities in Singapore. An increasing portion of our product sales is made through distributors, which increases our exposure to the risks described below. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our business activities outside the United States and to open other design and operational centers abroad.

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

Our operations are subject to increasingly complex foreign and U.S. laws and regulations, including but not limited to anti-corruption laws, such as the Foreign Corrupt Practices Act and the UK Bribery Act and equivalent laws in other jurisdictions, antitrust or competition laws, and data privacy laws, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, our expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no complete assurance that any individual employee, contractor, or agent will not violate our policies. Additionally, the costs of complying with these laws (including the costs of investigations, auditing and monitoring) could also adversely affect our current or future business.

Economic conditions in our primary markets, particularly in Asia, may negatively impact the demand for our products in those geographies. Also, all of our sales to date have been denominated in U.S. dollars. Accordingly, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in foreign markets or require us to assume the risk of denominating certain sales in foreign currencies. We anticipate that these factors will impact our business to a greater degree as we further expand our business activities.

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

Our stock price is highly volatile.

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2012 through March 31, 2015 our Class A common stock has traded at prices as low as $23.25 and as high as $46.31 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

Our product demand forecasts are based on multiple assumptions, each of which may introduce error into our estimates. In the event we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we could forego revenue opportunities and potentially lose market share and damage our customer relationships. Also, due to our industry’s use of “just-in-time” inventory management, any disruption in the supply chain could lead to more immediate shortages in product or component supply. Additionally, any enterprise system failures, including in connection with implementing our new enterprise resource planning system and/or other new systems, could impact our ability to fulfill orders and interrupt other processes.

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

As a fabless semiconductor company, we do not own or operate fabrication, assembly or test facilities. As a result, we face competition for manufacturing capacity in the open market. We rely on third parties to manufacture, assemble and test substantially all of our semiconductor devices. Accordingly, we cannot directly control our product delivery schedules and quality assurance. This lack of control could result in product shortages or quality assurance problems. These issues could delay shipments of our products or increase our assembly or testing costs. In addition, the consolidation of foundry subcontractors, as well as the increasing capital intensity and complexity associated with fabrication in smaller process geometries has limited our diversity of suppliers and increased our risk of a “single point of failure.” Specifically, as we move to smaller geometries, we have become increasingly reliant on TSMC (Taiwan Semiconductor Manufacturing Company) for the manufacture of product at and below 40 nanometers. The lack of diversity of suppliers could also drive increased wafer prices and adversely affect our results of operations, including our gross margins.

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

As of March 31, 2015 our co-founders, directors, executive officers and their respective affiliates beneficially owned 8.7% of our outstanding common stock and held 47.3% of the total voting power held by our shareholders. As a result, the voting power of these shareholders may strongly influence the outcome of matters that require the approval of our shareholders, including the election of our Board of Directors and certain significant corporate transactions. In particular, as of March 31, 2015 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 8.2% of our outstanding common stock and held 47.1% of the total voting power held by our shareholders. Because of their significant voting stock ownership, we may not be able to engage in certain transactions, and our shareholders may not be able to effect certain actions or transactions, without the approval of one or both of these shareholders. In addition, repurchases of shares of our Class A common stock under our share repurchase program would result in an increase in the total voting power of our co-founders, directors, executive officers and their affiliates, as well as other continuing shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended March 31, 2015, we issued approximately 120,000 shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

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

In November 2014 our Board of Directors authorized an additional share repurchase program for the repurchase of such number of shares incremental to the number allowed under the evergreen program that would yield a total share repurchase for 2015 of up to $1 billion.

The following table presents details of our various repurchases during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May yet be Purchased under the Plans
	(In millions, except per share data)
January 2015	—	$—	—
February 2015	5.0	44.56	5.0
March 2015	3.0	43.81	3.0
Total	8.0	$44.28	8.0	$—

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

Not applicable.

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
(Registrant)

/S/ ERIC K. BRANDT
Eric K. Brandt
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/S/ CINDY A. FIORILLO
Cindy A. Fiorillo
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)

April 21, 2015