Form 10-Q
period 2015-06-30
BROADCOM CORP
filed 2015-07-30
CIK 1054374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-Q
__________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015 the registrant had 559 million shares of Class A common stock, $0.0001 par value, and 48 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2015 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,976	$2,545
Short-term marketable securities	1,208	1,061
Accounts receivable, net	922	804
Inventory	612	531
Prepaid expenses and other current assets	145	131
Total current assets	4,863	5,072
Property and equipment, net	626	516
Long-term marketable securities	3,161	2,383
Goodwill	3,717	3,710
Purchased intangible assets, net	462	664
Other assets	161	126
Total assets	$12,990	$12,471
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$594	$503
Wages and related benefits	220	220
Deferred revenue and income	36	36
Accrued liabilities	696	791
Total current liabilities	1,546	1,550
Long-term debt	1,594	1,593
Other long-term liabilities	247	277
Commitments and contingencies
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	12,537	12,595
Accumulated deficit	(2,860)	(3,455)
Accumulated other comprehensive loss	(74)	(89)
Total shareholders’ equity	9,603	9,051
Total liabilities and shareholders’ equity	$12,990	$12,471

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions, except per share data)
Net revenue	$2,096	$2,041	$4,154	$4,025
Cost of revenue	939	1,005	1,911	2,009
Gross profit	1,157	1,036	2,243	2,016
Operating expenses:
Research and development	538	634	1,077	1,270
Selling, general and administrative	188	182	365	367
Amortization of purchased intangible assets	2	9	3	18
Impairments of long-lived assets	—	165	143	190
Restructuring costs, net	4	23	11	28
Settlement costs	1	16	1	18
Other charges (gains), net	22	(7)	18	(59)
Total operating expenses	755	1,022	1,618	1,832
Income from operations	402	14	625	184
Interest expense, net	(3)	(5)	(8)	(10)
Other expense, net	(5)	(8)	(5)	(5)
Income before income taxes	394	1	612	169
Provision for income taxes	8	2	17	5
Net income (loss)	$386	$(1)	$595	$164
Net income (loss) per share (basic)	$0.64	$—	$0.99	$0.28
Net income (loss) per share (diluted)	$0.63	$—	$0.97	$0.28
Weighted average shares (basic)	602	587	601	585
Weighted average shares (diluted)	616	587	614	593
Dividends per share	$0.14	$0.12	$0.28	$0.24

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Net income (loss)	$386	$(1)	$595	$164
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2015 and 2014	32	14	12	13
Unrealized gains (losses) on marketable securities, net of $0 tax in 2015 and 2014	(2)	—	3	1
Other comprehensive income	30	14	15	14
Comprehensive income	$416	$13	$610	$178

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2015	2014
	(In millions)
Operating activities
Net income	$595	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82	99
Stock-based compensation expense	176	233
Acquisition-related items:
Amortization of purchased intangible assets	70	115
Impairments of long-lived assets	143	190
Loss (gain) on sale of assets and other	3	(47)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(117)	(1)
Inventory	(81)	(90)
Prepaid expenses and other assets	(56)	(4)
Accounts payable	88	97
Deferred revenue	(14)	105
Other accrued and long-term liabilities	(112)	(30)
Net cash provided by operating activities	777	831
Investing activities
Net purchases of property and equipment	(173)	(158)
Net cash paid for acquired companies	—	(6)
Proceeds from sale (purchases) of certain assets and other	(15)	90
Purchases of marketable securities	(2,682)	(913)
Proceeds from sales and maturities of marketable securities	1,758	970
Net cash used in investing activities	(1,112)	(17)
Financing activities
Repurchases of Class A common stock	(463)	(191)
Dividends paid	(168)	(140)
Proceeds from issuance of common stock	475	283
Minimum tax withholding paid on behalf of employees for restricted stock units	(78)	(59)
Net cash used in financing activities	(234)	(107)
Increase (decrease) in cash and cash equivalents	(569)	707
Cash and cash equivalents at beginning of period	2,545	1,657
Cash and cash equivalents at end of period	$1,976	$2,364

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

For a complete summary of our significant accounting policies, please refer to Note 1, “Summary of Significant Accounting Policies,” in Part IV, Item 15 of our 2014 Annual Report. There have been no material changes to our significant accounting policies during the six months ended June 30, 2015.

Pending Acquisition by Avago Technologies Limited

On May 28, 2015, we entered into an Agreement and Plan of Merger, or the Avago Agreement, by and among Broadcom, Avago Technologies Limited, or Avago, Pavonia Limited, a limited company incorporated under the laws of the Republic of Singapore, or Holdco, Safari Cayman L.P., an exempted limited partnership formed under the laws of the Cayman Islands and a direct wholly-owned subsidiary of Holdco, or the Partnership, Avago Technologies Cayman Holdings Ltd., an exempted company incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of the Partnership, or Intermediate Holdco, Avago Technologies Cayman Finance Limited, an exempted company incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of Intermediate Holdco, or Finance Holdco, Buffalo CS Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Finance Holdco and Buffalo UT Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Finance Holdco, which provides for a proposed business combination transaction between us and Avago, or the Transaction.

As a result of the Transaction, at closing, each share of Broadcom common stock will be converted into the right to receive, at the election of each holder of such Broadcom common stock and upon the terms and subject to the conditions set forth in the Avago Agreement, cash or Holdco ordinary shares, which are each subject to proration in accordance with the Avago Agreement, or interests of the Partnership represented by exchangeable limited partnership units, or Restricted Exchangeable Units, which are not subject to proration. The Restricted Exchangeable Units cannot be transferred, sold or hedged for a period of one or two years after closing. Following such restricted period, a holder of Restricted Exchangeable Units may require the Partnership to repurchase any or all of such holder’s Restricted Exchangeable Units in consideration for Holdco shares or an equivalent cash amount, as determined by Holdco in its sole discretion. Upon the terms and subject to the conditions set forth in the Avago Agreement, Broadcom shareholders will have the ability to elect to receive, with respect to each issued and outstanding share of Broadcom common stock: (a) $54.50 per share in cash; (b) 0.4378 Holdco ordinary shares; or (c) 0.4378 Restricted Exchangeable Units. The foregoing exchange ratios will not fluctuate with changes in the relative market prices of Avago ordinary shares and shares of Broadcom Class A common stock. The shareholder election will be subject to a proration mechanism, which causes the aggregate amount of cash paid and the aggregate number of Holdco shares issued to the holders of Broadcom common stock to equal as nearly as practicable the total amount of cash and number of Holdco shares that would have been paid and issued if 50% of the shares of Broadcom common stock elected to receive Holdco shares and 50% of the shares of Broadcom common stock elected to receive cash. Also as a result of the Transaction, at closing, all of Avago’s issued ordinary shares as of immediately prior to the effective time of the Transaction will be exchanged on a one-to-one basis for Holdco shares. Avago has stated that it intends to finance the cash portion of the merger with cash on hand from both companies and new, fully-committed debt financing and credit facilities from a consortium of banks. Avago also intends to refinance substantially all of our and Avago's existing debt with committed debt financing, presently aggregating approximately $5.6 billion.

At the closing of the Transaction, each unvested Broadcom option and restricted stock unit will generally be converted into an option or restricted stock unit award, as applicable, from Holdco on the same terms and conditions as were applicable under such Broadcom option or restricted stock unit (including with respect to vesting), but appropriately adjusted based on the Transaction consideration and to preserve the value of the award. All vested Broadcom stock options and restricted stock units, after giving effect to any acceleration, will be cashed out, except that any vested Broadcom option that is an underwater option will be cancelled for no consideration.

The Transaction has been unanimously approved by the boards of directors of both companies, as well as a special committee of the independent directors of Broadcom. Consummation of the Transaction is subject to the satisfaction or waiver of the conditions set forth in the Avago Agreement, including approval of the Transaction by our shareholders and Avago’s shareholders, the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of regulatory clearance under certain foreign antitrust laws, including those of China and the European Union, as well as other customary closing conditions.

Avago and Broadcom may each terminate the Avago Agreement under certain circumstances, and in connection with the termination of the Avago Agreement under specified circumstances, Avago or Broadcom may be required to pay the other party a termination fee of up to $1 billion. Additionally, in the event that either Avago or Broadcom terminates the Avago Agreement as a result of the failure by either party's shareholders to approve the Transaction, Broadcom or Avago, as the case may be, must pay the other party a fee of approximately $333 million.

Avago and Broadcom have each made customary covenants in the Avago Agreement, including, without limitation, covenants not to solicit alternative transactions or, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction. In addition, until the termination of the Avago Agreement or the closing, we have agreed to operate our business in the ordinary course of business in all material respects consistent with past practice and have agreed to certain other negative covenants. We currently expect the Transaction to close by the end of the first quarter of 2016. Following completion of the merger, we will become a wholly owned subsidiary of Holdco and the Partnership, our common stock will be delisted from The Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended, and as such, we will no longer file periodic reports with the SEC. It is a condition to the consummation of the Transaction that Holdco ordinary shares be listed on the Nasdaq Global Select Market, as is the case today with Avago ordinary shares and Broadcom Class A common stock.

We recorded acquisition-related costs of approximately $22 million, primarily for outside legal and financial advisory fees associated with the pending Avago acquisition of Broadcom in the three and six months ended June 30, 2015. These costs were recorded in “Other charges (gains), net” included in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015.

The foregoing description of the Avago Agreement and the Transaction does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Avago Agreement, a copy of which is attached as Exhibit 2.1 to the Form 8-K filed by the Company on May 29, 2015 and listed in the Exhibit Table of this filing. The joint proxy statement/prospectus describes the Avago Agreement and the Transaction in more detail. Investors and security holders of Broadcom are urged to read the joint proxy statement/prospectus and any other relevant documents that will be filed with the SEC carefully and in their entirety when they become available because they contain or will contain important information about the Transaction.

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

Recent Accounting Pronouncements

In May 2014 the Financial Accountings Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

2.	Supplemental Financial Information

The following tables present details of our unaudited condensed consolidated financial statements:

Inventory

	June 30, 2015	December 31, 2014
	(In millions)
Work in process	$228	$180
Finished goods	384	351
	$612	$531

Property and Equipment, Net

In March 2015, we paid $156 million upon close of escrow for the purchase of land for the construction of a new corporate campus in Orange County, California, totaling up to 2 million square feet to meet the requirements projected in our long-term business plan.  This payment included $110 million for the purchase of the land and $46 million for prepaid taxes and refundable deposits recorded as "Property and equipment, net" and "Other assets," respectively, in our unaudited condensed consolidated balance sheets.

Accrued Liabilities

	June 30, 2015	December 31, 2014
	(In millions)
Accrued rebates	$513	$574
Accrued taxes	26	28
Accrued royalties	19	19
Accrued settlement charges	17	17
Accrued legal costs	12	10
Warranty reserve	6	6
Restructuring liabilities	7	28
Other	96	109
	$696	$791

Other Long-Term Liabilities

	June 30, 2015	December 31, 2014
	(In millions)
Deferred revenue	$91	$105
Accrued taxes	77	77
Deferred rent	30	38
Deferred tax liabilities	17	17
Accrued settlement charges	9	17
Other long-term liabilities	23	23
	$247	$277

Accrued Rebate Activity

The following table summarizes activity related to accrued rebates:

	Six Months Ended
	June 30,
	2015	2014
	(In millions)
Beginning balance	$574	$409
Charged as a reduction of revenue	440	363
Reversal of unclaimed rebates	(11)	(19)
Payments	(490)	(322)
Ending balance	$513	$431

We recorded customer rebates of $219 million and $176 million in the three months ended June 30, 2015 and 2014, respectively.

Other Charges (Gains), Net

In connection with the Avago Agreement, we recorded costs of $22 million, primarily related to banker, legal and accounting fees. These costs were recorded in “Other charges (gains), net” included in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015.

In March 2014 we sold certain Ethernet controller-related assets and provided non-exclusive licenses to intellectual property, including a non-exclusive patent license, to QLogic Corporation for a total of $209 million, referred to as the QLogic Transaction. The transaction was accounted for as a multiple element arrangement, which primarily included (i) the sale of certain assets (constituting a business for accounting purposes), (ii) the licensing of certain intellectual property and (iii) a long-term supply agreement. In connection with the transaction, we recorded a gain on the sale of assets of $48 million (net of a goodwill adjustment of $37 million) and deferred revenue of $120 million. The revenue related to the license agreement ($76 million) and the supply agreement ($44 million) will be amortized over approximately seven years. The operating gain was recorded in “Other charges (gains), net” included in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2014.

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

The following table presents the computation of net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions, except per share data)
Numerator: Net income (loss)	$386	$(1)	$595	$164
Denominator for net income (loss) per share (basic)	602	587	601	585
Effect of dilutive securities:
Stock awards	14	—	13	8
Denominator for net income (loss) per share (diluted)	616	587	614	593
Net income (loss) per share (basic)	$0.64	$—	$0.99	$0.28
Net income (loss) per share (diluted)	$0.63	$—	$0.97	$0.28

Net income (loss) per share (diluted) does not include the effect of anti-dilutive potential common shares resulting from outstanding equity awards. There were no anti-dilutive potential common shares in the three and six months ended June 30, 2015. There were 32 million and 31 million anti-dilutive potential common shares in the three and six months ended June 30, 2014, respectively.

Supplemental Cash Flow Information

In the six months ended June 30, 2015, we paid $20 million for capital equipment that was accrued as of December 31, 2014, and had billings of $23 million for capital equipment that were accrued but not yet paid as of June 30, 2015.

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

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and marketable securities’ costs, gross unrealized gains, gross unrealized losses and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities:

	June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$1,235	$—	$—	$1,235	$1,235	$—	$—
Level 1:
Bank and time deposits	378	—	—	378	378	—	—
Money market funds	132	—	—	132	132	—	—
U.S. treasury and agency obligations	1,852	1	(1)	1,852	6	134	1,712
Subtotal	2,362	1	(1)	2,362	516	134	1,712
Level 2:
Commercial paper	225	—	—	225	225	—	—
Corporate bonds	2,341	2	(1)	2,342	—	1,058	1,284
Asset-backed securities and other	181	—	—	181	—	16	165
Subtotal	2,747	2	(1)	2,748	225	1,074	1,449
Level 3:
Level 3: None	—	—	—	—	—	—	—
Total	$6,344	$3	$(2)	$6,345	$1,976	$1,208	$3,161

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$659	$—	$—	$659	$659	$—	$—
Level 1:
Bank and time deposits	943	—	—	943	943	—	—
Money market funds	83	—	—	83	83	—	—
U.S. treasury and agency obligations	1,434	—	(1)	1,433	12	192	1,229
Subtotal	2,460	—	(1)	2,459	1,038	192	1,229
Level 2:
Commercial paper	800	—	—	800	798	2	—
Corporate bonds	1,931	1	(2)	1,930	50	859	1,021
Asset-backed securities and other	141	—	—	141	—	8	133
Subtotal	2,872	1	(2)	2,871	848	869	1,154
Level 3:
Level 3: None	—	—	—	—	—	—	—
Total	$5,991	$1	$(3)	$5,989	$2,545	$1,061	$2,383

There were no transfers between Level 1, Level 2 or Level 3 securities in the six months ended June 30, 2015. All of our long-term marketable securities had maturities of between one and three years in duration at June 30, 2015. Our cash, cash equivalents and marketable securities at June 30, 2015, consisted of $2.62 billion held domestically, with the remaining balance of $3.72 billion held by our foreign subsidiaries.

At June 30, 2015, we had 230 investments with a fair value of $2.11 billion that were in an unrealized loss position for less than twelve months. Our gross unrealized losses of $2 million for these investments at June 30, 2015, were due to changes in market rates. We have determined that the gross unrealized losses on these investments at June 30, 2015, are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.

Instruments Not Recorded at Fair Value on a Recurring Basis. We measure the fair value of our long-term debt carried at amortized cost quarterly for disclosure purposes. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $1.58 billion and $1.61 billion as of June 30, 2015 and December 31, 2014, respectively. The recorded values of all our accounts receivable and accounts payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

4.	Income Taxes

The following table presents details of the provision for income taxes and our effective tax rates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions, except percentages)
Provision for income taxes	$8	$2	$17	$5
Effective tax rates	2.0%	200.0%	2.8%	3.0%

The differences between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at substantially lower rates than the federal statutory rate and domestic tax losses recorded without tax benefits. In determining our annualized effective tax rates, the tax effects of the impairments of long-lived assets, restructuring costs and certain other non-recurrent costs were treated as discrete tax items.

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $2 million and $2 million at June 30, 2015 and December 31, 2014, respectively.

Our income tax returns for the 2010, 2011 and 2012 tax years are currently under examination by the Internal Revenue Service. We do not believe the audit will have a material impact on our financial position, operating results, or cash flows. However, our deferred tax assets could be reduced, with a corresponding reduction in the valuation allowance related to such deferred tax assets.

5.	Debt and Credit Facility

Senior Notes

The following table presents details of our senior notes, or the Notes, as of the dates listed below:

Date	Maturity	Interest	Effective	Issuance	June 30,	December 31,
Issued	Date	Rate	Yield	Price	2015	2014
					(In millions)
November 2011	November 2018	2.700%	2.762%	99.609%	$500	$500
August 2012	August 2022	2.500	2.585	99.255	500	500
July 2014	August 2024	3.500	3.546	99.615	350	350
July 2014	August 2034	4.500	4.546	99.400	250	250
					1,600	1,600
	Unaccreted discount				(6)	(7)
	Long-term debt				$1,594	$1,593

The outstanding Notes described above contain a number of restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets; enter into sale and lease-back transactions; or merge, consolidate or sell assets. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the Notes. We were in compliance with all senior unsecured notes debt covenants as of June 30, 2015.

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

Quarterly Dividend

In November 2014 our Board of Directors announced its intention to increase the quarterly cash dividend by 17% to $0.14 per share ($0.56 per share on an annual basis) payable to holders of our common stock. In the three and six months ended June 30, 2015 and 2014 we paid $84 million, $70 million, $168 million and $140 million, respectively, in dividends to holders of our Class A and Class B common stock.

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

Under these programs, we repurchased 2.4 million and 10.4 million shares of our Class A common stock at weighted average prices of $44.79 and $44.40 in the three and six months ended June 30, 2015, respectively. In connection with the Avago Agreement, we agreed to discontinue future share repurchases under these programs.

Repurchases under our share repurchase programs were intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Our share repurchase programs do not obligate us to acquire any particular amount of our stock and may be suspended at any time at our discretion.

7.	Employee Benefit Plans

Combined Incentive Plan Activity

Restricted stock unit activity is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2014	20	$32.38
Restricted stock units granted	7	42.61
Restricted stock units cancelled	(1)	33.14
Restricted stock units vested	(5)	34.10
Balance at June 30, 2015	21	$35.25

Stock option activity is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
	(In millions, except per share data)
Balance at December 31, 2014	20	$33.84
Options exercised	(12)	34.44
Balance at June 30, 2015	8	$32.90

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in salaries and benefits in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Cost of revenue	$4	$5	$9	$11
Research and development	56	80	116	164
Selling, general and administrative	26	28	51	58

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2015 through 2019 related to unvested share-based payment awards:

	2015	2016	2017	2018	2019	Total
	(In millions)
Unearned stock-based compensation	$168	$252	$163	$80	$11	$674

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

Claims and Litigation

We and certain of our subsidiaries are currently parties to various legal proceedings, including those noted in this section. Unless otherwise noted below, during the periods presented we have not: (i) recorded any accrual for loss contingencies associated with such legal proceedings; (ii) determined that an unfavorable outcome is probable or reasonably possible; or (iii) determined that the amount or range of any possible loss is reasonably estimable.

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
Securities Litigation Matters

Following the May 28, 2015 announcement of the Avago Agreement, multiple shareholder class action lawsuits were filed in the Superior Court of the State of California, County of Orange against Broadcom, our Board of Directors, and other parties to the Merger Agreement (collectively “the Defendants”) under the following captions:  Xu v. Broadcom Corp., et al., Case No. 30-2015-00790689-CU-SL-CXC, filed June 1, 2015; Freed v. Broadcom Corp., et al., Case No. 30-2015-00790699-CU-SL-CXC, filed June 1, 2015; N.J. Building Laborers Statewide Pension Fund v. Samueli, et al., Case No. 00791484-CU-SL-CXC, filed June 4, 2015; Yiu v. Broadcom Corp., et al., Case No. 00791490-CU-SL-CXC, filed June 4, 2015; Yiu and Crombie v. Broadcom Corp. et al., Case No. 30-2015-00791762-CU-BT-CXC, filed June 5, 2015; Yassian v. McGregor et al., Case No. 30-2015-00793360-CU-SL-CXC, filed June 15, 2015; Seafarers’ Pension Plan v. Samueli et al., Case No. 30-2015-00794492-CU-SL-CXC, filed June 19, 2015; and Engel v. Broadcom Corp. et al., Case No. 30-2015-00797343-CU-

SL-CXC, filed on July 2, 2015.  Another putative class action was filed in the Superior Court of the State of California, County of Santa Clara, captioned Jew v. Broadcom Corp., et al., Case No. 115-CV-281353, on June 2, 2015.  On June 18, 2015, plaintiffs in the Yiu and Crombie lawsuit moved to voluntarily dismiss their action.  The same day, a lawsuit was filed in federal district court for the Central District of California, captioned Wytas and Crombie v.  McGregor, et al., Case No. 8:15-cv-00979.

The complaints in the above-captioned cases generally allege: (i) that our Board of Directors breached its fiduciary duties to Broadcom’s shareholders by pursuing a flawed sale process and failing to obtain adequate consideration, and (ii) that Broadcom and the other parties to the Avago Agreement aided and abetted the alleged breaches of fiduciary duties by our Board of Directors.  The Wytas complaint also names Henry T. Nicholas III, one of our co-founders, as a defendant.  The plaintiffs in each of the above-captioned lawsuits seek to enjoin the Defendants from proceeding with the proposed transaction set forth in the Avago Agreement.  The plaintiffs also seek damages and attorney’s fees.

On June 16, 2015 the Defendants filed a Petition for Coordination to the Chair of the Judicial Counsel, requesting a determination on whether the Jew v. Broadcom lawsuit should be coordinated with the other shareholder class actions filed in the Superior Court of Orange County.  Defendants have also requested a stay of all proceedings in the above-captioned state court cases until the Petition for Coordination is decided.

General

We and our subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

9.	Goodwill and Purchased Intangible Assets

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband and Connectivity	Infrastructure and Networking	Foreign Currency	Consolidated
	(In millions)
Goodwill	$1,802	$3,768	$(31)	$5,539
Accumulated impairment losses	(543)	(1,286)	—	(1,829)
Goodwill at December 31, 2014	1,259	2,482	(31)	3,710
Effects of foreign currency translation	—	—	7	7
Goodwill at June 30, 2015	$1,259	$2,482	$(24)	$3,717

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	June 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Developed technology	$928	$(489)	$439	$1,250	$(619)	$631
In-process research and development	11	—	11	19	—	19
Customer relationships	177	(165)	12	177	(164)	13
Other	33	(33)	—	32	(31)	1
	$1,149	$(687)	$462	$1,478	$(814)	$664

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in the cost of revenue and other operating expense categories:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Cost of revenue	$31	$47	$67	$97
Other operating expenses	2	9	3	18
	$33	$56	$70	$115

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), which is currently estimated to be expensed in the remainder of 2015 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2015	2016	2017	2018	2019	Thereafter	Total
	(In millions)
Cost of revenue	$63	$94	$75	$59	$45	$114	$450
Other operating expenses	2	3	2	3	2	—	12
	$65	$97	$77	$62	$47	$114	$462

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

In the three months ended June 30, 2014, we recorded impairment charges of $35 million, primarily for developed technology related to our acquisition of NetLogic, included in our Infrastructure and Networking reportable segment. During the six months ended June 30, 2014, we saw a reduction in customer design activity for MIPS-based embedded processors compared to our previous forecast primarily due to customers increasingly selecting ARM-based solutions for next generation core network architectures. This reduction in design activity resulted in a reduction in revenue and estimated cash flows related to our legacy embedded processor products compared to our previous forecasts.

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

As of June 30, 2015 we have recognized $163 million of restructuring charges related to the exit from the cellular baseband business. These charges are comprised of (i) $131 million for employee termination benefits for 2,300 employees and (ii) $32 million for certain non-cancelable contract costs and other costs to close and consolidate 17 locations facilities. We expect to record additional restructuring charges of approximately $5 million over the next 12 months, primarily for costs associated with the closure of one additional facility.

The following table summarizes activity related to our restructuring liabilities:

Six Months Ended June 30, 2015
(In millions)
Balance at December 31, 2014	$33
Charged to expense	11
Cash payments	(31)
Balance at June 30, 2015	$13

Impairment Charges

In connection with our decision to exit the cellular baseband business in 2014, we recorded $130 million of non-cash charges for the impairment of certain long-lived assets and$34 million of inventory charges in the three months ended June 30, 2014. We wrote down the value of property and equipment related to the cellular baseband business by $104 million to reflect the fair value of these assets on an in-exchange basis. In determining the fair value of the assets, we used a market based approach to estimate the value we could receive in the open market, and subtracted the cost to sell those assets. We also performed a detailed analysis of our electronic design automation, or EDA, tools and technology licenses that relate to our cellular baseband business. Because the majority of these EDA tools and technology licenses are not transferable and will have no useful applications for our remaining operations, we recorded an impairment charge of $19 million related to these licenses. We also recorded impairment charges of purchased intangible assets of $2 million and other assets of $5 million. The impairment charges were recorded in "Impairment of Long-Lived Assets" and the inventory charge were recorded in "Cost of Product Revenue" included in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014.

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

The following tables present details of our reportable segments and the “Cellular Baseband” and “All Other” categories:

	Reportable Segments
	Broadband and Connectivity	Infrastructure and Networking	Total Reportable Segments	Cellular Baseband	All Other	Consolidated
	(In millions)
Three Months Ended June 30, 2015
Net revenue	$1,423	$669	$2,092	$4	$—	$2,096
Operating income (loss)	268	194	462	—	(60)	402
Three Months Ended June 30, 2014
Net revenue	$1,302	$655	1,957	$84	$—	$2,041
Operating income (loss)	243	206	449	(151)	(284)	14

	Reportable Segments
	Broadband and Connectivity	Infrastructure and Networking	Total Reportable Segments	Cellular Baseband	All Other	Consolidated
	(In millions)
Six Months Ended June 30, 2015
Net revenue	$2,831	$1,300	4,131	$23	$—	$4,154
Operating income (loss)	509	361	870	(7)	(238)	625
Six Months Ended June 30, 2014
Net revenue	$2,548	$1,249	3,797	$228	$—	$4,025
Operating income (loss)	427	355	782	(290)	(308)	184

Included In All Other Category:	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Amortization of purchased intangible assets	$33	$56	$70	$115
Inventory charges related to the exit of the cellular baseband business	(1)	34	(3)	34
Impairments of long-lived assets	—	165	143	190
Settlement costs	1	16	1	18
Restructuring costs, net	4	23	11	28
Other charges (gains), net	22	(7)	18	(59)
Miscellaneous corporate allocation variances	1	(3)	(2)	(18)
Total other operating costs and expenses	$60	$284	$238	$308
Total operating loss for the “All Other” category	$(60)	$(284)	$(238)	$(308)

Significant Customer and Geographical Information

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Two largest customers	25.0%	24.4%	25.7%	27.3%
Five largest customers as a group	41.3	43.0	41.3	44.2

The geographical distribution of our shipments, as a percentage of product revenue, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Hong Kong	36.4%	32.5%	34.5%	30.0%
China (exclusive of Hong Kong)	25.3	22.1	24.7	22.4
Singapore, Taiwan, Thailand and Japan	20.8	29.4	23.9	32.1
United States	5.0	4.9	4.8	4.6
Europe	1.7	2.0	1.8	2.0
Other	10.8	9.1	10.3	8.9
	100.0%	100.0%	100.0%	100.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Pending Acquisition by Avago Technologies Limited

On May 28, 2015, we entered into an Agreement and Plan of Merger, or the Avago Agreement, with Avago Technologies Limited, or Avago, and certain of its subsidiaries, under which Avago will acquire Broadcom. We currently expect the transaction to close by the end of the first quarter of 2016. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding this transaction.

Operating Results for the Three and Six Months Ended June 30, 2015

In the three months ended June 30, 2015, our net income was $386 million, as compared to a net income of $209 million in the three months ended March 31, 2015 and as compared to a net loss of $1 million in the three months ended June 30, 2014. This resulting increase from the prior quarter in profitability was primarily the result of a 1.8% sequential increase in net revenue, gross margin improvement of 240 basis points, and a decrease in impairment charges of long-lived assets of $143 million. This resulting increase in profitability year-over-year was primarily the result of a 2.7% sequential increase in net revenue, gross margin improvement of 440 basis points, a combined net reduction of $90 million for research and development and selling, general and administrative expenses, primarily associated with the restructuring plan that we initiated in July 2014, and a decrease in impairment charges of long-lived assets of $165 million. In the six months ended June 30, 2015 our net income was $595 million, as compared to net income of $164 million in the six months ended June 30, 2014. This year-over-year increase was the result of a 3.2% increase in net revenue, gross margin improvement of 390 basis points, and a combined net reduction of $195 million for research and development and selling, general and administrative expenses, primarily associated with the restructuring plan that we initiated in 2014, and a decrease in impairment charges of long-lived assets of $47 million, offset in part by a increase in other charges (gains), net of $77 million.

As discussed in further detail elsewhere in this Report, other highlights during the six months ended June 30, 2015 include the following:

•	Our cash and cash equivalents and marketable securities were $6.35 billion at June 30, 2015, compared with $5.99 billion at December 31, 2014.

•	Cash flow from operations generated $777 million during the six months ended June 30, 2015, as compared to $831 million in the six months ended June 30, 2014.

•
We repurchased 10.4 million shares of our Class A common stock at a weighted average price of $44.40 in the six months ended June 30, 2015. In connection with the Avago Agreement, we agreed to discontinue future share repurchases, under these programs.

•	We paid $168 million in dividends to holders of our Class A and Class B common stock in the six months ended June 30, 2015.

•
In the three months ended March 31, 2015, we recorded impairment charges related to our knowledge-based processors of $135 million, related to our acquisition of NetLogic Microsystems, Inc., or NetLogic.

•
In March 2015, we paid $156 million upon close of escrow for the purchase of land, which we are using to construct a new corporate campus in Orange County, California, totaling up to 2 million square feet in order to meet the requirements projected in our long-term business plan.  This payment included $110 million for the purchase of the land and $46 million for prepaid taxes and refundable deposits.

•
We recorded acquisition-related costs of approximately $22 million, primarily for outside legal and financial advisory fees associated with the pending acquisition of Broadcom by Avago in the three and six months ended June 30, 2015.

Reportable Segments

As discussed in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, all prior-period amounts below have been adjusted retrospectively to reflect the inclusion of stock-based compensation and our reportable segment changes that occurred in 2014.

The following table presents details of our reportable segments, and the “Cellular Baseband” and “All Other” categories:

	Reportable Segments		Total Reportable Segments
	Broadband and Connectivity	Infrastructure and Networking		Cellular Baseband	All Other	Consolidated
	(In millions)
Three Months Ended June 30, 2015
Net revenue	$1,423	$669	$2,092	$4	$—	$2,096
Operating income (loss)	268	194	462	—	(60)	402
Operating margin	18.8%	29.0%	22.1%	—%		19.2%
Three Months Ended March 31, 2015
Net revenue	$1,408	$631	$2,039	$19	$—	$2,058
Operating income (loss)	241	167	408	(7)	(178)	223
Operating margin	17.1%	26.5%	20.0%	(36.8)%		10.8%
Three Months Ended June 30, 2014
Net revenue	$1,302	$655	1,957	$84	$—	$2,041
Operating income (loss)	243	206	449	(151)	(284)	14
Operating margin	18.7%	31.5%	22.9%	(179.8)%		0.7%

	Reportable Segments		Total Reportable Segments
	Broadband and Connectivity	Infrastructure and Networking		Cellular Baseband	All Other	Consolidated
	(In millions)
Six Months Ended June 30, 2015
Net revenue	$2,831	$1,300	4,131	$23	$—	$4,154
Operating income (loss)	509	361	870	(7)	(238)	625
Operating margin	18.0%	27.8%	21.1%	(30.4)%		15.0%
Six Months Ended June 30, 2014
Net revenue	$2,548	$1,249	3,797	$228	$—	$4,025
Operating income (loss)	427	355	782	(290)	(308)	184
Operating margin	16.8%	28.4%	20.6%	(127.2)%		4.6%

See Notes 10 and 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our reportable segments and our "Cellular Baseband" and "All Other" categories.

The increase in operating income for our Broadband and Connectivity reportable segment in the three months ended June 30, 2015, as compared to the three months ended March 31, 2015, resulted primarily from modest growth in net revenue combined with favorable product mix. The increase in operating income for our Broadband and Connectivity reportable segment in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, resulted primarily from a 9.3% increase in net revenue, offset in part by an increase in additional research and development expenses. The increase in operating income in the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, resulted primarily from a 11.1% increase in net revenue, offset in part by additional research and development expenses. The increase in operating income for our Infrastructure and Networking reportable segment in the three months ended June 30, 2015, as compared to the three months ended March 31, 2015, resulted primarily from a 6.0% increase in net revenue. The decrease in operating income for our Infrastructure and Networking reportable segment in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, resulted primarily from an increase in operating expenses, offset in part by a 2.1% increase in net revenue. The increase in operating income in the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, resulted primarily from a 4.1% increase in net revenue, offset in part by a slight increase in operating expenses. As discussed in Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements, in July 2014 we decided to wind down our cellular baseband business as the commercial and economic opportunity was not sufficient to justify continued investment.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the six months ended June 30, 2015.

Net Revenue

The following tables present net revenue from each of our reportable segments and the Cellular Baseband category:

	Three Months Ended			Quarter over Quarter		Year over Year
	June 30, 2015	March 31, 2015	June 30, 2014	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Broadband and Connectivity	$1,423	$1,408	$1,302	$15	1.1%	$121	9.3%
Infrastructure and Networking	669	631	655	38	6.0	14	2.1
Total reportable segments	2,092	2,039	1,957	53	2.6	135	6.9
Cellular Baseband	4	19	84	(15)	(78.9)	(80)	(95.2)
Total net revenue	$2,096	$2,058	$2,041	$38	1.8	$55	2.7

	Six Months Ended		Year over Year
	June 30, 2015	June 30, 2014	$ Change	% Change
	(In millions, except percentages)
Broadband and Connectivity	$2,831	$2,548	$283	11.1%
Infrastructure and Networking	1,300	1,249	51	4.1
Total reportable segments	4,131	3,797	334	8.8
Cellular Baseband	23	228	(205)	(89.9)
Total net revenue	$4,154	$4,025	$129	3.2

	Three Months Ended			Six Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(as a % of net revenue)
Broadband and Connectivity	67.9%	68.4%	63.8%	68.1%	63.3%
Infrastructure and Networking	31.9	30.7	32.1	31.3	31.0
Total reportable segments	99.8	99.1	95.9	99.4	94.3
Cellular Baseband	0.2	0.9	4.1	0.6	5.7
Total net revenue	100.0%	100.0%	100.0%	100.0%	100.0%

Broadband and Connectivity. The increase in net revenue in the three months ended June 30, 2015, as compared to the three months ended March 31, 2015, resulted primarily from increases in sales of our broadband modem solutions of $44 million, our wireless connectivity products of $17 million and other broadband and connectivity technologies of $6 million, offset in part by decreases in sales of our set-top box (STB) solutions of $52 million. The increase in net revenue in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, resulted primarily from increases in sales of our broadband modem solutions of $70 million, our wireless connectivity products of $64 million and other broadband and connectivity technologies of $48 million, offset in part by decreases in sales of STB solutions of $61 million. The increase in net revenue in the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, resulted primarily from increases in sales of our broadband modem solutions of $131 million, our wireless connectivity products of $102 million, and other broadband and connectivity technologies of $86 million, offset in part by STB solutions of $36 million. Growth in sales of broadband modem solutions is generally driven by global deployments and upgrades of broadband infrastructure and the adoption of new features and technologies (including DOCSIS 3.0 and VDSL). The increase in wireless connectivity sales was driven by strong demand for our latest generation of integrated solutions that include a richer mix of features. The decreases in STB were driven in part by uncertainty regarding the timing of business combinations involving certain service providers in the broadband and pay TV segments.

Infrastructure and Networking. The increase in net revenue for the three months ended June 30, 2015, as compared to the three months ended March 31, 2015, resulted primarily from increases in sales of Ethernet switches and PHYs of $33 million and other infrastructure and networking technologies of $5 million. The increase in net revenue in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, resulted from increases in sales of our Ethernet switches and PHYs of $29 million, offset in part by decreases in sales of other infrastructure and networking technologies of $15 million. The increase in net revenue in the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, resulted primarily from increases in sales of our Ethernet switches and PHYs of $67 million, offset in part by decreases in sales of other infrastructure and networking technologies of $16 million. Growth in Ethernet switches and PHYs is generally driven by continued build outs of packet-based networks to support the delivery of video and mobile data over the Internet, an increase in hosted services and cloud computing, and the ongoing growth in unified communications in the enterprise.

Cellular Baseband. The decrease in the Cellular Baseband category resulted from our decision in July 2014 to wind down our cellular baseband business as the commercial and economic opportunity did not sufficiently justify continued investment. Due to our announced exit from the cellular baseband business, we expect associated revenue to trend to zero over the next twelve months.

Rebates. We recorded rebates to certain customers of $219 million, or 10.4% of net revenue, $221 million, or 10.7% of net revenue, and $176 million, or 8.6% of net revenue, in the three months ended June 30, 2015, March 31, 2015 and June 30, 2014, respectively. We recorded customer rebates of $440 million, or 10.6% of net revenue, and $363 million, or 9.0% of net revenue, in the six months ended June 30, 2015 and 2014, respectively. The change in rebates as a percentage of net revenue was attributable to a change in the mix of sales to customers that participate in rebate programs, primarily in the Broadband and Connectivity reportable segment. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of $7 million, $4 million and $13 million in the three months ended June 30, 2015, March 31, 2015 and June 30, 2014, respectively. We reversed accrued rebates of $11 million and $19 million in the six months ended June 30, 2015 and June 30, 2014, respectively. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs.

Concentration of Net Revenue

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Two largest customers	25.0%	24.4%	25.7%	27.3%
Five largest customers as a group	41.3	43.0	41.3	44.2

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

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the seasonal variations in consumer products and changes in the overall economic environment. For these and other reasons, our total net revenue and results of operations for the three months ended June 30, 2015, and prior periods may not necessarily be indicative of future net revenue and results of operations.

Cost of Revenue, Gross Profit and Gross Margin

The following tables present total net revenue, cost of revenue, gross profit and gross margin:

	Three Months Ended			Quarter over Quarter		Year over Year
	June 30, 2015	March 31, 2015	June 30, 2014	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Net revenue	$2,096	$2,058	$2,041	$38	1.8%	$55	2.7%
Cost of revenue	939	972	1,005	(33)	(3.4)	(66)	(6.6)
Gross profit	$1,157	$1,086	$1,036	$71	6.5	$121	11.7
Gross margin	55.2%	52.8%	50.8%

	Six Months Ended		Year over Year
	June 30, 2015	June 30, 2014	$ Change	% Change
	(In millions, except percentages)
Net revenue	$4,154	$4,025	$129	3.2%
Cost of revenue	1,911	2,009	(98)	(4.9)
Gross profit	$2,243	$2,016	$227	11.3
Gross margin	54.0%	50.1%

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

Gross margin increased in the three months ended June 30, 2015, as compared to the three months ended March 31, 2015, primarily due to a reduction in excess and obsolete inventory expense. The improvements in gross margin for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, were driven by decreases of (i) $80 million and $205 million, respectively, in revenue related to our cellular baseband business (which products tend to have below average gross margins), (ii) amortization of purchase intangible assets of $16 million and $30 million, respectively, and (iii) $34 million of excess and obsolete inventory expense related related to the exit of the cellular baseband business in the three months ended June 30, 2014.

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

The following tables present details of research and development expense:

	Three Months Ended			Quarter over Quarter		Year over Year
	June 30, 2015	March 31, 2015	June 30, 2014	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$395	$380	$456	$15	3.9%	$(61)	(13.4)%
Development and design costs	73	87	86	(14)	(16.1)	(13)	(15.1)
Other	70	72	92	(2)	(2.8)	(22)	(23.9)
Research and development	$538	$539	$634	$(1)	(0.2)	$(96)	(15.1)
(as a % of net revenue)	25.7%	26.2%	31.1%
Employees	7,850	7,800	9,750	50	0.6	(1,900)	(19.5)

	Six Months Ended		Year over Year
	June 30, 2015	June 30, 2014	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$775	$912	$(137)	(15.0)%
Development and design costs	160	174	(14)	(8.0)
Other	142	184	(42)	(22.8)
Research and development	$1,077	$1,270	$(193)	(15.2)
(as a % of net revenue)	25.9%	31.6%

The increase in salaries and benefits for the three months ended June 30, 2015, as compared to the three months ended March 31, 2015, was primarily attributable to an increase in cash compensation levels in connection with our annual merit review program, as well as additional incentive compensation anticipated to be paid due to our stronger relative rate of revenue growth compared to the semiconductor industry. The decrease in salaries and benefits for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, was primarily attributable to our restructuring plan related to the exit from our cellular baseband business initiated in July 2014, partially offset by increases in headcount in each of our current reportable segments and increased incentive compensation. Development and design costs vary from period to period depending on the timing of development and tape-out of various products. The decreases in the Other line item from the three and six months ended June 30, 2015, as compared to the three months ended March 31, 2015 and the three and six months ended June 30, 2014, is primarily attributable to a decrease in depreciation and facility expenses related to the exit of the cellular baseband business. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. Factors that may impact research and development costs include the diversification of the markets we serve, new product or market opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies, including acquisitions. For the six months ended June 30, 2015, approximately 60% and 25% of our products were manufactured in 40 nanometers and 65 nanometers, respectively. We are designing most new products in 40 nanometers and 28 nanometers, and are beginning to develop products leveraging FinFET technologies. We currently hold approximately 10,950 U.S. and more than 3,925 foreign patents and have more than 5,950 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of salaries and related costs, including stock-based compensation expense, for employees engaged in selling, general and administrative activities. We also incur legal and other professional fees, facilities expenses and communications expenses.

The following tables present details of selling, general and administrative expense:

	Three Months Ended			Quarter over Quarter		Year over Year
	June 30, 2015	March 31, 2015	June 30, 2014	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$136	$120	$123	$16	13.3%	$13	10.6%
Legal and accounting fees	16	17	19	(1)	(5.9)	(3)	(15.8)
Other	36	40	40	(4)	(10.0)	(4)	(10.0)
Selling, general and administrative	$188	$177	$182	$11	6.2	$6	3.3
(as a % of net revenue)	9.0%	8.6%	8.9%
Employees	1,950	1,950	2,050	—	—	(100)	(4.9)

	Six Months Ended		Year over Year
	June 30, 2015	June 30, 2014	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$256	$244	$12	4.9%
Legal and accounting fees	33	40	(7)	(17.5)
Other	76	83	(7)	(8.4)
Selling, general and administrative	$365	$367	$(2)	(0.5)
(as a % of net revenue)	8.8%	9.1%

The increase in salaries and benefits for the three and six months ended June 30, 2015, as compared to the three months ended March 31, 2015, and the three and six months ended June 30, 2014 was primarily attributable result of an increase in cash compensation levels in connection with our annual merit review program, as well as additional incentive compensation anticipated to be paid due to our stronger relative rate of revenue growth compared to the semiconductor industry. The decreases in the Other line item was primarily attributable to a decrease in facilities expenses. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information. We also incurred certain costs related to the Avago Agreement that are discussed in Other Charges (Gains), Net below.

Stock-Based Compensation Expense

The following tables present details of total stock-based compensation expense that is included in salaries and benefits in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended			Quarter over Quarter		Year over Year
	June 30, 2015	March 31, 2015	June 30, 2014	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of revenue	$4	$5	$5	$(1)	(20.0)%	$(1)	(20.0)%
Research and development	56	60	80	(4)	(6.7)	(24)	(30.0)
Selling, general and administrative	26	25	28	1	4.0	(2)	(7.1)
Stock-based compensation	$86	$90	$113	$(4)	(4.4)	$(27)	(23.9)
(as a % of net revenue)	4.1%	4.4%	5.5%

	Six Months Ended		Year over Year
	June 30, 2015	June 30, 2014	$ Change	% Change
	(In millions, except percentages)
Cost of revenue	$9	$11	$(2)	(18.2)%
Research and development	116	164	(48)	(29.3)
Selling, general and administrative	51	58	(7)	(12.1)
Stock-based compensation	$176	$233	$(57)	(24.5)
(as a % of net revenue)	4.2%	5.8%

The decrease in stock-based compensation in the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, was primarily attributable to the cancellation of equity awards held by employees who were terminated due to the decision to exit our cellular baseband business. In the six months ended June 30, 2015, we granted equity awards with a fair value of $294 million, primarily related to our regular annual equity compensation review program, which will be expensed over the next four years, as compared to $400 million in six months ended June 30, 2014.

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2015 and through 2019 related to unvested share-based payment awards:

	2015	2016	2017	2018	2019	Total
	(In millions)
Unearned stock-based compensation	$168	$252	$163	$80	$11	$674

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

Amortization of Purchased Intangible Assets

The following tables present details of the amortization of purchased intangible assets included in the cost of revenue and other operating expense categories:

	Three Months Ended			Quarter over Quarter		Year over Year
	June 30, 2015	March 31, 2015	June 30, 2014	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of revenue	$31	$36	$47	$(5)	(13.9)%	$(16)	(34.0)%
Other operating expenses	2	1	9	1	100.0	(7)	(77.8)
	$33	$37	$56	$(4)	(10.8)	$(23)	(41.1)

	Six Months Ended		Year over Year
	June 30, 2015	June 30, 2014	$ Change	% Change
	(In millions, except percentages)
Cost of revenue	$67	$97	$(30)	(30.9)%
Other operating expenses	3	18	(15)	(83.3)
	$70	$115	$(45)	(39.1)

The decrease in amortization of purchased intangible assets is primarily the result of the NetLogic impairment charges recognized in 2014 and 2015.

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), currently estimated to be expensed in the remainder of 2015 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2015	2016	2017	2018	2019	Thereafter	Total
	(In millions)
Cost of revenue	$63	$94	$75	$59	$45	$114	$450
Other operating expenses	2	3	2	3	2	—	12
	$65	$97	$77	$62	$47	$114	$462

Impairment of Goodwill and Other Long-Lived Assets

We recorded impairment charges of long-lived assets of $143 million and $190 million in the six months ended June 30, 2015 and 2014, respectively. See discussion of our impairment of long-lived assets in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Restructuring Costs, Net

We recorded restructuring costs of $11 million and $28 million in the six months ended June 30, 2015 and 2014, respectively. We expect to record additional restructuring charges of up to $5 million over the next 12 months, primarily for costs associated with the closure of one additional facility. See discussion of our restructuring costs as it relates to our decision to exit from our cellular baseband business in Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Other Charges (Gains), Net

We recorded other charges of $18 million and other gains of $59 million in the six months ended June 30, 2015 and 2014, respectively. See discussion of our Other Charges (Gains), Net in Notes 1 and 2 of the Notes to Unaudited Condensed Consolidated Financial Statements as it relates to the Avago Agreement in the three months ended June 30, 2015, and the sale of certain Ethernet controller-related assets to QLogic Corporation in the three months ended March 31, 2014, referred to as the QLogic Transaction.

Provision for Income Taxes

The following table presents details of the provision for income taxes and our effective tax rates:

	Three Months Ended			Six Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions, except percentages)
Provision for income taxes	$8	$9	$2	$17	$5
Effective tax rates	2.0%	4.1%	200.0%	2.8%	3.0%

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

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.

The following table presents working capital, cash and cash equivalents, and marketable securities:

	June 30, 2015	December 31, 2014	$ Change
	(In millions)
Working capital	$3,317	$3,522	$(205)

Cash and cash equivalents	$1,976	$2,545	$(569)
Short-term marketable securities	1,208	1,061	147
Long-term marketable securities	3,161	2,383	778
Total cash and cash equivalents and marketable securities	$6,345	$5,989	$356

See the summary of cash, cash equivalents, short and long-term marketable securities by major security type and discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided by and Used in the Six Months Ended June 30, 2015 and 2014

	Six Months Ended
	June 30,
	2015	2014
	(In millions)
Net cash provided by operating activities	$777	$831
Net cash used in investing activities	(1,112)	(17)
Net cash used in financing activities	(234)	(107)
Increase (decrease) in cash and cash equivalents	(569)	707
Cash and cash equivalents at beginning of period	2,545	1,657
Cash and cash equivalents at end of period	$1,976	$2,364

Operating Activities

In the six months ended June 30, 2015, our operating activities provided $777 million in cash. This was primarily the result of net income of $595 million and net non-cash operating expenses of $474 million, offset in part by changes in operating assets and liabilities of $292 million. In the six months ended June 30, 2014, our operating activities provided $831 million in cash. This was primarily the result of net income of $164 million, net non-cash operating expenses of $590 million and changes in operating assets and liabilities of $77 million.

Our days sales outstanding increased from 34 days at December 31, 2014 to 40 days at June 30, 2015. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Additionally, accounts receivable could increase due to fluctuations in concentrations of revenue with customers under rebate programs, which may result in higher levels of accounts receivables and accrued rebates on our balance sheet. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

Our inventory days on hand increased from 48 days at December 31, 2014 to 59 days at June 30, 2015. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing Activities

Investing activities used $1.11 billion in cash in the six months ended June 30, 2015, which was primarily the result of $173 million of property and equipment purchases to support our research and development efforts (which includes the purchase of land for the construction of a new corporate campus of $110 million in March 2015), $15 million in purchases of other assets and $924 million in net purchases of marketable securities. Investing activities used $17 million in cash in the six months ended June 30, 2014, which was primarily the result of $158 million of capital equipment purchases to support our research and development efforts, offset in part by $90 million of proceeds from the QLogic Transaction and $57 million in net proceeds of marketable securities.

Financing Activities

Our financing activities used $234 million in cash in the six months ended June 30, 2015, which was primarily the result of $463 million in repurchases of our Class A common stock, dividend payments of $168 million, and $78 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, or RSUs, offset in part by $475 million in proceeds received from issuances of common stock upon the exercise of stock options. Our financing activities used $107 million in cash in the six months ended June 30, 2014, which was primarily the result of $191 million in repurchases of our Class A common stock, dividend payments of $140 million and $59 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to RSUs, offset in part by $283 million in proceeds received from issuances of common stock upon the exercise of stock options.

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

Short and Long-Term Financing Arrangements

At June 30, 2015, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

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

Senior Notes

The following table summarizes details of our senior unsecured notes, or Notes:

Date	Maturity	Interest	Effective	Issuance	June 30,	December 31,
Issued	Date	Rate	Yield	Price	2015	2014
					(In millions)
November 2011	November 2018	2.700%	2.762%	99.609%	$500	$500
August 2012	August 2022	2.500	2.585	99.255	500	500
July 2014	August 2024	3.500	3.546	99.615	350	350
July 2014	August 2034	4.500	4.546	99.400	250	250
					1,600	1,600
	Unaccreted discount				(6)	(7)
	Long-term debt				$1,594	$1,593

The outstanding Notes described above contain a number of restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets; enter into sale and lease-back transactions; or merge, consolidate or sell assets. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the Notes. We were in compliance with all senior unsecured notes debt covenants as of June 30, 2015.

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

We may also, upon the agreement of the existing lenders, increase the commitments under the credit facility by up to an additional $100 million. The credit facility contains customary representations, warranties and covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00. We were in compliance with all credit facility covenants as of June 30, 2015.

Other Notes and Borrowings

We had no other significant notes or borrowings as of June 30, 2015.

Commitments and Other Contractual Obligations

There have been no material changes in the six months ended June 30, 2015, to the amounts presented in the table under the “Commitments and Other Contractual Obligations” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2014 Annual Report.

As discussed previously, Avago and Broadcom may each terminate the Avago Agreement under certain circumstances, and in connection with the termination of the Avago Agreement under specified circumstances, Avago or Broadcom may be required to pay the other party a termination fee of up to $1 billion. Additionally, in the event that either Avago or Broadcom terminates the Avago Agreement as a result of the failure by either party's shareholders to approve the Transaction, Broadcom or Avago, as the case may be, must pay the other party a fee of approximately $333 million.

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

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S. and expect domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as acquisitions, quarterly dividends, share buy-backs and repayment of debt. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of June 30, 2015 we have approximately $3.72 billion of cash, cash equivalents, and marketable securities held by our foreign subsidiaries. We do not expect that potential taxes on a repatriation of our foreign earnings, which are permanently reinvested, would have a material effect on our overall liquidity because such potential taxes would be substantially offset by our domestic net operating loss and tax credit carryforwards. Nevertheless, some of a repatriation would be subject to US federal income taxes, less foreign tax credits. In addition, a repatriation of our foreign earnings could result in higher and more volatile income tax rates and could be dilutive to our earnings.

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

Off-Balance Sheet Arrangements

At June 30, 2015, we had no material off-balance sheet arrangements, other than our facility operating leases.

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

To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of June 30, 2015, a 100 basis point increase in interest rates across all maturities would result in a $47 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analysis performed as of June 30, 2015 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015, the end of the period covered by this Report.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2015, we transitioned to a new enterprise resource planning (ERP) system and, accordingly, modified certain existing as well as implemented new processes and internal controls to adapt to our new ERP system. We believe that the new ERP system and related changes to processes and internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during 2015 and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

Other than these new control procedures, there has been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The announcement and pendency of our agreement to be acquired by Avago may have an adverse effect on our business and our share price.

Our pending acquisition by Avago could have an adverse effect on our revenue in the near term if our customers delay, defer or cancel purchases pending completion of the merger. While we are attempting to address this risk through communications with our customers, current and prospective customers may be reluctant to purchase our products due to potential uncertainty about the direction of our product offerings and the support and service of our products after the merger is consummated. Additionally, we are subject to additional risks in connection with the announcement and pendency of the merger, including:

•	the pendency and outcome of any legal proceedings that have been or may be instituted against us, our directors and others relating to the transactions contemplated by the Avago Agreement;

•	potential adverse effects on our relationships with our current suppliers and other business partners, or those with which we are seeking to establish business relationships;

•
the restrictions imposed on our business and operations pursuant to certain covenants set forth in the Avago Agreement, which may prevent us from pursuing certain opportunities without Avago’s approval;

•	that we may forego opportunities we might otherwise pursue absent the Avago Agreement;

•
potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the merger; and

•	the diversion of our employees’ and management’s attention due to activities related to the transactions contemplated by the Avago Agreement.

We have filed with the SEC a preliminary proxy statement and intend to file a definitive proxy statement and other relevant materials in connection with the Avago Agreement and the merger. The definitive proxy statement will be sent or given to our shareholders. We urge our shareholders to read the proxy statement and the other relevant materials because they contain important information about the Transaction, including, but not limited to, other risks relating to the Transaction.

Litigation challenging the Avago Agreement may prevent the Transaction from being consummated at all or within the expected timeframe.

Multiple class action lawsuits have been filed against us, our Board of Directors and other parties to the Avago Agreement, challenging our acquisition by Avago. Those lawsuits brought by purported shareholders of Broadcom seek, among other things, to enjoin consummation of the Transaction. One of the conditions to the consummation of the Transaction is that no governmental entity having jurisdiction over Broadcom, Avago, or any of the other parties to the agreement shall have issued an order, decree or ruling or taken any other material action enjoining or otherwise prohibiting consummation of any of the Transactions (as defined in the Avago Agreement) substantially on the terms contemplated by the Avago Agreement. As such, if any of the plaintiffs are successful in their efforts, then our acquisition by Avago may not be consummated at all or within the expected timeframe. For additional information regarding this litigation, see Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

The failure of our pending acquisition by Avago to be completed may adversely affect our business and our share price.

Our and Avago’s obligations to consummate our acquisition by Avago are subject to the satisfaction or waiver of certain customary conditions, including (i) approval of the Transaction by both our and Avago’s shareholders, (ii) the expiration or termination of the waiting period under the HSR Act, (iii) receipt of regulatory clearance under certain foreign anti-trust laws, including those of China and the European Union, (iv) the absence of any law or order prohibiting or restraining the Transaction or any law making the consummation of the Transaction illegal, (v) there being no event that has or would reasonably be expected to have a material adverse effect on either us or Avago, (vi) subject to certain exceptions, the accuracy of the representations and warranties of the parties in the definitive agreement, and (vii) performance by us and Avago of our respective obligations under the Avago Agreement. There can be no assurance that these conditions to the completion of the Transaction will be satisfied in a timely manner or at all. In addition, other factors, such as Avago’s ability to obtain the debt financing it needs to consummate the Transaction, may affect when and whether the merger will occur. If the Transaction is not completed, our share price could fall to the extent that our current price reflects an assumption that the acquisition will be completed. Furthermore, if the acquisition is not completed, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

•	we could be required to pay a termination fee of up to $1 billion to Avago under certain circumstances as described in the Avago Agreement;

•	we could be required to pay a termination fee of approximately $333 million to Avago in the event our shareholders fail to approve the Transaction;

•	we would have incurred significant costs in connection with the acquisition that we would be unable to recover;

•	we may be subject to legal proceedings related to the acquisition;

•	the failure of the acquisition to be consummated may result in negative publicity and a negative impression of us in the investment community;

•
any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the merger is not consummated;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•	we may experience a departure of employees.

We depend on a few significant customers for a substantial portion of our revenue.

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers represented 41.3%, and 44.2% of our total net revenue in the six months ended June 30, 2015 and 2014, respectively. Sales to two significant customers represented 25.7% and 27.3% of our total net revenue in the six months ended June 30, 2015 and 2014, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The loss of any significant customer could materially and adversely affect our financial condition and results of operations. Also, as our significant customers become larger relative to our business and the industry, they may be able to leverage pricing pressure through the supply chain, vertical integration or other avenues, thereby adversely affecting our gross margins. In addition, we may face onerous remedies to one or more of our largest customers if we fail to meet our supply commitments or otherwise fail to perform our contractual obligations.

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

Increased competition also has resulted in and is likely to continue to result in increased expenditures on research and development, a decline in average selling prices, reduced gross margins and loss of market share in certain markets. These factors in turn create increased pressure to consolidate to remain competitive. We cannot provide assurance that we will be able to continue to compete successfully against current or new competitors. If we do not compete successfully, we may lose market share in our existing markets and our revenues may fail to increase or may decline.

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

Our future success depends on our ability to attract, retain and motivate senior management and qualified technical personnel. Competition for these employees is intense. If we are unable to attract, retain and motivate such personnel in sufficient numbers and on a timely basis, we will experience difficulty in implementing our current business and product plans. In that event, we may be unable to successfully meet competitive challenges or to exploit potential market opportunities, which could adversely affect our business and results of operations. Our Transaction with Avago may adversely impact our ability to attract and retain key employees.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to destinations outside the United States, primarily in Asia, represented 95.2% and 95.4% of our product revenue in the six months ended June 30, 2015 and 2014, respectively. Substantially all of our products are shipped through our logistical facilities in Singapore. An increasing portion of our product sales is made through distributors, which increases our exposure to the risks described below. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our business activities outside the United States and to open other design and operational centers abroad.

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

Our stock price is highly volatile.

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2012 through June 30, 2015 our Class A common stock has traded at prices as low as $23.25 and as high as $57.70 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

We face risks associated with our acquisitions.

An important element of our business strategy has involved expansion through the acquisition of businesses, assets, products or technologies. This expansion of our business through acquisitions allowed us to complement our existing product offerings, expand our market coverage, increase our engineering workforce and/or enhance our technological capabilities. Due to the Avago Agreement, we may be precluded from consummating future acquisitions. Further, we may not realize the desired benefit from prior acquisitions.

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

Our future ability to return capital to shareholders in the form of dividends may be impacted by the availability of U.S. cash.

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

Future dividends may be affected by, among other factors:

•	use of cash to consummate various transactions;

•	our views on potential future capital requirements for investments in acquisitions and the funding of our research and development;

•	changes in federal and state income tax laws or corporate laws; and

•	changes to our business model.

A reduction in our dividend payments could have a negative effect on our stock price.

Our Board has also approved various share repurchase programs. In connection with the Avago Agreement, we discontinued our share repurchase programs in the three months ended June 30, 2015.

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

Our co-founders and their affiliates may strongly influence the outcome of matters that require the approval of our shareholders, such as approval of the Avago Agreement and the Transaction.

As of June 30, 2015 our co-founders, directors, executive officers and their respective affiliates beneficially owned 8.4% of our outstanding common stock and held 46.3% of the total voting power held by our shareholders. As a result, the voting power of these shareholders may strongly influence the outcome of matters that require the approval of our shareholders, including, for example, certain significant corporate transactions (including approval of the Avago Agreement and the Transaction). In particular, as of June 30, 2015 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 7.9% of our outstanding common stock, held 46.1% of the total voting power held by our Class A and Class B shareholders, and beneficially owned over 99% of our Class B common stock. Because of their significant Class B common stock ownership, the requirement for separate approval of the Transaction by each class, and their entry into agreements to support approval of the Avago Agreement and the Transaction, our other Class B shareholders will not be able to prevent the Transaction from being consummated. Additionally, with respect to any actions requiring the approval of our shareholders voting together as a single class our other Class A and Class B shareholders may not be able to effect certain actions or transactions, without the approval of one or both of these shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended June 30, 2015, we issued approximately 1 million shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

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

In November 2014 our Board of Directors authorized an additional share repurchase program for the repurchase of such number of shares incremental to the number allowed under the evergreen program that would yield a total share repurchase for 2015 of up to $1 billion. In connection with the Avago Agreement, we agreed to discontinue future share repurchases under these programs.

The following table presents details of our various repurchases during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May yet be Purchased under the Plans
	(In millions, except per share data)
April 2015	1.6	$44.68	1.6
May 2015	0.8	45.03	0.8
June 2015	—	—	—
Total	2.4	$44.79	2.4	$—

In connection with the Avago Agreement, we discontinued our share repurchase programs in the three months ended June 30, 2015.

Repurchases under our share repurchase programs were intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act. Our share repurchase programs do not obligate us to acquire any particular amount of our stock and may be suspended at any time at our discretion.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description

2.1*
Agreement and Plan of Merger, dated as of May 28, 2015, by and among the Company, Avago Technologies Limited, Pavonia Limited, Safari Cayman L.P., Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, Buffalo CS Merger Sub, Inc. and Buffalo UT Merger Sub, Inc.

10.1**
Support Agreement, dated as of May 28, 2015, by and among the Company, Avago Technologies Limited, Pavonia Limited, Henry T. Nicholas III, Ph.D. as trustee of the Nicholas Technology Holding Trust, Nicholas Investment Holdings, LLC, Henry T. Nicholas III, Ph.D., as custodian for Brett R. Nicholas, UTMA/CA, Henry T. Nicholas III, Ph.D., as custodian for Mathew C. Nicholas, UTMA/CA, and Henry T. Nicholas III, Ph.D., as custodian for Shelby V. Nicholas, UTMA/CA

10.2***
Support Agreement, dated as of May 28, 2015, by and among the Company, Avago Technologies Limited, Pavonia Limited, Henry Samueli, Ph.D., H&S Investments I, L.P., HS Management, L.P., HS Portfolio L.P., H&S Portfolio II, L.P. and H&S Ventures LLC

10.3 **** †
Form of Amendment to the Letter Agreement, dated August 9, 2010, between the Company and Scott McGregor and to the Letter Agreements, dated August 9, 2010 and for the Change in Control Severance Benefit Program for each of Eric K. Brandt, Arthur Chong, Cindy Fiorillo, Michael Hurlston, Neil Kim, Daniel A. Marotta, Nancy Phillips, and Rajiv Ramaswami

10.4 †	Amendment to Restricted Stock Units Award Program

10.5 †	Amendment to Performance Bonus Plan

31.1	Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

*
Exhibit 2.1 is incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 29, 2015. Certain schedules and exhibits were omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

**	Exhibit 10.1 is incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 29, 2015.

***	Exhibit 10.2 is incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 29, 2015.

****	Exhibit 10.3 is incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on May 29, 2015.

†	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

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

July 30, 2015