Form 10-Q
period 2015-09-30
BROADCOM CORP
filed 2015-10-26
CIK 1054374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-Q
__________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2015 the registrant had 561 million shares of Class A common stock, $0.0001 par value, and 48 million shares of Class B common stock, $0.0001 par value, outstanding.

BROADCOM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

Broadcom® and the pulse logo are among the trademarks of Broadcom Corporation and/or its affiliates in the United States, certain other countries and/or the EU. Any other trademarks or trade names mentioned are the property of their respective owners.

© 2015 Broadcom Corporation. All rights reserved.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,212	$2,545
Short-term marketable securities	1,252	1,061
Accounts receivable, net	966	804
Inventory	552	531
Prepaid expenses and other current assets	131	131
Total current assets	5,113	5,072
Property and equipment, net	656	516
Long-term marketable securities	3,180	2,383
Goodwill	3,701	3,710
Purchased intangible assets, net	426	664
Other assets	159	126
Total assets	$13,235	$12,471
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$516	$503
Wages and related benefits	311	220
Deferred revenue and income	41	36
Accrued liabilities	553	791
Total current liabilities	1,421	1,550
Long-term debt	1,594	1,593
Other long-term liabilities	231	277
Commitments and contingencies
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	12,519	12,595
Accumulated deficit	(2,431)	(3,455)
Accumulated other comprehensive loss	(99)	(89)
Total shareholders’ equity	9,989	9,051
Total liabilities and shareholders’ equity	$13,235	$12,471

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions, except per share data)
Net revenue	$2,187	$2,260	$6,341	$6,285
Cost of revenue	1,015	1,077	2,926	3,086
Gross profit	1,172	1,183	3,415	3,199
Operating expenses:
Research and development	542	573	1,619	1,843
Selling, general and administrative	177	176	542	543
Amortization of purchased intangible assets	1	8	4	26
Impairments of long-lived assets	—	200	143	390
Restructuring costs, net	4	114	15	142
Settlement costs	4	2	5	20
Other charges (gains), net	8	(1)	26	(60)
Total operating expenses	736	1,072	2,354	2,904
Income from operations	436	111	1,061	295
Interest expense, net	(1)	(17)	(9)	(27)
Other income, net	6	9	1	4
Income before income taxes	441	103	1,053	272
Provision for income taxes	12	5	29	10
Net income	$429	$98	$1,024	$262
Net income per share (basic)	$0.71	$0.17	$1.70	$0.45
Net income per share (diluted)	$0.69	$0.16	$1.66	$0.44
Weighted average shares (basic)	608	591	603	587
Weighted average shares (diluted)	620	607	616	598
Dividends per share	$0.14	$0.12	$0.42	$0.36

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions)
Net income	$429	$98	$1,024	$262
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2015 and 2014	(25)	(56)	(13)	(43)
Unrealized gains (losses) on marketable securities, net of $0 tax in 2015 and 2014	—	(3)	3	(2)
Other comprehensive loss	(25)	(59)	(10)	(45)
Comprehensive income	$404	$39	$1,014	$217

See accompanying notes.

BROADCOM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2015	2014
	(In millions)
Operating activities
Net income	$1,024	$262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122	141
Stock-based compensation expense	261	340
Acquisition-related items:
Amortization of purchased intangible assets	102	169
Impairments of long-lived assets	143	390
Loss (gain) on sale of assets and other	4	(44)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(161)	(143)
Inventory	(21)	(100)
Prepaid expenses and other assets	(38)	7
Accounts payable	16	97
Deferred revenue	(17)	98
Other accrued and long-term liabilities	(175)	75
Net cash provided by operating activities	1,260	1,292
Investing activities
Net purchases of property and equipment	(254)	(214)
Net cash paid for acquired companies	—	(9)
Proceeds from sale (purchases) of certain assets and other	(18)	90
Purchases of marketable securities	(3,797)	(1,868)
Proceeds from sales and maturities of marketable securities	2,813	1,417
Net cash used in investing activities	(1,256)	(584)
Financing activities
Issuance of long-term debt, net	—	592
Payments of long-term debt	—	(400)
Repurchases of Class A common stock	(463)	(418)
Dividends paid	(254)	(211)
Proceeds from issuance of common stock	494	419
Minimum tax withholding paid on behalf of employees for restricted stock units	(114)	(93)
Net cash used in financing activities	(337)	(111)
Increase (decrease) in cash and cash equivalents	(333)	597
Cash and cash equivalents at beginning of period	2,545	1,657
Cash and cash equivalents at end of period	$2,212	$2,254

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

For a complete summary of our significant accounting policies, please refer to Note 1, “Summary of Significant Accounting Policies,” in Part IV, Item 15 of our 2014 Annual Report. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2015.

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

As a result of the Transaction, at closing, each share of Broadcom common stock will be converted into the right to receive, at the election of each holder of such Broadcom common stock and upon the terms and subject to the conditions set forth in the Avago Agreement, cash or Holdco ordinary shares, which are each subject to proration in accordance with the Avago Agreement, or interests of the Partnership represented by exchangeable limited partnership units, or Restricted Exchangeable Units, which are not subject to proration. The Restricted Exchangeable Units cannot be transferred, sold or hedged for a period of one or two years after closing. Following such restricted period, a holder of Restricted Exchangeable Units may require the Partnership to repurchase any or all of such holder’s Restricted Exchangeable Units in consideration for Holdco shares or an equivalent cash amount, as determined by Holdco in its sole discretion. Upon the terms and subject to the conditions set forth in the Avago Agreement, Broadcom shareholders will have the ability to elect to receive, with respect to each issued and outstanding share of Broadcom common stock: (a) $54.50 per share in cash; (b) 0.4378 Holdco ordinary shares; or (c) 0.4378 Restricted Exchangeable Units. The foregoing exchange ratios will not fluctuate with changes in the relative market prices of Avago ordinary shares and shares of Broadcom Class A common stock. The shareholder election will be subject to a proration mechanism, which causes the aggregate amount of cash paid and the aggregate number of Holdco shares issued to the holders of Broadcom common stock to equal as nearly as practicable the total amount of cash and number of Holdco shares that would have been paid and issued if 50% of the shares of Broadcom common stock elected to receive Holdco shares and 50% of the shares of Broadcom common stock elected to receive cash. Also as a result of the Transaction, at closing, all of Avago’s issued ordinary shares as of immediately prior to the effective time of the Transaction will be exchanged on a one-to-one basis for Holdco shares. Avago has stated that it intends to finance the cash portion of the merger with cash on hand from both companies and new debt financing and credit facilities from a consortium of banks. Avago also intends to refinance substantially all of our and Avago's existing debt.

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

The Transaction has been unanimously approved by the boards of directors of both companies, as well as a special committee of the independent directors of Broadcom. Additionally, the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired. Consummation of the Transaction remains subject to the satisfaction or waiver of the additional conditions set forth in the Avago Agreement, including approval of the Transaction by our shareholders and Avago’s shareholders and the receipt of regulatory clearance under certain foreign antitrust laws, including those of China and the European Union, as well as other customary closing conditions. A special meeting of Broadcom’s shareholders and a court meeting of Avago’s shareholders to approve the Transaction (among other proposals) will each be held on November 10, 2015.

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

We recorded acquisition-related costs of approximately $8 million and $30 million, primarily for outside legal and financial advisory fees associated with the pending acquisition of Broadcom by Avago in the three and nine months ended September 30, 2015, respectively. These costs were recorded in “Other charges (gains), net” included in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015.

The foregoing description of the Avago Agreement and the Transaction does not purport to be complete and is subject to, and qualified in its entirety by, (i) the full text of the Avago Agreement, a copy of which is attached as Exhibit 2.1 to the Form 8-K filed by the Company on May 29, 2015 and (ii) Amendment No 1 to the Avago Agreement, a copy of which is attached as Exhibit 2.1 to the Form 8-K filed by the Company on July 31, 2015 and listed in the Exhibit Table of this filing. Additionally, the definitive proxy statement filed by the Company on September 28, 2015 describes the Avago Agreement and the Transaction in more detail. Investors and security holders of Broadcom are urged to read the joint proxy statement and any other relevant documents that have been or will be filed with the SEC carefully and in their entirety because they contain or will contain important information about the Transaction.

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

Recent Accounting Pronouncements

In May 2014 the Financial Accountings Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018, however, application of the standard is allowed as early as the beginning of 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

2.	Supplemental Financial Information

The following tables present details of our unaudited condensed consolidated financial statements:

Inventory

	September 30, 2015	December 31, 2014
	(In millions)
Work in process	$213	$180
Finished goods	339	351
	$552	$531

Property and Equipment, Net

In March 2015 we paid $156 million upon close of escrow for the purchase of land for the construction of a new corporate campus in Orange County, California, totaling up to 2 million square feet to meet the requirements projected in our long-term business plan.  This payment included $110 million for the purchase of the land and $46 million for prepaid taxes and refundable deposits recorded as "Property and equipment, net" and "Other assets," respectively, in our unaudited condensed consolidated balance sheets.

In October 2015 we signed an agreement to purchase 26 acres of land in Santa Clara County, California to meet the requirements projected in our long-term business plan. The land currently has four existing office buildings and we plan to build additional office space as needed, totaling up to approximately 1.1 million square feet.  The cost of the property is $207 million and the closing is currently anticipated to occur in the three months ending December 31, 2015, subject to closing conditions.

Accrued Liabilities

	September 30, 2015	December 31, 2014
	(In millions)
Accrued rebates	$389	$574
Accrued taxes	18	28
Accrued royalties	19	19
Accrued settlement charges	17	17
Accrued legal costs	13	10
Warranty reserve	5	6
Restructuring liabilities	7	28
Other	85	109
	$553	$791

Other Long-Term Liabilities

	September 30, 2015	December 31, 2014
	(In millions)
Deferred revenue	$83	$105
Accrued taxes	75	77
Deferred rent	27	38
Deferred tax liabilities	17	17
Accrued settlement charges	5	17
Other long-term liabilities	24	23
	$231	$277

Accrued Rebate Activity

The following table summarizes activity related to accrued rebates:

	Nine Months Ended
	September 30,
	2015	2014
	(In millions)
Beginning balance	$574	$409
Charged as a reduction of revenue	645	615
Reversal of unclaimed rebates	(21)	(28)
Payments	(809)	(502)
Ending balance	$389	$494

We recorded customer rebates of $205 million and $251 million in the three months ended September 30, 2015 and 2014, respectively.

Other Charges (Gains), Net

In connection with the Avago Agreement, we recorded costs of $8 million and $30 million, primarily related to banker, legal and accounting fees associated with the pending Transaction in the three and nine months ended September 30, 2015, respectively. These costs were recorded in “Other charges (gains), net” included in our unaudited condensed consolidated statements of operations in the three and nine months ended September 30, 2015.

In March 2014 we sold certain Ethernet controller-related assets and provided non-exclusive licenses to intellectual property, including a non-exclusive patent license, to QLogic Corporation for a total of $209 million, referred to as the QLogic Transaction. The transaction was accounted for as a multiple element arrangement, which primarily included (i) the sale of certain assets (constituting a business for accounting purposes), (ii) the licensing of certain intellectual property and (iii) a long-term supply agreement. In connection with the transaction, we recorded a gain on the sale of assets of $48 million (net of a goodwill adjustment of $37 million) and deferred revenue of $120 million. The revenue related to the license agreement ($76 million) and the supply agreement ($44 million) will be amortized over approximately seven years. The operating gain was recorded in “Other charges (gains), net” included in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2014.

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

The following table presents the computation of net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions, except per share data)
Numerator: Net income	$429	$98	$1,024	$262
Denominator for net income per share (basic)	608	591	603	587
Effect of dilutive securities:
Stock awards	12	16	13	11
Denominator for net income per share (diluted)	620	607	616	598
Net income per share (basic)	$0.71	$0.17	$1.70	$0.45
Net income per share (diluted)	$0.69	$0.16	$1.66	$0.44

Net income per share (diluted) does not include the effect of anti-dilutive potential common shares resulting from outstanding equity awards. There were no anti-dilutive potential common shares in the three and nine months ended September 30, 2015. There were 8 million and 13 million anti-dilutive potential common shares in the three and nine months ended September 30, 2014, respectively.

Supplemental Cash Flow Information

In the nine months ended September 30, 2015, we paid $20 million for capital equipment that was accrued as of December 31, 2014, and had billings of $16 million for capital equipment that were accrued but not yet paid as of September 30, 2015.

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

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and marketable securities’ costs, gross unrealized gains, gross unrealized losses and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities:

	September 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$307	$—	$—	$307	$307	$—	$—
Level 1:
Bank and time deposits	813	—	—	813	813	—	—
Money market funds	144	—	—	144	144	—	—
U.S. treasury and agency obligations	1,902	2	—	1,904	14	174	1,716
Subtotal	2,859	2	—	2,861	971	174	1,716
Level 2:
Commercial paper	1,051	—	—	1,051	934	117	—
Corporate bonds	2,244	2	(3)	2,243	—	923	1,320
Asset-backed securities and other	182	—	—	182	—	38	144
Subtotal	3,477	2	(3)	3,476	934	1,078	1,464
Level 3:
Level 3: None	—	—	—	—	—	—	—
Total	$6,643	$4	$(3)	$6,644	$2,212	$1,252	$3,180

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
	(In millions)
Cash	$659	$—	$—	$659	$659	$—	$—
Level 1:
Bank and time deposits	943	—	—	943	943	—	—
Money market funds	83	—	—	83	83	—	—
U.S. treasury and agency obligations	1,434	—	(1)	1,433	12	192	1,229
Subtotal	2,460	—	(1)	2,459	1,038	192	1,229
Level 2:
Commercial paper	800	—	—	800	798	2	—
Corporate bonds	1,931	1	(2)	1,930	50	859	1,021
Asset-backed securities and other	141	—	—	141	—	8	133
Subtotal	2,872	1	(2)	2,871	848	869	1,154
Level 3:
Level 3: None	—	—	—	—	—	—	—
Total	$5,991	$1	$(3)	$5,989	$2,545	$1,061	$2,383

There were no transfers between Level 1, Level 2 or Level 3 securities in the nine months ended September 30, 2015. All of our long-term marketable securities had maturities of between one and three years in duration at September 30, 2015. Our cash, cash equivalents and marketable securities at September 30, 2015 consisted of $3.08 billion held domestically, with the remaining balance of $3.56 billion held by our foreign subsidiaries.

At September 30, 2015, we had 186 investments with a fair value of $1.44 billion that were in an unrealized loss position for less than twelve months. Our gross unrealized losses of $3 million for these investments at September 30, 2015, were due to changes in market rates. We have determined that the gross unrealized losses on these investments at September 30, 2015, are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.

Instruments Not Recorded at Fair Value on a Recurring Basis. We measure the fair value of our long-term debt carried at amortized cost quarterly for disclosure purposes. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. Based on the market prices, the fair value of our long-term debt was $1.61 billion as of September 30, 2015 and December 31, 2014. The recorded values of all our accounts receivable and accounts payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

4.	Income Taxes

The following table presents details of the provision for income taxes and our effective tax rates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions, except percentages)
Provision for income taxes	$12	$5	$29	$10
Effective tax rates	2.7%	4.9%	2.8%	3.7%

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

As a result of our cumulative tax losses in the U.S. and certain foreign jurisdictions, and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance should be recorded in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we had net deferred tax assets of $3 million and $6 million at September 30, 2015 and December 31, 2014, respectively. In the U.S. we had deferred tax liabilities relating to tax amortizable goodwill of $5 million and $4 million at September 30, 2015 and December 31, 2014, respectively.

Our income tax returns for the 2010, 2011 and 2012 tax years are currently under examination by the Internal Revenue Service. We do not believe the audit will have a material impact on our financial position, operating results, or cash flows. However, our deferred tax assets could be reduced, with a corresponding reduction in the valuation allowance related to such deferred tax assets.

On July 27, 2015, the United States Tax Court issued an opinion (Altera Corp. et al. v. Commissioner) invalidating the 2003 final cost-sharing regulations in Treasury Regulation Section 1.482-7(d)(2) that require taxpayers to include stock-based compensation when determining operating expenses under qualified cost-sharing arrangements. However, despite this opinion, the U.S. Treasury has not yet withdrawn the requirement to include stock- based compensation from its regulations with respect to such arrangements. In addition, there is uncertainty related to (i) the IRS response to this United States Tax Court opinion, (ii) the final resolution of this issue, and (iii) any potential tax effects to Broadcom. We have reviewed this opinion and its impact on Broadcom and concluded that no adjustment to the consolidated financial statements is appropriate at this time. We will continue to monitor developments related to this opinion and the potential impact of those developments on our financial statements.

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

The outstanding Notes described above contain a number of restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets; enter into sale and lease-back transactions; or merge, consolidate or sell assets. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the Notes. We were in compliance with all senior unsecured notes debt covenants as of September 30, 2015.

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

Quarterly Dividend

In November 2014 our Board of Directors announced its intention to increase the quarterly cash dividend by 17% to $0.14 per share ($0.56 per share on an annual basis) payable to holders of our common stock. In the three and nine months ended September 30, 2015 and 2014 we paid $86 million, $71 million, $254 million and $211 million, respectively, in dividends to holders of our Class A and Class B common stock.

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

Under these programs, we repurchased 10.4 million shares of our Class A common stock at a weighted average price of $44.40 in the nine months ended September 30, 2015. In connection with the Avago Agreement, we agreed to discontinue future share repurchases under these programs.

Repurchases under our share repurchase programs were intended to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Our share repurchase programs do not obligate us to acquire any particular amount of our stock and may be suspended at any time at our discretion.

7.	Employee Benefit Plans

Combined Incentive Plan Activity

Restricted stock unit activity is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
	(In millions, except per share data)
Balance at December 31, 2014	20	$32.38
Restricted stock units granted	7	42.86
Restricted stock units cancelled	(1)	33.64
Restricted stock units vested	(7)	34.39
Balance at September 30, 2015	19	$35.47

Stock option activity is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
	(In millions, except per share data)
Balance at December 31, 2014	20	$33.84
Options exercised	(13)	34.50
Balance at September 30, 2015	7	$32.67

Stock-Based Compensation Expense

The following table presents details of total stock-based compensation expense that is included in salaries and benefits in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions)
Cost of revenue	$4	$6	$13	$17
Research and development	54	73	170	237
Selling, general and administrative	27	28	78	86

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2015 through 2019 related to unvested share-based payment awards:

	2015	2016	2017	2018	2019	Total
	(In millions)
Unearned stock-based compensation	$82	$251	$164	$82	$12	$591

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
Securities Litigation Matters

Following the May 28, 2015 announcement of the Avago Agreement, multiple shareholder class action lawsuits were filed in the Superior Court of the State of California, County of Orange against Broadcom, our Board of Directors, and other parties to the Merger Agreement (collectively “the Defendants”) under the following captions:  Xu v. Broadcom Corp., et al., Case No. 30-2015-00790689-CU-SL-CXC; Freed v. Broadcom Corp., et al., Case No. 30-2015-00790699-CU-SL-CXC; N.J. Building Laborers Statewide Pension Fund v. Samueli, et al., Case No. 00791484-CU-SL-CXC; Yiu v. Broadcom Corp., et al., Case No. 00791490-CU-SL-CXC; Seafarers’ Pension Plan v. Samueli et al., Case No. 30-2015-00794492-CU-SL-CXC; and Engel v. Broadcom Corp. et al., Case No. 30-2015-00797343-CU-SL-CXC.  Another putative class action was filed in the Superior Court of the State of California, County of Santa Clara, captioned Jew v. Broadcom Corp., et al., Case No. 115-CV-281353.  Two complaints have also been filed in federal district court for the Central District of California, captioned Wytas and Crombie v. McGregor, et al., Case No. 8:15-cv-00979 and Yassian v. McGregor, et. al., Case No. 8:15-cv-01303.

The complaints in the above-captioned cases generally allege: (i) that our Board of Directors breached its fiduciary duties to Broadcom’s shareholders by pursuing a flawed sale process and failing to obtain adequate consideration, and (ii) that Broadcom and the other parties to the Avago Agreement aided and abetted the alleged breaches of fiduciary duties by our Board of Directors.  The Wytas and Yassian complaints also name Henry T. Nicholas III, one of our co-founders, as a defendant and allege that the S-4 registration statement filed in connection with the Transaction contains false and misleading statements in violation of the U.S. federal securities laws.  The plaintiffs in each of the above-captioned lawsuits seek to enjoin the Defendants from proceeding with the proposed transaction set forth in the Avago Agreement.  The plaintiffs also seek damages and attorney’s fees.

In August 2015 the Superior Court of the State of California, County of Orange issued an order coordinating and consolidating the actions that had been filed in state court. On September 25, 2015, the Superior Court, County of Orange

granted Broadcom’s motion to stay the state court proceedings. The Wytas and Yassian actions have been consolidated and are proceeding in federal court.

General

We and our subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

9.	Goodwill and Purchased Intangible Assets

Goodwill

The following table summarizes the activity related to the carrying value of our goodwill:

	Reportable Segments
	Broadband and Connectivity	Infrastructure and Networking	Foreign Currency	Consolidated
	(In millions)
Goodwill	$1,802	$3,768	$(31)	$5,539
Accumulated impairment losses	(543)	(1,286)	—	(1,829)
Goodwill at December 31, 2014	1,259	2,482	(31)	3,710
Effects of foreign currency translation	—	—	(9)	(9)
Goodwill at September 30, 2015	$1,259	$2,482	$(40)	$3,701

Purchased Intangible Assets

The following table presents details of our purchased intangible assets:

	September 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Developed technology	$929	$(515)	$414	$1,250	$(619)	$631
In-process research and development	2	—	2	19	—	19
Customer relationships	176	(166)	10	177	(164)	13
Other	32	(32)	—	32	(31)	1
	$1,139	$(713)	$426	$1,478	$(814)	$664

Amortization of Purchased Intangible Assets

The following table presents details of the amortization of purchased intangible assets included in the cost of revenue and other operating expense categories:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions)
Cost of revenue	$31	$46	$98	$143
Other operating expenses	1	8	4	26
	$32	$54	$102	$169

The following table presents details of the amortization of existing purchased intangible assets (including in-process research and development, or IPR&D), which is currently estimated to be expensed in the remainder of 2015 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2015	2016	2017	2018	2019	Thereafter	Total
	(In millions)
Cost of revenue	$31	$93	$74	$59	$45	$114	$416
Other operating expenses	1	3	2	2	2	—	10
	$32	$96	$76	$61	$47	$114	$426

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

In the three months ended June 30, 2014 and September 30, 2014, we recorded impairment charges of $35 million and
$200 million, respectively, primarily related to our acquisition of NetLogic, included in our Infrastructure and Networking reportable segment. Impairment charges related to developed technology of our embedded processor products were $35 million and $115 million in the three months ended June 30, 2014 and September 30, 2014, respectively, and $12 million in the three months ended September 30, 2014 for IPR&D of our embedded processor products. We observed a continued reduction in customer design activity for MIPS-based embedded processors, which negatively impacts our previous forecast, primarily due to customers increasingly selecting alternative solutions for next generation core network architectures. The remaining impairment charges in the three months ended September 30, 2014 were comprised of $37 million and $20 million related to developed technology and IPR&D, respectively, of our KBP products and $16 million of customer relationships. The primary factor driving the impairment of our KBP assets was a long term reduction in demand for KBPs in edge and core routers, which negatively impacted our previous forecast.

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

As of September 30, 2015, we had substantially completed this restructuring plan. We have recognized $167 million of restructuring charges related to the exit from the cellular baseband business. These charges are comprised of (i) $131 million for employee termination benefits for 2,300 employees and (ii) $36 million for certain non-cancelable contract costs and other costs to close and consolidate 18 locations.

The following table summarizes activity related to our restructuring liabilities:

Nine Months Ended September 30, 2015
(In millions)
Balance at December 31, 2014	$33
Charged to expense	15
Cash payments	(33)
Balance at September 30, 2015	$15

Impairment Charges

In connection with our decision to exit the cellular baseband business in 2014, we recorded $130 million of non-cash charges for the impairment of certain long-lived assets and $34 million of inventory charges in the three months ended June 30, 2014. We wrote down the value of property and equipment related to the cellular baseband business by $104 million to reflect the fair value of these assets on an in-exchange basis. In determining the fair value of the assets, we used a market based approach to estimate the value we could receive in the open market, and subtracted the cost to sell those assets. We also performed a detailed analysis of our electronic design automation, or EDA, tools and technology licenses that relate to our cellular baseband business. Because the majority of these EDA tools and technology licenses are not transferable and will have no useful applications for our remaining operations, we recorded an impairment charge of $19 million related to these licenses. We also recorded impairment charges of purchased intangible assets of $2 million and other assets of $5 million. The impairment charges were recorded in "Impairment of long-lived assets" and the inventory charge were recorded in "Cost of product revenue" included in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2014.

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

The following tables present details of our reportable segments and the “Cellular Baseband” and “All Other” categories:

	Reportable Segments
	Broadband and Connectivity	Infrastructure and Networking	Total Reportable Segments	Cellular Baseband	All Other	Consolidated
	(In millions)
Three Months Ended September 30, 2015
Net revenue	$1,540	$644	$2,184	$3	$—	$2,187
Operating income (loss)	316	163	479	2	(45)	436
Three Months Ended September 30, 2014
Net revenue	$1,512	$651	2,163	$97	$—	$2,260
Operating income (loss)	337	173	510	(39)	(360)	111

	Reportable Segments
	Broadband and Connectivity	Infrastructure and Networking	Total Reportable Segments	Cellular Baseband	All Other	Consolidated
	(In millions)
Nine Months Ended September 30, 2015
Net revenue	$4,371	$1,944	6,315	$26	$—	$6,341
Operating income (loss)	825	524	1,349	(5)	(283)	1,061
Nine Months Ended September 30, 2014
Net revenue	$4,060	$1,900	5,960	$325	$—	$6,285
Operating income (loss)	764	528	1,292	(329)	(668)	295

Included In All Other Category:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions)
Amortization of purchased intangible assets	$32	$54	$102	$169
Inventory charges (sell-through) related to the exit of the cellular baseband business	—	(7)	(3)	27
Impairments of long-lived assets	—	200	143	390
Settlement costs	4	2	5	20
Restructuring costs, net	4	114	15	142
Other charges (gains), net	8	(1)	26	(60)
Miscellaneous corporate allocation variances	(3)	(2)	(5)	(20)
Total other operating costs and expenses	$45	$360	$283	$668
Total operating loss for the “All Other” category	$(45)	$(360)	$(283)	$(668)

Significant Customer and Geographical Information

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Two largest customers	30.5%	29.9%	27.4%	28.2%
Five largest customers as a group	46.2	45.4	42.9	44.6

The geographical distribution of our shipments, as a percentage of product revenue, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Hong Kong	34.4%	31.6%	34.4%	30.6%
China (exclusive of Hong Kong)	27.7	24.7	25.7	23.2
Singapore, Taiwan, Thailand and Japan	22.2	28.8	23.3	30.9
United States	3.9	3.9	4.5	4.4
Europe	1.5	2.0	1.7	2.0
Other	10.3	9.0	10.4	8.9
	100.0%	100.0%	100.0%	100.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operating Results for the Three and Nine Months Ended September 30, 2015

In the three months ended September 30, 2015, our net income was $429 million, as compared to a net income of $386 million in the three months ended June 30, 2015 and as compared to a net income of $98 million in the three months ended September 30, 2014. This resulting increase from the prior quarter in profitability was primarily the result of a 4.3% sequential increase in net revenue, offset by a reduction in gross margin of 160 basis points. This resulting increase in profitability year-over-year was primarily the result of a gross margin improvement of 130 basis points, a combined net reduction of $30 million for research and development and selling, general and administrative expenses, primarily associated with the restructuring plan that we initiated in July 2014, and decreases in impairment charges of long-lived assets and restructuring costs of $200 million and $110 million, respectively, offset in part by a 3.2% decrease in net revenue. In the nine months ended September 30, 2015 our net income was $1.02 billion, as compared to net income of $262 million in the nine months ended September 30, 2014. This year-over-year increase was the result of a 0.9% increase in net revenue, gross margin improvement of 300 basis points, and a combined net reduction of $225 million for research and development and selling, general and administrative expenses, primarily associated with the restructuring plan that we initiated in 2014, and decreases in impairment charges of long-lived assets and restructuring costs of $247 million and $127 million, respectively, offset in part by a increase in other charges (gains), net of $86 million.

As discussed in further detail elsewhere in this Report, other highlights during the nine months ended September 30, 2015 include the following:

•	Our cash and cash equivalents and marketable securities were $6.64 billion at September 30, 2015, compared with $5.99 billion at December 31, 2014.

•	Cash flow from operations generated $1.26 billion during the nine months ended September 30, 2015, as compared to $1.29 billion in the nine months ended September 30, 2014.

•
We repurchased 10.4 million shares of our Class A common stock at a weighted average price of $44.40 in the nine months ended September 30, 2015. In connection with the Avago Agreement, we agreed to discontinue future share repurchases under these programs.

•	We paid $254 million in dividends to holders of our Class A and Class B common stock in the nine months ended September 30, 2015.

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

•
We recorded acquisition-related costs of approximately $8 million and $30 million, primarily for outside legal and financial advisory fees associated with the pending acquisition of Broadcom by Avago in the three and nine months ended September 30, 2015, respectively.

Reportable Segments

As discussed in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, all prior-period amounts below have been adjusted retrospectively to reflect the inclusion of stock-based compensation and our reportable segment changes that occurred in 2014.

The following table presents details of our reportable segments, and the “Cellular Baseband” and “All Other” categories:

	Reportable Segments		Total Reportable Segments
	Broadband and Connectivity	Infrastructure and Networking		Cellular Baseband	All Other	Consolidated
	(In millions)
Three Months Ended September 30, 2015
Net revenue	$1,540	$644	$2,184	$3	$—	$2,187
Operating income (loss)	316	163	479	2	(45)	436
Operating margin	20.5%	25.3%	21.9%	66.7%		19.9%
Three Months Ended June 30, 2015
Net revenue	$1,423	$669	$2,092	$4	$—	$2,096
Operating income (loss)	268	194	462	—	(60)	402
Operating margin	18.8%	29.0%	22.1%	—%		19.2%
Three Months Ended September 30, 2014
Net revenue	$1,512	$651	2,163	$97	$—	$2,260
Operating income (loss)	337	173	510	(39)	(360)	111
Operating margin	22.3%	26.6%	23.6%	(40.2)%		4.9%

	Reportable Segments		Total Reportable Segments
	Broadband and Connectivity	Infrastructure and Networking		Cellular Baseband	All Other	Consolidated
	(In millions)
Nine Months Ended September 30, 2015
Net revenue	$4,371	$1,944	6,315	$26	$—	$6,341
Operating income (loss)	825	524	1,349	(5)	(283)	1,061
Operating margin	18.9%	27.0%	21.4%	(19.2)%		16.7%
Nine Months Ended September 30, 2014
Net revenue	$4,060	$1,900	5,960	$325	$—	$6,285
Operating income (loss)	764	528	1,292	(329)	(668)	295
Operating margin	18.8%	27.8%	21.7%	(101.2)%		4.7%

See Notes 10 and 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our reportable segments and our "Cellular Baseband" and "All Other" categories.

The increase in operating income for our Broadband and Connectivity reportable segment in the three months ended September 30, 2015, as compared to the three months ended June 30, 2015, resulted primarily from 8.2% increase in net revenue with relatively flat operating expenses. The decrease in operating income for our Broadband and Connectivity reportable segment in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, resulted primarily from an increase in additional research and development expenses, offset in part by a 1.9% increase in net revenue. The increase in operating income for our Broadband and Connectivity reportable segment in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, resulted primarily from a 7.7% increase in net revenue, offset in part by additional research and development expenses. The decrease in operating income for our

Infrastructure and Networking reportable segment in the three months ended September 30, 2015, as compared to the three months ended June 30, 2015, resulted primarily from a 3.7% decrease in net revenue. The decrease in operating income for our Infrastructure and Networking reportable segment in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, resulted primarily from a 1.1% decrease in net revenue and a slight increase in operating expenses. The decrease in operating income for our Infrastructure and Networking reportable segment in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, resulted primarily from a slight increase in operating expenses, offset in part by a 2.3% increase in net revenue. As discussed in Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements, in July 2014 we decided to wind down our cellular baseband business as the commercial and economic opportunity was not sufficient to justify continued investment.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-lived asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Annual Report. There have been no material changes in any of our critical accounting policies and estimates during the nine months ended September 30, 2015.

Net Revenue

The following tables present net revenue from each of our reportable segments and the Cellular Baseband category:

	Three Months Ended			Quarter over Quarter		Year over Year
	September 30, 2015	June 30, 2015	September 30, 2014	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Broadband and Connectivity	$1,540	$1,423	$1,512	$117	8.2%	$28	1.9%
Infrastructure and Networking	644	669	651	(25)	(3.7)	(7)	(1.1)
Total reportable segments	2,184	2,092	2,163	92	4.4	21	1.0
Cellular Baseband	3	4	97	(1)	(25.0)	(94)	(96.9)
Total net revenue	$2,187	$2,096	$2,260	$91	4.3	$(73)	(3.2)

	Nine Months Ended		Year over Year
	September 30, 2015	September 30, 2014	$ Change	% Change
	(In millions, except percentages)
Broadband and Connectivity	$4,371	$4,060	$311	7.7%
Infrastructure and Networking	1,944	1,900	44	2.3
Total reportable segments	6,315	5,960	355	6.0
Cellular Baseband	26	325	(299)	(92.0)
Total net revenue	$6,341	$6,285	$56	0.9

	Three Months Ended			Nine Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(as a % of net revenue)
Broadband and Connectivity	70.5%	67.9%	66.9%	68.9%	64.6%
Infrastructure and Networking	29.4	31.9	28.8	30.7	30.2
Total reportable segments	99.9	99.8	95.7	99.6	94.8
Cellular Baseband	0.1	0.2	4.3	0.4	5.2
Total net revenue	100.0%	100.0%	100.0%	100.0%	100.0%

Broadband and Connectivity. The increase in net revenue in the three months ended September 30, 2015, as compared to the three months ended June 30, 2015, resulted primarily from increases in sales of our wireless connectivity products of $93 million, our set-top box (STB) solutions of $33 million, and our other broadband and connectivity technologies of $48 million, offset in part by a decrease in our broadband modem solutions of $57 million. The increase in net revenue in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, resulted primarily from increases in sales of our wireless connectivity products of $31 million and our other broadband and connectivity technologies of $66 million, offset in part by decreases in sales of our STB solutions of $49 million and our broadband modem solutions of $20 million. The increase in net revenue in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, resulted primarily from increases in sales of our wireless connectivity products of $133 million, our broadband modem solutions of $111 million, and other broadband and connectivity technologies of $152 million, offset in part by a decrease in sales of our STB solutions of $85 million.

Infrastructure and Networking. The decrease in net revenue for the three months ended September 30, 2015, as compared to the three months ended June 30, 2015, resulted primarily from a decrease in sales of Ethernet switches and PHYs of $21 million. The decrease in net revenue in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, resulted from decreases in sales of other infrastructure and networking technologies of $7 million. The increase in net revenue in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, resulted primarily from increases in sales of our Ethernet switches and PHYs of $77 million, offset in part by decreases in sales of all of our other infrastructure and networking technologies of $33 million.

Cellular Baseband. The decrease in the Cellular Baseband category resulted from our decision in July 2014 to wind down our cellular baseband business as the commercial and economic opportunity did not sufficiently justify continued investment. Due to our announced exit from the cellular baseband business, we expect associated revenue to trend to zero over the next twelve months.

Rebates. We recorded rebates to certain customers of $205 million, or 9.4% of net revenue, $219 million, or 10.4% of net revenue, and $251 million, or 11.1% of net revenue, in the three months ended September 30, 2015, June 30, 2015 and September 30, 2014, respectively. We recorded customer rebates of $645 million, or 10.2% of net revenue, and $615 million, or 9.8% of net revenue, in the nine months ended September 30, 2015 and 2014, respectively. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. We reversed accrued rebates of $10 million, $7 million and $8 million in the three months ended September 30, 2015, June 30, 2015 and September 30, 2014, respectively. We reversed accrued rebates of $21 million and $28 million in the nine months ended September 30, 2015 and September 30, 2014, respectively. We anticipate that accrued rebates will vary in future periods based upon the level of overall sales to customers that participate in our rebate programs.

Concentration of Net Revenue

Sales to our significant customers, including sales to their manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Two largest customers	30.5%	29.9%	27.4%	28.2%
Five largest customers as a group	46.2	45.4	42.9	44.6

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

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the seasonal variations in consumer products and changes in the overall economic environment. For these and other reasons, our total net revenue and results of operations for the three months ended September 30, 2015, and prior periods may not necessarily be indicative of future net revenue and results of operations.

Cost of Revenue, Gross Profit and Gross Margin

The following tables present total net revenue, cost of revenue, gross profit and gross margin:

	Three Months Ended			Quarter over Quarter		Year over Year
	September 30, 2015	June 30, 2015	September 30, 2014	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Net revenue	$2,187	$2,096	$2,260	$91	4.3%	$(73)	(3.2)%
Cost of revenue	1,015	939	1,077	76	8.1	(62)	(5.8)
Gross profit	$1,172	$1,157	$1,183	$15	1.3	$(11)	(0.9)
Gross margin	53.6%	55.2%	52.3%

	Nine Months Ended		Year over Year
	September 30, 2015	September 30, 2014	$ Change	% Change
	(In millions, except percentages)
Net revenue	$6,341	$6,285	$56	0.9%
Cost of revenue	2,926	3,086	(160)	(5.2)
Gross profit	$3,415	$3,199	$216	6.8
Gross margin	53.9%	50.9%

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

Gross margin decreased in the three months ended September 30, 2015, as compared to the three months ended June 30, 2015, primarily due to an increase in excess and obsolete inventory expense. The improvements in gross margin for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, were driven by decreases of (i) $94 million and $299 million, respectively, in revenue related to our cellular baseband business (which products tend to have below average gross margins) and (ii) amortization of purchase intangible assets of $15 million and $45 million, respectively.

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

The following tables present details of research and development expense:

	Three Months Ended			Quarter over Quarter		Year over Year
	September 30, 2015	June 30, 2015	September 30, 2014	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$385	$395	$405	$(10)	(2.5)%	$(20)	(4.9)%
Development and design costs	83	73	92	10	13.7	(9)	(9.8)
Other	74	70	76	4	5.7	(2)	(2.6)
Research and development	$542	$538	$573	$4	0.7	$(31)	(5.4)
(as a % of net revenue)	24.8%	25.7%	25.4%
Employees	8,050	7,850	8,200	200	2.5	(150)	(1.8)

	Nine Months Ended		Year over Year
	September 30, 2015	September 30, 2014	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$1,160	$1,317	$(157)	(11.9)%
Development and design costs	243	266	(23)	(8.6)
Other	216	260	(44)	(16.9)
Research and development	$1,619	$1,843	$(224)	(12.2)
(as a % of net revenue)	25.5%	29.3%

The decreases in salaries and benefits for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, was primarily attributable to our restructuring plan related to the exit from our cellular baseband business initiated in July 2014, partially offset by increases in headcount in each of our current reportable segments and additional incentive compensation anticipated to be paid due to our stronger relative rate of revenue growth compared to the semiconductor industry in the current year. Development and design costs vary from period to period depending on the timing of development and tape-out of various products. The decrease in the Other line item from the nine months ended September 30, 2015, as compared to nine months ended September 30, 2014, is primarily attributable to a decrease in depreciation and facility expenses related to the exit of the cellular baseband business. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

We remain committed to significant research and development efforts to extend our technology leadership in the wired and wireless communications markets in which we operate. Factors that may impact research and development costs include the diversification of the markets we serve, new product or market opportunities, the number of design wins that go into production, changes in our compensation policies, and any expansion into new markets and technologies, including acquisitions. For the nine months ended September 30, 2015, approximately 60% and 20% of our products were manufactured in 40 nanometers and 65 nanometers, respectively. We are designing most new products in 40 nanometers and 28 nanometers, and are beginning to develop products leveraging FinFET technologies. We currently hold approximately 11,250 U.S. and more than 4,100 foreign patents and have more than 5,750 additional U.S. and foreign pending patent applications. We maintain an active program of filing for and acquiring additional U.S. and foreign patents in wired and wireless communications and other fields.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of salaries and related costs, including stock-based compensation expense, for employees engaged in selling, general and administrative activities. We also incur legal and other professional fees, facilities expenses and communications expenses.

The following tables present details of selling, general and administrative expense:

	Three Months Ended			Quarter over Quarter		Year over Year
	September 30, 2015	June 30, 2015	September 30, 2014	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$126	$136	$119	$(10)	(7.4)%	$7	5.9%
Legal and accounting fees	15	16	16	(1)	(6.3)	(1)	(6.3)
Other	36	36	41	—	—	(5)	(12.2)
Selling, general and administrative	$177	$188	$176	$(11)	(5.9)	$1	0.6
(as a % of net revenue)	8.1%	9.0%	7.8%
Employees	1,900	1,950	1,950	(50)	(2.6)	(50)	(2.6)

	Nine Months Ended		Year over Year
	September 30, 2015	September 30, 2014	$ Change	% Change
	(In millions, except percentages)
Salaries and benefits	$382	$363	$19	5.2%
Legal and accounting fees	48	56	(8)	(14.3)
Other	112	124	(12)	(9.7)
Selling, general and administrative	$542	543	$(1)	(0.2)
(as a % of net revenue)	8.5%	8.6%

The increases in salaries and benefits for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014 was primarily attributable result of an increase in cash compensation levels in connection with our annual merit review program, as well as additional incentive compensation anticipated to be paid due to our stronger relative rate of revenue growth compared to the semiconductor industry in the current year, partially offset by savings due to a decrease in headcount from our restructuring plan related the exit from our cellular baseband business initiated in July 2014. The decreases in the Other line item was primarily attributable to a decrease in facilities expenses. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information. We also incurred certain costs related to the Avago Agreement that are discussed in Other Charges (Gains), Net below.

Stock-Based Compensation Expense

The following tables present details of total stock-based compensation expense that is included in salaries and benefits in each functional line item in our unaudited condensed consolidated statements of income:

	Three Months Ended			Quarter over Quarter		Year over Year
	September 30, 2015	June 30, 2015	September 30, 2014	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of revenue	$4	$4	$6	$—	—%	$(2)	(33.3)%
Research and development	54	56	73	(2)	(3.6)	(19)	(26.0)
Selling, general and administrative	27	26	28	1	3.8	(1)	(3.6)
Stock-based compensation	$85	$86	$107	$(1)	(1.2)	$(22)	(20.6)
(as a % of net revenue)	3.9%	4.1%	4.7%

	Nine Months Ended		Year over Year
	September 30, 2015	September 30, 2014	$ Change	% Change
	(In millions, except percentages)
Cost of revenue	$13	$17	$(4)	(23.5)%
Research and development	170	237	(67)	(28.3)
Selling, general and administrative	78	86	(8)	(9.3)
Stock-based compensation	$261	$340	$(79)	(23.2)
(as a % of net revenue)	4.1%	5.4%

The decrease in stock-based compensation in the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, was primarily attributable to the cancellation of equity awards held by employees who were terminated due to the decision to exit our cellular baseband business. In the nine months ended September 30, 2015, we granted equity awards with a fair value of $307 million, primarily related to our regular annual equity compensation review program, which will be expensed over the next four years, as compared to $415 million in nine months ended September 30, 2014.

The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2015 and through 2019 related to unvested share-based payment awards:

	2015	2016	2017	2018	2019	Total
	(In millions)
Unearned stock-based compensation	$82	$251	$164	$82	$12	$591

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

Amortization of Purchased Intangible Assets

The following tables present details of the amortization of purchased intangible assets included in the cost of revenue and other operating expense categories:

	Three Months Ended			Quarter over Quarter		Year over Year
	September 30, 2015	June 30, 2015	September 30, 2014	$ Change	% Change	$ Change	% Change
	(In millions, except percentages)
Cost of revenue	$31	$31	$46	$—	—%	$(15)	(32.6)%
Other operating expenses	1	2	8	(1)	(50.0)	(7)	(87.5)
	$32	$33	$54	$(1)	(3.0)	$(22)	(40.7)

	Nine Months Ended		Year over Year
	September 30, 2015	September 30, 2014	$ Change	% Change
	(In millions, except percentages)
Cost of revenue	$98	$143	$(45)	(31.5)%
Other operating expenses	4	26	(22)	(84.6)
	$102	$169	$(67)	(39.6)

The decrease in amortization of purchased intangible assets is primarily the result of the NetLogic impairment charges recognized in 2014 and 2015.

The following table presents details of the amortization of existing purchased intangible assets (including IPR&D), currently estimated to be expensed in the remainder of 2015 and thereafter:

	Purchased Intangible Asset Amortization by Year
	2015	2016	2017	2018	2019	Thereafter	Total
	(In millions)
Cost of revenue	$31	$93	$74	$59	$45	$114	$416
Other operating expenses	1	3	2	2	2	—	10
	$32	$96	$76	$61	$47	$114	$426

Impairment of Goodwill and Other Long-Lived Assets

We recorded impairment charges of long-lived assets of $143 million and $390 million in the nine months ended September 30, 2015 and 2014, respectively. See discussion of our impairment of long-lived assets in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Restructuring Costs, Net

We recorded restructuring costs of $15 million and $142 million in the nine months ended September 30, 2015 and 2014, respectively. See discussion of our restructuring costs as it relates to our decision to exit from our cellular baseband business in Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Other Charges (Gains), Net

We recorded other charges of $26 million and other gains of $60 million in the nine months ended September 30, 2015 and 2014, respectively. See discussion of our Other Charges (Gains), Net in Notes 1 and 2 of the Notes to Unaudited Condensed Consolidated Financial Statements as it relates to the Avago Agreement in the nine months ended September 30, 2015, and the sale of certain Ethernet controller-related assets to QLogic Corporation in the three months ended March 31, 2014, referred to as the QLogic Transaction.

Provision for Income Taxes

The following table presents details of the provision for income taxes and our effective tax rates:

	Three Months Ended			Nine Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In millions, except percentages)
Provision for income taxes	$12	$8	$5	$29	$10
Effective tax rates	2.7%	2.0%	4.9%	2.8%	3.7%

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

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.

The following table presents working capital, cash and cash equivalents, and marketable securities:

	September 30, 2015	December 31, 2014	$ Change
	(In millions)
Working capital	$3,692	$3,522	$170

Cash and cash equivalents	$2,212	$2,545	$(333)
Short-term marketable securities	1,252	1,061	191
Long-term marketable securities	3,180	2,383	797
Total cash and cash equivalents and marketable securities	$6,644	$5,989	$655

See the summary of cash, cash equivalents, short and long-term marketable securities by major security type and discussion of market risk that follows in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Cash Provided by and Used in the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended
	September 30,
	2015	2014
	(In millions)
Net cash provided by operating activities	$1,260	$1,292
Net cash used in investing activities	(1,256)	(584)
Net cash used in financing activities	(337)	(111)
Increase (decrease) in cash and cash equivalents	(333)	597
Cash and cash equivalents at beginning of period	2,545	1,657
Cash and cash equivalents at end of period	$2,212	$2,254

Operating Activities

In the nine months ended September 30, 2015, our operating activities provided $1.26 billion in cash. This was primarily the result of net income of $1.02 billion and net non-cash operating expenses of $632 million, offset in part by changes in operating assets and liabilities of $396 million. In the nine months ended September 30, 2014, our operating activities provided $1.29 billion in cash. This was primarily the result of net income of $262 million, net non-cash operating expenses of $996 million and changes in operating assets and liabilities of $34 million.

Our days sales outstanding increased from 34 days at December 31, 2014 to 40 days at September 30, 2015. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If, in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Additionally, accounts receivable could increase due to fluctuations in concentrations of revenue with customers under rebate programs, which may result in higher levels of accounts receivables and accrued rebates on our balance sheet. Our accounts receivable could also increase if customers delay their payments or if we grant extended payment terms to customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

Our inventory days on hand increased from 48 days at December 31, 2014 to 50 days at September 30, 2015. In the future, our inventory levels will continue to be determined by the level of purchase orders we receive and the stage at which our products are in their respective product life cycles, our ability, and the ability of our customers, to manage inventory under hubbing arrangements, and competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

Investing Activities

Investing activities used $1.26 billion in cash in the nine months ended September 30, 2015, which was primarily the result of $984 million in net purchases of marketable securities, $254 million of property and equipment purchases to support our research and development efforts (which includes the purchase of land for the construction of a new corporate campus of $110 million in March 2015) and $18 million in purchases of other assets. Investing activities used $584 million in cash in the nine months ended September 30, 2014, which was primarily the result of $214 million of capital equipment purchases to support our research and development efforts and $451 million in net purchases of marketable securities, offset in part by $90 million of proceeds from the QLogic Transaction.

Financing Activities

Our financing activities used $337 million in cash in the nine months ended September 30, 2015, which was primarily the result of $463 million in repurchases of our Class A common stock, dividend payments of $254 million, and $114 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to restricted stock units, or RSUs, offset in part by $494 million in proceeds received from issuances of common stock upon the exercise of stock options. Our financing activities used $111 million in cash in the nine months ended September 30, 2014, which was primarily the result of $418 million in repurchases of our Class A common stock, repayment of long-term debt of $400 million, dividend payments of $211 million, and $93 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to RSUs, offset in part by $592 million in net proceeds from the issuance of long-term debt and $419 million in proceeds received from issuances of common stock upon the exercise of stock options.

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

Short and Long-Term Financing Arrangements

At September 30, 2015, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

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

The outstanding Notes described above contain a number of restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets; enter into sale and lease-back transactions; or merge, consolidate or sell assets. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the Notes. We were in compliance with all senior unsecured notes debt covenants as of September 30, 2015.

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

We may also, upon the agreement of the existing lenders, increase the commitments under the credit facility by up to an additional $100 million. The credit facility contains customary representations, warranties and covenants. Financial covenants require us to maintain a consolidated leverage ratio of no more than 3.25 to 1.00. We were in compliance with all credit facility covenants as of September 30, 2015.

Other Notes and Borrowings

We had no other significant notes or borrowings as of September 30, 2015.

Commitments and Other Contractual Obligations

There have been no material changes in the nine months ended September 30, 2015, to the amounts presented in the table and discussed under the “Commitments and Other Contractual Obligations” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2014 Annual Report.

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

In October 2015 we signed an agreement to purchase 26 acres of land in Santa Clara County, California to meet the requirements projected in our long-term business plan. The land currently has four existing office buildings and we plan to build additional office space as needed, totaling up to approximately 1.1 million square feet.  The cost of the property is $207 million and the closing is currently anticipated to occur in the three months ending December 31, 2015, subject to closing conditions. Assuming the completion of the purchase of this property, the construction of the new facility and the associated relocation of our Santa Clara County sites is currently expected to cost an additional $400 million through 2017.   We currently expect to begin occupying the new facilities in 2018.

Prospective Capital Needs

We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the issuance of common stock through our employee stock option and purchase plans, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, and quarterly dividends for at least the next 12 months. This includes the construction of a new corporate campus in Orange County, as well as the anticipated purchase and construction of additional office space in Santa Clara County as discussed above. However, it is possible that we may choose to raise additional funds or draw on our existing credit facility to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. If needed, we may be able to raise such funds by selling equity or debt securities to the public or to selected investors or by borrowing money from financial institutions, subject to certain covenants set forth in the Avago Agreement. We could also reduce certain expenditures, such as repurchases of our Class A common stock and payments of our quarterly dividends.

We earn a significant amount of our operating income outside the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S. and expect domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as acquisitions, quarterly dividends, share buy-backs and repayment of debt. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of September 30, 2015 we have approximately $3.56 billion of cash, cash equivalents, and marketable securities held by our foreign subsidiaries. We do not expect that potential taxes on a repatriation of our foreign earnings, which are indefinitely reinvested, would have a material effect on our overall liquidity because such potential taxes would be substantially offset by our domestic net operating loss and tax credit carryforwards. Nevertheless, some of a repatriation would be subject to US federal income taxes, less foreign tax credits. In addition, a repatriation of our foreign earnings could result in higher and more volatile income tax rates and could be dilutive to our earnings.

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

Off-Balance Sheet Arrangements

At September 30, 2015, we had no material off-balance sheet arrangements, other than our facility operating leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. The average credit rating of our marketable securities portfolio by major credit rating agencies was Aa3/AA-. Investments in both fixed rate and floating rate instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income, net, may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded fixed income investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because any fixed income securities we hold are classified as available-

for-sale, no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of shareholders’ equity, net of tax.

To assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 30, 2015, a 100 basis point increase in interest rates across all maturities would result in a $43 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Actual future gains and losses associated with our investments may differ from the sensitivity analysis performed as of September 30, 2015 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2015, the end of the period covered by this Report.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2015, we continued our transition to a new enterprise resource planning (ERP) system and, accordingly, modified certain existing as well as implemented new processes and internal controls to adapt to our new ERP system. We believe that the new ERP system and related changes to processes and internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during 2015 and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

Other than these new control procedures, there has been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our pending acquisition by Avago could have an adverse effect on the predictability of customer orders and related shipments in the near term. We are also subject to additional risks in connection with the announcement and pendency of the merger, including:

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

We have filed with the SEC a definitive proxy statement and other relevant materials in connection with the Avago Agreement and the merger. The definitive proxy statement has been sent or given to our shareholders. We urge our shareholders to read the proxy statement and the other relevant materials because they contain important information about the Transaction, including, but not limited to, other risks relating to the Transaction.

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

Our and Avago’s obligations to consummate our acquisition by Avago are subject to the satisfaction or waiver of certain customary conditions, including (i) approval of the Transaction by both our and Avago’s shareholders, (ii) receipt of regulatory clearance under certain foreign anti-trust laws, including those of China and the European Union, (iii) the absence of any law or order prohibiting or restraining the Transaction or any law making the consummation of the Transaction illegal, (iv) there being no event that has or would reasonably be expected to have a material adverse effect on either us or Avago, (v) subject to certain exceptions, the accuracy of the representations and warranties of the parties in the definitive agreement, and (vi) performance by us and Avago of our respective obligations under the Avago Agreement. There can be no assurance that these conditions to the completion of the Transaction will be satisfied in a timely manner or at all. In addition, other factors, such as Avago’s ability to obtain the debt financing it needs to consummate the Transaction, may affect when and whether the merger will occur. If the Transaction is not completed, our share price could fall to the extent that our current price reflects an assumption that the acquisition will be completed. Furthermore, if the acquisition is not completed, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

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

We derive a substantial portion of our revenue from sales to a relatively small number of customers. Sales to our five largest customers represented 42.9%, and 44.6% of our total net revenue in the nine months ended September 30, 2015 and 2014, respectively. Sales to two significant customers represented 27.4% and 28.2% of our total net revenue in the nine months ended September 30, 2015 and 2014, respectively. We expect that our largest customers will continue to account for a substantial portion of our total net revenue for the foreseeable future. The loss of any significant customer could materially and adversely affect our financial condition and results of operations. Also, as our significant customers become larger relative to our business and the industry, they may be able to leverage pricing pressure through the supply chain, vertical integration or other avenues, thereby adversely affecting our gross margins. In addition, we may face onerous remedies to one or more of our largest customers if we fail to meet our supply commitments or otherwise fail to perform our contractual obligations.

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

Our stock price is highly volatile.

The market price of our Class A common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2012 through September 30, 2015 our Class A common stock has traded at prices as low as $23.25 and as high as $57.70 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside the United States. Products shipped to destinations outside the United States, primarily in Asia, represented 95.5% and 95.6% of our product revenue in the nine months ended September 30, 2015 and 2014, respectively. Substantially all of our products are shipped through our logistical facilities in Singapore. An increasing portion of our product sales is made through distributors, which increases our exposure to the risks described below. In addition, we undertake various sales and marketing activities through regional offices in a number of countries. We intend to continue expanding our business activities outside the United States and to open other design and operational centers abroad.

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

As of September 30, 2015 our co-founders, directors, executive officers and their respective affiliates beneficially owned 8.4% of our outstanding common stock and held 46.2% of the total voting power held by our shareholders. As a result, the voting power of these shareholders may strongly influence the outcome of matters that require the approval of our shareholders, including, for example, certain significant corporate transactions (including approval of the Avago Agreement and the Transaction). In particular, as of September 30, 2015 our two founders, Dr. Henry T. Nicholas III and Dr. Henry Samueli, beneficially owned a total of 7.9% of our outstanding common stock, held 46.0% of the total voting power held by our Class A and Class B shareholders, and beneficially owned over 99% of our Class B common stock. Because of their significant Class B common stock ownership, the requirement for separate approval of the Transaction by each class, and their entry into agreements to support approval of the Avago Agreement and the Transaction, our other Class B shareholders will not be able to prevent the Transaction from being consummated. Additionally, with respect to any actions requiring the approval of our shareholders voting together as a single class our other Class A and Class B shareholders may not be able to effect certain actions or transactions, without the approval of one or both of these shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended September 30, 2015, we issued approximately 27,000 shares of Class A common stock upon conversion of a like number of shares of Class B common stock in connection with their disposition. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. The offers and sales of those securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number	Description

2.1*	Amendment No. 1 to the Agreement and Plan of Merger, dated July 29, 2015, by and between Avago Technologies Limited and the Company
31.1	Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit 2.1 is incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 31, 2015.

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

October 26, 2015